Form 10-K
period 2019-12-31
CNO Financial Group, Inc.
filed 2020-02-25
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
At June 30, 2019, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2.6 billion.
Shares of common stock outstanding as of February 10, 2020: 146,280,557
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through three distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2019, we had shareholders' equity of $4.7 billion and assets of $33.6 billion. For the year ended December 31, 2019, we had revenues of $4.0 billion and net income of $409.4 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

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

•
Long-term care in run-off consists of: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and Bankers Conseco Life Insurance Company ("BCLIC")); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded to Wilton Reassurance Company ("Wilton Re") in September 2018 (such business was not actively marketed and was issued by Bankers Life).

In January 2020, we announced a new operating model that realigns the Company from the operating business segments described above into two divisions - Consumer and Worksite. The new structure will create a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Under the new structure, we will be organized around two business divisions that reflect the customers served by the Company.

The Consumer Division will serve individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces and industry-leading direct-to-consumer business with proven experience in advertising, web/digital and call center support.

The Worksite Division will focus on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we will bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisition of Web Benefits Design Corporation ("WBD").

We will also centralize certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. We will continue to market our products under our three primary brands: Bankers Life, Washington National and Colonial Penn. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

We will begin reporting under a different segment structure focused on product types beginning in the first quarter of 2020 based on the way management will make operating decisions and assess performance going forward. Prior period results will be reclassified to conform to the new reporting structure.

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

Our website also includes the charters of our Audit and Enterprise Risk Committee, Executive Committee, Governance and Nominating Committee, Human Resources and Compensation Committee and Investment Committee, as well as our Corporate Governance Operating Principles and our Code of Business Conduct and Ethics that applies to all officers, directors and employees. Copies of these documents are available free of charge on our website at CNOinc.com or from CNO Investor Relations at the address shown above. Within the time period specified by the SEC and the New York Stock Exchange, we will post on our website any amendment to our Code of Business Conduct and Ethics and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer.

In June 2019, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2019 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2019 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Insurance

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through three primary distribution channels: career agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.8 billion, $3.8 billion and $3.7 billion in 2019, 2018 and 2017, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2019 collected premiums: Florida (11 percent), Pennsylvania (6 percent) and Texas (5 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents. A description of our primary distribution channels is as follows:

Career Agents. The products of the Bankers Life segment are sold through a career agency force of approximately 4,400 producing agents working from over 260 Bankers Life branch offices and satellites. These agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. The career agents sell primarily Medicare supplement and long-term care insurance policies, life insurance and annuities. In 2019, the Bankers Life segment had total collected premiums related to this distribution channel of $2.8 billion, or 73 percent, of our total collected premiums. These agents sell Bankers Life policies, as well as Medicare Advantage plans through distribution arrangements with third-party insurance companies, and typically visit the prospective policyholder's home to conduct personalized "kitchen-table" sales presentations. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs.

Independent Producers. The products of the Washington National segment are primarily sold through our wholly-owned marketing organization, PMA. In addition, Washington National's products are sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States. In 2019, this distribution channel accounted for $711.0 million, or 19 percent, of our total collected premiums.

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

Direct Marketing. This distribution channel is engaged primarily in the sale of graded benefit life insurance policies through Colonial Penn using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet. In 2019, this channel accounted for $308.3 million, or 8 percent, of our total collected premiums.

Products

The following table summarizes premium collections by major category and segment for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

Total premium collections

	2019	2018	2017
Health:
Bankers Life	$1,020.2	$1,019.0	$1,025.1
Washington National	673.2	659.3	642.5
Colonial Penn	1.3	1.7	2.0
Long-term care in run-off	13.5	145.8	205.2
Total health	1,708.2	1,825.8	1,874.8
Annuities:
Bankers Life	1,305.4	1,163.2	1,030.6
Washington National	1.0	1.3	.9
Total annuities	1,306.4	1,164.5	1,031.5
Life:
Bankers Life	467.4	466.0	462.4
Washington National	36.8	32.2	30.0
Colonial Penn	307.0	296.6	289.6
Total life	811.2	794.8	782.0
Total premium collections	$3,825.8	$3,785.1	$3,688.3

Our collected premiums by product and segment were as follows:

Health

Health premium collections (dollars in millions)

	2019	2018	2017
Medicare supplement:
Bankers Life	$733.9	$734.3	$739.4
Washington National	40.9	46.3	51.6
Colonial Penn	1.2	1.5	1.9
Total	776.0	782.1	792.9
Long-term care:
Bankers Life	255.6	255.1	257.0
Long-term care in run-off	13.5	145.8	205.2
Total	269.1	400.9	462.2
Supplemental health:
Bankers Life	24.9	23.6	22.6
Washington National	630.7	611.3	589.1
Total	655.6	634.9	611.7
Other:
Bankers Life	5.8	6.0	6.1
Washington National	1.6	1.7	1.8
Colonial Penn	.1	.2	.1
Total	7.5	7.9	8.0
Total health premium collections	$1,708.2	$1,825.8	$1,874.8

The following describes our major health products:

Medicare Supplement. Medicare supplement collected premiums were $776.0 million during 2019, or 21 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 61 percent of new sales of Medicare supplement policies in 2019 were to individuals who had recently reached the age of 65.

Bankers Life sells Medicare supplement insurance. Washington National discontinued new sales of Medicare supplement policies in 2012 to focus on the sale of supplemental health products.

Long-Term Care. Long-term care collected premiums were $269.1 million during 2019, or 7 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

As further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance", Bankers Life entered into an agreement in September 2018 to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. We continue to sell long-term care insurance through the Bankers Life career agent distribution channel. The business currently being sold is underwritten using stricter underwriting and pricing standards and has shorter benefit periods than the long-term care policies that were ceded pursuant to a reinsurance transaction completed in September 2018. During 2019, 98 percent of new sales of long-term care products in the Bankers Life segment had benefit periods of two years or less and 25 percent of all new sales are reinsured with a third party. At December 31, 2019, 94 percent of the long-term care policies in the Bankers Life segment have benefit periods of less than four years and 57 percent of such long-term care policies have benefit periods of one year or less. In the third quarter of 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding three years. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Supplemental Health Products. Supplemental health collected premiums were $655.6 million during 2019, or 17 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Other Health Products. Collected premiums on other health products were $7.5 million during 2019. This category includes various other health products such as disability income products which are sold in small amounts and other products such as major medical health insurance which are no longer actively marketed.

Annuities

Annuity premium collections (dollars in millions)

	2019	2018	2017
Fixed index annuity:
Bankers Life	$1,241.2	$1,112.0	$964.7
Washington National	.8	1.1	.6
Total fixed index annuity premium collections	1,242.0	1,113.1	965.3
Other fixed interest annuity:
Bankers Life	64.2	51.2	65.9
Washington National	.2	.2	.3
Total fixed interest annuity premium collections	64.4	51.4	66.2
Total annuity premium collections	$1,306.4	$1,164.5	$1,031.5

During 2019, we collected annuity premiums of $1,306.4 million, or 34 percent, of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products sold through Bankers Life. Washington National no longer actively sells annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $1,242.0 million, or 32 percent, of our total premium collections during 2019. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

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

In 2019, a significant portion of our new annuity sales were "bonus interest" products. These products typically specify a bonus interest rate that generally ranges from 3 percent to 4 percent for the first policy year only. After the first year, the bonus interest portion of the initial crediting rate is automatically discontinued, and the renewal crediting is established.

Other Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs") and single-premium immediate annuities ("SPIAs"). These products accounted for $64.4 million, or 2 percent, of our total premium collections during 2019, of which SPDAs and FPDAs comprised $56.9 million. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently are 1.75 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2019, the average crediting rate on our outstanding traditional annuities was 3 percent.

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

SPIAs accounted for $7.5 million of our total premiums collected in 2019. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2019.

Life Insurance

Life insurance premium collections (dollars in millions)

	2019	2018	2017
Interest-sensitive life products:
Bankers Life	$173.9	$170.8	$162.5
Washington National	27.2	22.1	19.1
Colonial Penn	.2	.2	.2
Total interest-sensitive life premium collections	201.3	193.1	181.8
Traditional life:
Bankers Life	293.5	295.2	299.9
Washington National	9.6	10.1	10.9
Colonial Penn	306.8	296.4	289.4
Total traditional life premium collections	609.9	601.7	600.2
Total life insurance premium collections	$811.2	$794.8	$782.0

Life products include traditional and interest-sensitive life insurance products. These products are currently sold through the Bankers Life, Washington National and Colonial Penn segments. During 2019, we collected life insurance premiums of $811.2 million, or 21 percent, of our total collected premiums.

Interest-Sensitive Life Products. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $201.3 million, or 5 percent, of our total collected premiums in 2019. These products are marketed by independent producers and career agents (including independent producers and career agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $609.9 million, or 16 percent, of our total collected premiums in 2019. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, career agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component generally at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically 5, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

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

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $39.4 million of our total collected premiums in 2019.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $25.3 billion of assets (at fair value) under management at December 31, 2019, of which $25.2 billion were our assets (including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet) and $.1 billion were assets managed for third parties. Our general account investment strategies are to:

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

In the individual health insurance business, companies compete primarily on the basis of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "Insurance Underwriting" and "Governmental Regulation" for additional information. In addition to competing with the products of other insurance companies, commercial banks, mutual funds and broker dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, Mutual of Omaha, New York Life and subsidiaries of Globe Life Inc. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Globe Life Inc.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life subsidiary ranked fifth in new annualized premiums of individual long-term care insurance in 2018 with a market share of approximately 7 percent, the top four writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 75 percent during the period. In addition, while, based on a 2018 Medicare Supplement Loss Ratios report, we ranked seventh in direct premiums earned for Medicare supplement insurance in 2018 with a market share of 2.5 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

An important competitive factor for life insurance companies is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite. Financial strength ratings provided by A.M. Best Company ("A.M. Best"), S&P Global Ratings ("S&P"), Fitch Ratings ("Fitch") and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "A-", "A-", "A-" and "A3", respectively. For a description of these ratings and additional information on these ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries".

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2019, the total balance of our liabilities for insurance products was $24.4 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2019, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 11 percent of gross combined life insurance inforce and reinsurance assumed represented .4 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2019 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	A.M. Best rating
Wilton Re (a)	$3,035.2	$1,050.6	A+
Jackson National Life Insurance Company ("Jackson") (b)	1,243.9	593.4	A+
RGA Reinsurance Company (c)	292.5	101.4	A+
Swiss Re Life and Health America Inc.	4.2	655.5	A+
Munich American Reassurance Company	3.5	537.9	A+
SCOR Global Life USA Reinsurance Company	1.2	72.7	A+
All others (d)	205.2	192.6
	$4,785.7	$3,204.1
________________

(a)
In addition to the life insurance business, Wilton Re has assumed certain long-term care business through a 100% indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.8 billion at December 31, 2019.

(b)
In addition to the life insurance business, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $1.0 billion at December 31, 2019.

(c)	RGA Reinsurance Company has assumed a portion of the long-term care business of Bankers Life on a coinsurance basis.

(d)	No other single reinsurer represents more than 1 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

EMPLOYEES

At December 31, 2019, we had approximately 3,300 full time employees, including 1,300 employees supporting our Bankers Life segment, 300 employees supporting our Colonial Penn segment and 1,700 employees supporting our shared services and our Washington National, long-term care in run-off and corporate segments. None of our employees are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

The NAIC has adopted a model law governing cybersecurity consumer protections in 2017 with enactment by states thereafter. In addition, effective March 1, 2017, the New York Department of Financial Services (the "NYDFS") adopted a new cybersecurity regulation. An annual Certification of Compliance involving our cybersecurity program is required to be filed with the NYDFS.

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

It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2019 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2019.

Other Federal and State Laws and Regulations

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection and disclosure of health-related and customer information and their practices relating to protecting the security and confidentiality of that information. State laws regulate use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act relating to standardized electronic transaction formats, code sets and the privacy of member health information. Further, numerous state regulatory bodies are focused on privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding enhanced privacy standards and protocols. For example, the State of California enacted the California Consumer Privacy Act in June 2018, which became effective January 1, 2020, providing for enhanced privacy rights and consumer protections for consumers in California and new operational requirements for covered companies. These regulations, and any corresponding state legislation, affect our administration, marketing and sale of our products, and how we collect, store, use and disseminate personal information. Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

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

Investment Adviser and Broker-Dealer Regulations

The asset management activities of 40|86 Advisors and our other investment advisory subsidiary are subject to various federal and state securities laws and regulations. The SEC is the principal regulator of our asset management operations.

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

Numerous regulatory bodies are focused on enacting regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care when providing advice to their clients and to provide enhanced disclosure of conflicts of interest. For example, the SEC’s Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires broker-dealers to act in the best interest of the customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. In addition, the new Form CRS Relationship Summary will require registered investment advisers and broker-dealers to provide retail investors with simple, easy-to-understand information about the nature of their relationship with their financial professional. Regulation Best Interest and Form CRS became effective in September 2019 and include a transition period for compliance until June 30, 2020. In addition to the SEC rules, the NAIC and several states have proposed and/or enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing advice to their clients.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the Internal Revenue Service (the "IRS") ultimately agrees with the tax positions we have taken in previously filed tax returns and that we plan to take in future tax returns. Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

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

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2019 (dollars in millions):

Guaranteed	Fixed interest and fixed	Universal
rate	index annuities	life	Total
> 5.0% to 6.0%	$.3	$9.4	$9.7
> 4.0% to 5.0%	27.0	263.9	290.9
> 3.0% to 4.0%	731.5	42.0	773.5
> 2.0% to 3.0%	1,522.8	229.3	1,752.1
> 1.0% to 2.0%	1,904.1	27.6	1,931.7
1.0% and under	5,172.7	453.2	5,625.9
	$9,358.4	$1,025.4	$10,383.8
Weighted average	1.60%	2.55%	1.69%

At December 31, 2019, $8.9 billion and $.3 billion of our annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2019, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were .78 percent and 1.67 percent, respectively.

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

In the fourth quarter of 2019, we completed a comprehensive review of interest rate assumptions on all of our products which were updated to reflect the projected returns on our investment portfolio. The new money rate is the rate of return we receive on cash flows invested at a current date. If new money rates are lower than the overall weighted average return we earn from our investment portfolio, and the lower rates persist, our overall earned rates will decrease. Specifically, our current projections assume new money rates ranging from 3.65 percent to 4.85 percent for one year (previously ranged from 4.65 percent to 5.67 percent) and then grade over 5 years from these levels to an ultimate new money rate ranging from 4.98 percent to 5.75 percent (previously ranged from 5.23 percent to 6.00 percent), depending on the specific product. While subject to many uncertainties, we believe our assumptions for future new money rates are reasonable.

The remaining profit margins for the life contingent payout annuities in the Colonial Penn and Washington National segments and for the long-term care blocks in run-off are extremely low. Accordingly, future unfavorable changes to our assumptions are more likely to reduce earnings in the period such changes occur.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products (based on our 2019 comprehensive actuarial review):

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $15 million would occur if assumed spreads related to our interest-sensitive life and annuity products immediately and permanently decreased by 10 basis points.

•
A second scenario assumes that new money rates remain at their current level indefinitely. We estimate that this scenario would result in a pre-tax charge of approximately $8 million related to an increase in deficiency reserves related to life contingent payout annuities and the long-term care in run-off block and reduce future margins for all non-interest sensitive products by approximately $153 million.

•
The third scenario assumes current new money rates increase modestly such that our current portfolio yield remains level.  We estimate that this scenario would result in no charges, but would reduce margins for all non-interest sensitive products by approximately $56 million.

•
The fourth scenario assumes that new money rates decrease approximately 100 basis points and remain at that level indefinitely. We estimate that this scenario would result in a pre-tax charge of approximately $29 million related to an increase in deficiency reserves related to life contingent payout annuities and our long-term care in run-off business. For all non-interest sensitive products combined, this scenario would reduce future margins by $341 million.

The long-term care reinsurance transaction entered into in September 2018 significantly reduced our exposure to adverse experience from this business. However, the retained blocks are still vulnerable to a variety of factors including lower interest rates, higher morbidity and higher persistency. Our 2019 comprehensive actuarial review of our retained long-term care blocks (the retained blocks in the Bankers Life and Long-term care in run-off segments) reflects the reduced exposure and updates to key assumptions including morbidity, mortality, voluntary termination rates, and interest rate assumptions. Such review indicated margins increased by $13 million in 2019 to approximately $255 million, or approximately 11 percent of related insurance liabilities net of insurance intangibles (such margins in the retained Bankers Life block increased $16 million to approximately $251 million, or approximately 13 percent of related insurance liabilities net of insurance intangibles). Given the potential interest rate exposure in these blocks of business, we are separately disclosing the results of the three hypothetical scenarios summarized above for these blocks only to illustrate the sensitivity of changes in interest rates on long-term care products (based on our 2019 comprehensive actuarial review):

•
One scenario assumes that the new money rates available to invest cash flows from our retained long-term care blocks remain at their current level indefinitely. This scenario would result in a charge of $2 million and reduce margins in the blocks by approximately $47 million.

•
A second scenario assumes that current new money rates available to invest cash flows from the retained long-term care blocks immediately decrease by approximately 100 basis points and remain at that level indefinitely. This scenario would result in a charge of $17 million and reduce margins in the blocks by approximately $118 million.

•
An additional scenario assumes that current new money rates available to invest cash flows from our long-term care blocks immediately decrease by approximately 200 basis points and remain at that level indefinitely. This scenario would result in a charge of $32 million and reduce margins in the blocks by approximately $195 million.

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

Our Bankers Life segment has offered long-term care insurance since 1985. In recent years, the claims experience and persistency on the long-term care block in the Long-term care in run-off segment and a portion of the Bankers Life long-term care block have generally been higher than our pricing expectations which has resulted in higher benefit ratios and adversely affected our profitability. While we have received regulatory approvals for numerous premium rate increases in recent years pertaining to these blocks, there can be no assurance that future requests will be approved. Even with the rate increases that have been approved, these blocks experienced benefit ratios well in excess of 100 percent. For example, for 2019, 2018 and 2017, the annual benefit ratios in the Bankers Life segment ranged from 116.2 percent to 121.7 percent and the annual benefit ratios on the long-term care block in the Long-term care in run-off segment ranged from 163.3 percent to 234.6 percent.

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

Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in life expectancy, regulatory actions, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, the reserves and liabilities we establish are necessarily based on estimates, assumptions, industry data and prior years' statistics. It is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. We have incurred significant losses beyond our estimates as a result of actual claim costs and persistency of our long-term care business included in our Bankers Life and Long-term care in run-off segments. The insurance policy benefits incurred for our long-term care products in our Bankers Life segment were $309.5 million, $304.3 million and $302.4 million in 2019, 2018 and 2017, respectively. The benefit ratios for our long-term care products in our Bankers Life segment were 121.7 percent, 119.0 percent and 116.2 percent in 2019, 2018 and 2017, respectively. The insurance policy benefits incurred for our long-term care products in our Long-term care in run-off segment were $32.5 million, $271.3 million and $344.2 million in 2019, 2018 and 2017, respectively. The benefit ratios for our long-term care products in our Long-term care in run-off segment were 234.6 percent, 182.8 percent and 163.6 percent in 2019, 2018 and 2017, respectively. Our financial performance depends significantly upon the extent to which our actual claims experience and future expenses are consistent with the assumptions we used in setting our reserves. If our future claims are higher than our assumptions, and our reserves prove to be insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, and our financial results could be adversely affected.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2019, approximately 20 percent of our total insurance liabilities, or approximately $4.9 billion, could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

Changing interest rates may adversely affect our results of operations.

Our profitability is affected by fluctuating interest rates. While we monitor the interest rate environment and employ asset/liability and hedging strategies to mitigate such impact, our financial results could be adversely affected by changes in interest rates. Our spread-based insurance and annuity business is subject to several inherent risks arising from movements in interest rates. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited to customer deposits. Our ability to adjust for such a compression is limited by the guaranteed minimum rates that we must credit to policyholders on certain products, as well as the terms on most of our other products that limit reductions in the crediting rates to pre-established intervals. As of December 31, 2019, the vast majority of our products with contractual guaranteed minimum rates had crediting rates set at the minimum. In addition, approximately 17 percent of our insurance liabilities were subject to interest rates that may be reset annually; 49 percent had a fixed explicit interest rate for the duration of the contract; 31 percent had credited rates that approximate the income we earn; and the remainder had no explicit interest rates. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Third, the profits from many non-spread-based insurance products, such as long-term care policies, can be adversely affected when interest rates decline because we may be unable to reinvest the cash from premiums received at the interest rates anticipated when we sold the policies. Finally, changes in interest rates can have significant effects on the fair value and performance of our investments in general such as the timing of cash flows on many structured securities due to changes in the prepayment rate of the loans underlying such securities.

We employ asset/liability strategies that are designed to mitigate the effects of interest rate changes on our profitability but do not currently extensively employ derivative instruments for this purpose. We may not be successful in implementing these strategies and sustaining adequate investment spreads.

We simulate our cash flows expected from existing business under various interest rate scenarios. With such estimates, we actively manage the relationship between the duration of our assets and the expected duration of our liabilities. When the estimated durations of assets and liabilities are similar, the effect of changes in market interest rates shall have largely offsetting effects on the value of the related assets and liabilities. At December 31, 2019, the estimated durations of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and insurance liabilities were approximately 8.6 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments, net of corresponding changes in insurance acquisition costs, would decline in fair value by approximately $335 million if interest rates were to increase by 10 percent from rates as of December 31, 2019. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management reaction to such change. Consequently, potential changes in the values of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2019, our reinsurance receivables and ceded life insurance inforce totaled $4.8 billion and $3.2 billion, respectively. Such reinsurance receivables also include long-term care and annuity blocks of business that have been ceded. Our six largest reinsurers (which are currently rated "A+" by A.M. Best) accounted for 94 percent of our ceded life insurance inforce and 96 percent of our reinsurance receivables. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position.

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

•
changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 10 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2019; and

•
changes in the estimated timing of receipt of cash flows. For example, our structured securities, which comprised 27.3 percent of our available for sale fixed maturity investments at December 31, 2019, are generally subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We have recorded writedowns of fixed maturity investments, equity securities and other invested assets as a result of conditions which caused us to conclude a decline in the fair value of the investment was other than temporary as follows: $12.4 million in 2019; $2.6 million in 2018; and $22.8 million in 2017. Our investment portfolio is subject to the risks of further declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

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

In June 2016, the Financial Accounting Standards Board issued authoritative guidance related to the measurement of credit losses on financial instruments. Such guidance is effective for the Company on January 1, 2020. Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Recently Issued Accounting Standards" for further information.

The determination of fair value of our fixed maturity securities results in unrealized investment gains and losses and is, in some cases, highly subjective and could materially impact our operating results and financial condition.

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. As of December 31, 2019 and 2018, our total unrealized net investment gains before adjustments for insurance intangibles and deferred income taxes were $2.1 billion and $.3 billion, respectively.

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

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2019 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

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

As of December 31, 2019, we had an aggregate principal amount of indebtedness of $1,000.0 million (comprised of $500.0 million of 5.250% Senior Notes due 2025 and $500.0 million of 5.250% Senior Notes due 2029 (collectively, the "Notes")). Our indebtedness will require approximately $53 million in cash to service in 2020 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2019). Our substantial indebtedness and the obligations under our debt agreements may restrict our ability to take advantage of business, strategic or financing opportunities.

In addition, the Company has entered into a $250.0 million unsecured revolving credit agreement which matures on October 13, 2022 (the "Revolving Credit Agreement"). There were no amounts drawn under the Revolving Credit Agreement at December 31, 2019.

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

The Revolving Credit Agreement and the Indentures for the Notes contain various restrictive covenants and required financial ratios that limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the Revolving Credit Agreement and the Notes to be due and payable.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 23.3 percent at December 31, 2019); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 408 percent at December 31, 2019); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,304.5 million at December 31, 2019 compared to the minimum requirement of $2,691.3 million).

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

The Indentures for the Notes provide for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, failure to pay at maturity or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the trustees or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest, including any additional interest, on all of the Notes to be due and payable.

A decline in our current credit ratings may adversely affect our ability to access capital and the cost of such capital, which could have a material adverse effect on our financial condition and results of operations.

Our senior unsecured debt ratings are currently "bbb-", "BBB-", "BBB-" and "Baa3" from A.M. Best, S&P, Fitch and Moody's, respectively. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior unsecured debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. Disruptions, volatility and uncertainty in the financial markets, and our credit ratings could limit our ability to access external capital markets at times and on terms which allow us to meet our capital and liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

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

However, as each of the immediate insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO require the prior approval of the director or commissioner of the applicable state insurance department. In 2019, our insurance subsidiaries paid dividends of $186.3 million to CDOC. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 346 percent at December 31, 2019.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC ("CNO Services"), to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

We face the risk that, notwithstanding our efforts to maintain effective controls over financial reporting, we may discover a material weakness in the future and the cost of remediating the material weakness could be high and could have a material adverse effect on our financial condition and results of operations.

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets, which could cause us to breach the debt to total capitalization covenant of the Revolving Credit Agreement.

As of December 31, 2019, we had approximately $2.5 billion of federal tax NOLs resulting in deferred tax assets of approximately $.5 billion (of which $2.0 billion expires in years 2023 through 2035 and $.5 billion has no expiration date). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2019, our analysis indicated that we were below the 50 percent ownership change threshold that could limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. In January 2009, CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. The Section 382 Rights Agreement has been amended and extended by the CNO Board of Directors on three occasions. The Amended Section 382 Rights Agreement provides a strong economic disincentive for any one shareholder knowingly, and without the approval of the Board of Directors, to become an owner of more than 4.99% of the Company's outstanding common stock (or any other interest in CNO that would be treated as "stock" under applicable Section 382 regulations) and for any owner of more than 4.99% of CNO's outstanding common stock as of the date of the Amended Section 382 Rights Agreement to increase their ownership stake by more than 1 percent of the shares of CNO's common stock then outstanding, and thus limits the uncertainty with regard to the potential for future ownership changes. However, despite the strong economic disincentives of the Amended Section 382 Rights Agreement, shareholders may elect to increase their ownership, including beyond the limits set by the Amended Section 382 Rights Agreement, and thus adversely affect CNO's ownership shift calculations. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved in 2010 an amendment to CNO's certificate of incorporation (the "Original Section 382 Charter Amendment") designed to prevent certain transfers of common stock which could limit our ability to use our NOLs. CNO's shareholders approved amendments and extensions of the Original Section 382 Charter Amendment in 2013, 2016 and 2019 (the "2019 Section 382 Charter Amendment"). The 2019 Section 382 Charter Amendment became effective July 31, 2019 and is scheduled to expire on July 31, 2022.

See the note to the consolidated financial statements entitled "Income Taxes" for further information regarding the Amended Section 382 Rights Agreement, the 2019 Section 382 Charter Amendment and CNO's NOLs.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.59 percent at December 31, 2019), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2019, we had net deferred tax assets of $428.9 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2019 reflects the current Federal corporate income tax rate of 21 percent. A reduction in the corporate income tax rate would cause a writedown of our net deferred tax assets, which may have a material adverse effect on our results of operations and financial condition.

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

The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "A-", "A-", "A-" and "A3", respectively.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating. S&P has twenty-one possible ratings.  There are six ratings above the "A-" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating. Fitch has nineteen possible ratings. There are six ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating. Moody's has twenty-one possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, Mutual of Omaha, New York Life and subsidiaries of Globe Life Inc. Our main competitors for supplemental health products sold through our Washington National segment include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Globe Life Inc.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life subsidiary ranked fifth in new annualized premiums of individual long-term care insurance in 2018 with a market share of approximately 7 percent, the top four writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 75 percent during the period. In addition, while, based on a 2018 Medicare Supplement Loss Ratios report, we ranked seventh in direct premiums earned for Medicare supplement insurance in 2018 with a market share of 2.5 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 35 percent during the period.

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

We cannot predict the requirements of the regulations ultimately adopted, the effect such regulations will have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such regulations, or any changes to our operations that may be necessary to comply with new regulations, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Our Bankers Life segment is primarily administered from downtown Chicago, Illinois. We currently lease approximately 135,000 square feet of office space under an agreement which expires in 2023. We also lease 262 sales offices in various states totaling approximately 892,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2020 and 2027.

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

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Bruce K. Baude, 55	2012	Since July 2012, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health.
Gary C. Bhojwani, 52	2016
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

Karen J. DeToro, 48	2019	Since September 2019, chief actuary of CNO. From 2013 to 2019 held executive leadership positions at New York Life. From 2011 to 2013, principal at Deloitte Consulting.
Yvonne K. Franzese, 61	2017
Since November 2017, chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resource positions at Allianz, including the chief human resources role for Allianz of North America.

Scott L. Goldberg, 49	2004	Since September 2013, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Michael D. Heard, 54	2013	Since March 2017, president of Washington National. From 2013 to March 2017, senior vice president of enterprise operations for CNO.
Eric R. Johnson, 59	1997
Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.

John R. Kline, 62	1990	Since July 2002, chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Paul H. McDonough, 55	2019	Since March 2019, chief financial officer of CNO. From 2005 to 2017, executive vice president and chief financial officer of OneBeacon Insurance Group.
Rocco F. Tarasi, 48	2017
Since March 2019, chief marketing officer. From 2017 to March 2019, vice president of finance and operations for Bankers Life. Prior to joining CNO, he held various positions from October 2011 until September 2016, including interim chief financial officer beginning in August 2015 and chief financial officer beginning in January 2016, with ITT Financial Services, Inc., which filed for Chapter 7 Bankruptcy in September 2016.

Joel H. Schwartz, 56	2014	Since March 2017, president of Colonial Penn. From 2014 to March 2017, Mr. Schwartz held various positions with Colonial Penn. Prior to joining CNO, he spent nine years with Lincoln Financial Group.
Matthew J. Zimpfer, 52	1998	Since June 2008, general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
___________________________

(a)	The executive officers serve as such at the discretion of the Board of Directors and are elected annually.

(b)	Business experience is given for at least the last five years.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION AND DIVIDENDS

The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "CNO".

As of February 4, 2020, there were approximately 20,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2014 through December 31, 2019 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2014 in each of CNO common stock, the stocks included in the S&P 500 Index, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.

	12/14	12/15	12/16	12/17	12/18	12/19
CNO Financial Group, Inc.	$100.00	$112.52	$114.84	$150.46	$92.50	$115.70
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P Life & Health Insurance Index	100.00	93.69	116.98	136.20	107.91	132.92
S&P MidCap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2019)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	1,470,999	$15.41	1,470,990	$84.6
November 1 through November 30	1,255,415	17.66	1,253,774	562.5
December 1 through December 31	1,654,818	18.12	1,649,912	532.3
Total	4,381,232	17.08	4,374,676	532.3
_________________

(a)
In May 2011, the Company announced a securities repurchase program. In November 2019, the Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding securities.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2019, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	6,015,433	$18.59	4,670,235
Equity compensation plans not approved by security holders	—	—	—
Total	6,015,433	$18.59	4,670,235

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	Years ended December 31,
	2019	2018	2017	2016	2015
	(Amounts in millions, except per share data)
STATEMENT OF OPERATIONS DATA
Insurance policy income	$2,480.8	$2,593.1	$2,647.3	$2,601.1	$2,556.0
Net investment income	1,362.9	1,306.2	1,551.3	1,325.2	1,233.6
Net realized investment gains (losses)	28.2	352.1	50.3	8.3	(36.6)
Total revenues	4,015.8	4,313.5	4,297.2	3,985.1	3,811.9
Interest expense	152.3	149.8	123.7	116.4	94.9
Total benefits and expenses	3,741.6	4,578.3	3,816.7	3,631.9	3,444.2
Income (loss) before income taxes	274.2	(264.8)	480.5	353.2	367.7
Income tax expense (benefit)	(135.2)	50.2	304.9	(5.0)	97.0
Net income (loss)	409.4	(315.0)	175.6	358.2	270.7
PER SHARE DATA
Net income (loss), basic	$2.62	$(1.90)	$1.03	$2.03	$1.40
Net income (loss), diluted	2.61	(1.90)	1.02	2.01	1.39
Dividends declared per common share	.43	.39	.35	.31	.27
Book value per common share outstanding	31.58	20.78	29.05	25.82	22.49
Weighted average shares outstanding for basic earnings	156.0	165.5	170.0	176.6	193.1
Weighted average shares outstanding for diluted earnings	157.1	165.5	172.1	178.3	195.2
Shares outstanding at period-end	148.1	162.2	166.9	173.8	184.0
BALANCE SHEET DATA - AT PERIOD END
Total investments	$25,580.9	$22,995.4	$27,854.1	$26,237.6	$24,487.1
Total assets	33,630.9	31,439.8	33,110.3	31,975.2	31,125.1
Corporate notes payable	989.1	916.8	914.6	912.9	911.1
Total liabilities	28,953.9	28,068.9	28,262.8	27,488.3	26,986.6
Shareholders' equity	4,677.0	3,370.9	4,847.5	4,486.9	4,138.5
STATUTORY DATA - AT PERIOD END (a)
Statutory capital and surplus	$1,696.6	$1,652.8	$1,904.4	$1,956.8	$1,739.2
Asset valuation reserve ("AVR")	295.9	233.3	246.8	253.3	196.9
Total statutory capital and surplus and AVR	1,992.5	1,886.1	2,151.2	2,210.1	1,936.1
____________________

(a)
We have derived the statutory data from statements filed by our insurance subsidiaries with regulatory authorities which are prepared in accordance with statutory accounting principles, which vary in certain respects from GAAP.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

•
our ability to maintain the financial strength ratings of CNO and our insurance company subsidiaries as well as the impact of our ratings on our business, our ability to access capital, and the cost of capital;

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

We measure segment performance by excluding the loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes related to the agent deferred compensation plan, loss on extinguishment of debt, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes related to the agent deferred compensation plan, loss on extinguishment of debt, and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

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

In January 2020, we announced a new operating model that realigns the Company from the operating business segments described above into two divisions - Consumer and Worksite. The new structure will create a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Under the new structure, we will be organized around two business divisions that reflect the customers served by the Company.

The Consumer Division will serve individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces and industry-leading direct-to-consumer business with proven experience in advertising, web/digital and call center support.

The Worksite Division will focus on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we will bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent WBD acquisition.

We will also centralize certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. We will continue to market our products under our three primary brands: Bankers Life, Washington National and Colonial Penn. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

We will begin reporting under a different segment structure focused on product types beginning in the first quarter of 2020 based on the way management will make operating decisions and assess performance going forward. Prior period results will be reclassified to conform to the new reporting structure.

The following summarizes our earnings for the three years ending December 31, 2019 (dollars in millions, except per share data):

	2019	2018	2017
Adjusted EBIT (a non-GAAP financial measure) (a):
Bankers Life	$300.7	$340.6	$367.5
Washington National	111.2	121.9	98.3
Colonial Penn	14.3	14.8	22.6
Long-term care in run-off	12.0	22.9	53.1
Adjusted EBIT from business segments	438.2	500.2	541.5
Corporate Operations, excluding corporate interest expense	(17.5)	(71.0)	(40.3)
Adjusted EBIT	420.7	429.2	501.2
Corporate interest expense	(52.4)	(48.0)	(46.5)
Operating earnings before taxes	368.3	381.2	454.7
Tax expense on operating income	78.3	78.1	153.8
Net operating income	290.0	303.1	300.9
Net realized investment gains from sales and impairments (net of related amortization)	2.1	37.9	34.3
Net change in market value of investments recognized in earnings	25.5	(48.8)	15.0
Fair value changes in embedded derivative liabilities (net of related amortization)	(81.4)	55.5	(2.5)
Fair value changes related to agent deferred compensation plan	(20.4)	11.9	(12.2)
Loss related to reinsurance transaction	—	(704.2)	—
Loss on extinguishment of debt	(7.3)	—	—
Other	(12.6)	1.7	(8.8)
Non-operating income (loss) before taxes	(94.1)	(646.0)	25.8
Income tax expense (benefit):
On non-operating income (loss)	(19.8)	(135.7)	9.0
Valuation allowance for deferred tax assets and other tax items	(193.7)	107.8	142.1
Net non-operating income (loss)	119.4	(618.1)	(125.3)
Net income (loss)	$409.4	$(315.0)	$175.6

Per diluted share:
Net operating income	$1.85	$1.83	$1.75
Net realized investment gains from sales and impairments (net of related amortization and taxes)	.01	.18	.13
Net change in market value of investments recognized in earnings (net of taxes)	.13	(.23)	.06
Fair value changes in embedded derivative liabilities (net of related amortization and taxes)	(.41)	.27	(.01)
Fair value changes related to agent deferred compensation plan (net of taxes)	(.10)	.06	(.05)
Loss related to reinsurance transaction (net of taxes)	—	(4.00)	—
Loss on extinguishment of debt (net of taxes)	(.04)	—	—
Valuation allowance for deferred tax assets and other tax items	1.23	(.02)	(.83)
Other	(.06)	.01	(.03)
Net income (loss)	$2.61	$(1.90)	$1.02

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) loss related to reinsurance transaction, including impact of taxes; (ii) net realized investment gains or losses from sales and impairments, net of related amortization and taxes; (iii) net change in market value of investments recognized in earnings, net of taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment of debt; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs. Adjusted EBIT is presented as net operating income excluding corporate interest expense and income tax expense. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

At CNO, our mission is to enrich lives by providing financial solutions that help protect the health and retirement needs of middle-income Americans, while building enduring value for all our stakeholders. We remain committed to our strategic priorities to grow the franchise; engage consumers with valuable products, services and experiences; expand to the right to reach slightly younger, wealthier consumers within the middle market; and deploy excess capital to its highest and best use.

Our middle-market focus and diverse distribution are key strengths and opportunities for CNO. We have career agents at Bankers Life, wholly-owned and independent distributors at Washington National and a direct-to-consumer business at Colonial Penn to reach consumers according to their buying preferences. Our product portfolio mix is well-aligned to the retirement, healthcare, supplemental health and income accumulation needs of working-age consumers as well as those in and near retirement. As Americans live longer into their retirement years, consumers need holistic retirement income planning, which includes our insurance and annuity solutions, and the investment choices offered by our broker-dealer and growing force of registered investment advisors. Specifically, we are focused on the following priorities:

Growth

•	Maximize our product portfolio to ensure it meets our customers’ needs for integrated products and advice covering a broad range of their financial goals

•	Respond effectively to evolving customer preferences

•	Expand and enhance elements of our broker-dealer and registered investment advisor program

•	Continue our strategy to reach slightly younger and wealthier consumers within the middle-income market

•	Increase the speed-to-market for new products that are a good fit for our customers

•	Make strategic, measured changes to our business practices to improve our competitive advantage

•	Continue to invest in technology to support agent productivity and our customer experience

Increase profitability and return on equity

•	Maintain our strong capital position and favorable financial metrics

•	Work to increase our return on equity

•	Maintain pricing discipline

Effectively manage risk and deploy capital

•	Maintain an active enterprise risk management process

•	Utilize excess cash flow to maximize long-term returns

•	Maintain a competitive dividend payout ratio

Continue to invest in talent

•	Attract, retain and develop the best talent to help us drive sustainable profitable growth

•	Recruit, develop and retain our agent force

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of various assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Management has made estimates in the past that we believed to be appropriate but were subsequently revised to reflect actual experience. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be materially affected.

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

Investment Valuation

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

The degree of judgment utilized in measuring the fair value of financial instruments is largely dependent on the level to which pricing is based on observable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information.  Financial instruments with readily available active quoted prices would be considered to have fair values based on the highest level of observable inputs, and little judgment would be utilized in measuring fair value.  Financial instruments that rarely trade would often have fair value based on a lower level of observable inputs, and more judgment would be utilized in measuring fair value. We categorize our financial instruments carried at fair value into a three-level hierarchy based on the observability of inputs. The three-level hierarchy for fair value measurements is described in the note to the consolidated financial statements entitled "Fair Value Measurements."

The following summarizes our investments on our consolidated balance sheet carried at fair value by pricing source and fair value hierarchy level as of December 31, 2019 (dollars in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Priced by third-party pricing services	$31.3	$21,937.9	$—	$21,969.2
Priced by independent broker quotations	—	109.3	32.9	142.2
Priced by matrices	—	649.6	24.3	673.9
Priced by other methods (a)	—	34.2	156.1	190.3
Total	$31.3	$22,731.0	$213.3	$22,975.6

Percent of total	.1%	98.9%	1.0%	100.0%
_______________
(a) Represents primarily securities benchmarked to comparable securities to compute fair value.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2019 as follows: 11 percent in 2020, 9 percent in 2021, 8 percent in 2022, 7 percent in 2023 and 7 percent in 2024.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $.6 million, $(.4) million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $343.3 million at December 31, 2019 (including $135.5 million for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields). The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2018 was a decrease of $45.3 million (including $2.5 million for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields).

At December 31, 2019, the balance of insurance acquisition costs was $1.5 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position. The long-term care business in the Long-term care in run-off segment is not expected to generate significant future profits. While we expect the long-term care business in the Bankers Life segment to generate future profits, the margins are relatively thin. Accordingly, both of these long-term care blocks are vulnerable to changes in assumptions.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(24)
5% decrease to assumed mortality	25
15% increase to assumed expenses	(10)
15% decrease to assumed expenses	10
10 basis point decrease to assumed spread	(7)
10 basis point increase to assumed spread	7
20% increase to assumed lapses	(15)
20% decrease to assumed lapses	17
Fixed index and fixed interest annuity products:
20% increase to assumed surrenders	(62)
20% decrease to assumed surrenders	74
15% increase to assumed expenses	(8)
15% decrease to assumed expenses	8
10 basis point decrease to assumed spread	(43)
10 basis point increase to assumed spread	42
Other than interest-sensitive life and annuity products (a):
5% increase to assumed morbidity	(24)
5% decrease to assumed mortality	(10)
No increase in new money rate assumption after one year	(8)
__________________

(a)	We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following summarizes the persistency of our major blocks of insurance business summarized by segment and line of business:

	Years ended December 31,
	2019	2018	2017
Bankers Life:
Medicare supplement (1)	84.4%	85.1%	85.0%
Long-term care (1)	90.2%	90.1%	89.9%
Fixed index annuities (2)	90.7%	90.9%	91.2%
Other annuities (2)	82.3%	83.0%	85.2%
Life (1)	89.5%	88.5%	87.5%
Washington National:
Medicare supplement (1)	84.8%	84.9%	85.3%
Supplemental health (1)	88.9%	89.3%	89.2%
Life (1)	92.2%	91.8%	90.6%
Colonial Penn:
Life (1)	82.9%	83.1%	83.4%
Long-term care in run-off (1)	90.4%	90.7%	91.2%
_____________________

(1)	Based on number of inforce policies.

(2)	Based on the percentage of the inforce block persisting.

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

The following summarizes the components of the reserves related to our long-term care business in our Bankers Life and Long-term care in run-off segments:

	2019	2018
	(Dollars in millions)
Amounts classified as future policy benefits:
Active life reserves	$3,876.9	$3,873.3
Reserves for the present value of amounts not yet due on claims	1,461.7	1,404.6
Premium deficiency reserves assuming net unrealized gains had been realized	75.5	—
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	217.9	211.7
Total	5,632.0	5,489.6
Reinsurance receivables	3,087.6	3,030.3
Long-term care reserves, net of reinsurance receivables	$2,544.4	$2,459.3

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

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2018 claim reserve redundancy for long-term care claim reserves in our Bankers Life segment, as measured at December 31, 2019, was approximately $2.0 million.

Estimates of unpaid losses related to long-term care business have a higher degree of uncertainty than estimates for our other products due to the range of ultimate duration of these claims and the resulting variability in their cost (in addition to the variations in the lag time in reporting claims).  As an example, an increase in the loss ratio of 5 percentage points for claims incurred in 2019 related to our long-term care business would have resulted in an immediate decrease in our earnings of approximately $13 million.  Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products.  If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded and tax planning strategies. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable. At December 31, 2019, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual baseline taxable income which is assumed to increase by approximately 3.5% for the next five years, and level taxable income thereafter, plus the incremental increase to non-life taxable income associated with a tax planning strategy. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $428.9 million will be realized through future taxable earnings. Therefore, the Company released its remaining valuation allowance of $193.7 million in the fourth quarter of 2019.

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

Pursuant to the Tax Reform Act, NOLs generated subsequent to 2017 do not have an expiration date. We have $2.5 billion of federal NOLs as of December 31, 2019, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,424.3
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	2,010.9
Post 2017 life NOLs with no expiration	523.6
Total federal NOLs	$2,534.5

The loss on the reinsurance transaction that was completed in September 2018 resulted in a life NOL. The life NOL is expected to be used to offset 80 percent of our future life insurance company taxable income due to limitations prescribed in the Tax Reform Act. Our life NOL has no expiration date and we expect it to be fully utilized over the next two years, depending on the level of life taxable income during such period. Our non-life NOLs can be used to offset 35 percent of remaining life insurance company taxable income after application of the life NOLs, until all non-life NOLs are utilized or expire.
Liabilities for Insurance Products

At December 31, 2019, the total balance of our liabilities for insurance products was $24.4 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2019	2018	2017
Pre-tax operating earnings (a non-GAAP measure) (a):
Bankers Life	$300.7	$340.6	$367.5
Washington National	111.2	121.9	98.3
Colonial Penn	14.3	14.8	22.6
Long-term care in run-off	12.0	22.9	53.1
Corporate operations	(69.9)	(119.0)	(86.8)
	368.3	381.2	454.7
Loss related to reinsurance transactions:
Corporate operations	—	(704.2)	—
	—	(704.2)	—
Net realized investment gains (losses), net of related amortization:
Bankers Life	26.2	13.5	29.8
Washington National	24.2	(9.9)	11.7
Colonial Penn	3.4	(2.4)	—
Long-term care in run-off	(6.5)	(4.5)	10.8
Corporate operations	(19.7)	(7.6)	(3.0)
	27.6	(10.9)	49.3
Fair value changes in embedded derivative liabilities, net of related amortization:
Bankers Life	(80.5)	55.0	(2.7)
Washington National	(.9)	.5	.2
	(81.4)	55.5	(2.5)
Earnings attributable to VIEs:
Corporate operations	2.1	1.6	(8.8)
Net revenue pursuant to transition services agreement, net of taxes:
Corporate operations	1.2	.1	—
Fair value changes related to agent deferred compensation plan:
Corporate operations	(20.4)	11.9	(12.2)
Other expenses:
Corporate operations	(15.9)	—	—
Loss on extinguishment of debt:
Corporate operations	(7.3)	—	—
Income (loss) before income taxes:
Bankers Life	246.4	409.1	394.6
Washington National	134.5	112.5	110.2
Colonial Penn	17.7	12.4	22.6
Long-term care in run-off	5.5	18.4	63.9
Corporate operations	(129.9)	(817.2)	(110.8)
Income (loss) before income taxes	$274.2	$(264.8)	$480.5

____________________

(a)
These non-GAAP measures as presented in the above table and in the following segment financial data and discussions of segment results exclude the loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, loss on extinguishment of debt, net revenue pursuant to transition services agreement, earnings attributable to VIEs and before income taxes.  These are considered non-GAAP financial measures.  A non-GAAP measure is a numerical measure of a company's performance, financial position, or cash flows that excludes or includes amounts that are normally excluded or included in the most directly comparable measure calculated and presented in accordance with GAAP.

These non-GAAP financial measures of "pre-tax operating earnings" differ from "income (loss) before income taxes" as presented in our consolidated statement of operations prepared in accordance with GAAP due to the exclusion of the loss related to reinsurance transaction, realized investment gains (losses), fair value changes in embedded derivative liabilities, net of related amortization, fair value changes related to the agent deferred compensation plan, loss on extinguishment of debt, net revenue pursuant to transition services agreement and earnings attributable to VIEs.  We measure segment performance excluding these items because we believe that this performance measure is a better indicator of the ongoing businesses and trends in our business. Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business. Realized investment gains (losses), fair value changes in embedded derivative liabilities, fair value changes related to the agent deferred compensation plan and earnings attributable to VIEs depend on market conditions and do not necessarily relate to decisions regarding the underlying business of our segments.  However, "pre-tax operating earnings" does not replace "income (loss) before income taxes" as a measure of overall profitability.
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

Bankers Life (dollars in millions)

	2019	2018	2017
Premium collections:
Annuities	$1,305.4	$1,163.2	$1,030.6
Medicare supplement and other supplemental health	1,020.2	1,019.0	1,025.1
Life	467.4	466.0	462.4
Total collections	$2,793.0	$2,648.2	$2,518.1
Average liabilities for insurance products:
Fixed index annuities	$6,607.4	$5,788.9	$5,139.6
Fixed interest annuities	2,272.6	2,590.1	2,899.5
SPIAs and supplemental contracts:
Mortality based	139.5	147.9	160.5
Deposit based	140.8	144.1	149.0
Health:
Long-term care	2,012.0	1,907.1	1,805.1
Medicare supplement	309.7	314.3	334.9
Other health	62.5	59.8	55.9
Life:
Interest sensitive	882.5	829.1	778.2
Non-interest sensitive	1,224.1	1,159.8	1,089.9
Total average liabilities for insurance products, net of reinsurance ceded	$13,651.1	$12,941.1	$12,412.6
Broker dealer and registered investment advisor client assets:
Net new client assets (a)
Brokerage	$32.9	$40.5	$35.0
Advisory	144.2	157.0	116.0
Total	$177.1	$197.5	$151.0
Client assets at end of period (b)
Brokerage	$982.9	$794.1	$831.3
Advisory	532.1	310.8	171.3
Total	$1,515.0	$1,104.9	$1,002.6

	2019	2018	2017
Revenues:
Insurance policy income	$1,457.3	$1,458.5	$1,473.7
Net investment income:
General account invested assets	782.2	804.4	764.7
Fixed index products	147.5	(41.5)	153.5
Fee revenue and other income	75.2	51.9	44.1
Total revenues	2,462.2	2,273.3	2,436.0
Expenses:
Insurance policy benefits	1,157.6	1,175.3	1,151.6
Amounts added to policyholder account liabilities:
Cost of interest credited to policyholders	93.7	98.1	105.0
Cost of options to fund index credits, net of forfeitures	98.8	81.4	63.7
Market value changes credited to policyholders	149.2	(42.9)	154.6
Amortization related to operations	176.3	171.3	153.3
Interest expense on investment borrowings	32.3	29.7	19.8
Commission expense and distribution fees	72.3	60.9	55.7
Other operating costs and expenses	381.3	358.9	364.8
Total benefits and expenses	2,161.5	1,932.7	2,068.5
Income before net realized investment gains (losses), net of related amortization, and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	300.7	340.6	367.5
Net realized investment gains (losses)	26.9	13.2	30.8
Amortization related to net realized investment gains (losses)	(.7)	.3	(1.0)
Net realized investment gains (losses), net of related amortization	26.2	13.5	29.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	(100.7)	66.7	(3.4)
Amortization related to fair value changes in embedded derivative liabilities	20.2	(11.7)	.7
Fair value changes in embedded derivative liabilities, net of related amortization	(80.5)	55.0	(2.7)
Income before income taxes	$246.4	$409.1	$394.6

	2019	2018	2017
Health benefit ratios:
All health lines:
Insurance policy benefits	$871.7	$876.1	$853.0
Benefit ratio (c)	85.8%	85.6%	82.2%
Medicare supplement:
Insurance policy benefits	$562.2	$571.8	$550.6
Benefit ratio (c)	73.8%	74.5%	70.8%
A 1% change in the annual Medicare supplement benefit ratio is approximately equivalent to a $7.6 million change in insurance policy benefits.
Long-term care:
Insurance policy benefits	$309.5	$304.3	$302.4
Benefit ratio (c)	121.7%	119.0%	116.2%
Interest-adjusted benefit ratio (d)	77.1%	76.0%	75.0%
A 1% change in the annual long-term care interest-adjusted benefit ratio is approximately equivalent to a $2.4 million change in insurance policy benefits.
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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of this product, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing Bankers Life's long-term care reserves was $113.4 million, $110.1 million and $107.1 million in 2019, 2018 and 2017, respectively.

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

Total premium collections were $2,793.0 million in 2019, up 5.5 percent from 2018, and $2,648.2 million in 2018, up 5.2 percent from 2017, primarily driven by sales of fixed index annuities. See "Premium Collections" for further analysis of Bankers Life's premium collections.

Average liabilities for insurance products, net of reinsurance ceded were $13.7 billion in 2019, up 5.5 percent from 2018 and $12.9 billion in 2018, up 4.3 percent from 2017. The increase in average liabilities for insurance products is primarily due to new sales and the amounts added to policyholder account liabilities on interest-sensitive products.

Broker dealer and registered investment advisor client assets totaled $1,515.0 million and $1,104.9 million at December 31, 2019 and 2018, respectively, with net inflows of $177.1 million and $197.5 million in 2019 and 2018, respectively.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies.

Net investment income on general account invested assets (which excludes income on policyholder portfolios) decreased 2.8 percent, to $782.2 million, in 2019 and increased 5.2 percent, to $804.4 million, in 2018. The decrease in 2019 reflects: (i) lower investment income from alternative investments; (ii) lower prepayment income (including call premiums); and (iii) lower investment yields partially offset by higher average investments in this segment. The lower yields in 2019 are primarily due to lower market yields in general, as well as repositioning a portion of our portfolio into higher rated investments in the first quarter of 2019. Alternative investments are typically reported a quarter in arrears. Alternative investments earned satisfactory returns in 2019 relative to our expectations, but were less than 2018. Investment income from alternative investments was $41.8 million, $48.7 million and $26.2 million in 2019, 2018 and 2017 respectively. In addition, prepayment income (including call premiums) was $11.5 million, $18.6 million and $27.7 million in 2019, 2018 and 2017, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies.  Net investment income (loss) related to fixed index products was $147.5 million, $(41.5) million and $153.5 million in 2019, 2018 and 2017, respectively. Such amounts were substantially offset by the corresponding charge (credit) to amounts added to policyholder account liabilities - market value changes credited to policyholders. Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account liabilities subject to this benefit and to the performance of the index to which the returns on such products are linked.

Fee revenue and other income was $75.2 million, $51.9 million and $44.1 million in 2019, 2018 and 2017, respectively. We recognized fee income of $57.1 million, $35.5 million and $30.8 million in 2019, 2018 and 2017, respectively, pursuant to distribution and marketing agreements to sell third-party products (primarily Medicare Advantage) of other insurance companies. The increase in fee income in 2019 from the sales of third-party products primarily reflects increased sales and changes in the assumptions used to estimate revenues on these sales. Such assumptions are based on a larger pool of historical information related to renewal patterns and resulted in the recognition of $11.3 million of additional fee revenue and $4.8 million of additional distribution expense in the fourth quarter of 2019. The remaining increase in fee revenue in 2019 and 2018 is primarily attributable to fee income earned by our broker-dealer and registered investment advisor subsidiaries.

Insurance policy benefits fluctuated as a result of the factors summarized below for benefit ratios.  Benefit ratios are calculated by dividing the related insurance product’s insurance policy benefits by insurance policy income.

In the fourth quarter of 2019, we completed our comprehensive review of actuarial assumptions. Such review resulted in a decrease to reserves of $1.4 million and an increase in amortization of $12.2 million including the impact from changes in earned rate, credited rate, mortality rate and surrender rate assumptions related to fixed index and fixed interest annuities and interest-sensitive life products. In the fourth quarter of 2018, our comprehensive review resulted in a decrease to reserves of $5.2 million and an increase in amortization of $8.3 million including the net impact from changes to spread and persistency assumptions related to fixed index and fixed interest annuities. In the fourth quarter of 2017, our comprehensive review resulted in a decrease in reserves of $9.0 million and a decrease in amortization of $1.8 million including the net impact of changes to mortality assumptions related to interest-sensitive life products.

The Medicare supplement business consists of both individual and group policies.  Government regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on individual products and not less than 75 percent on group products, as determined in accordance with statutory accounting principles.  Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Our benefit ratios were 73.8 percent, 74.5 percent and 70.8 percent in 2019, 2018 and 2017, respectively. Beginning in 2018, our margins reflect the expansion of the use of the Medicare crossover claims process for all of this segment's Medicare supplement business. The Medicare crossover process is a claims payment platform that provides for straight through processing of provider claims. As expected, this new process increased the reporting of smaller claims, resulting in higher benefit ratios in 2019 and 2018. Annually, we review our loss experience on these products and when appropriate, apply for actuarially justified rate increases. The next effective date for rate increases for the majority of these policies is January 1, 2020. Our insurance policy benefits reflected favorable reserve developments of prior period claim reserves of approximately $1.8 million, $.7 million and $6.0 million in 2019, 2018 and 2017, respectively. Excluding the effects of prior period claim reserve redundancies and deficiencies, our benefit ratios would have been 74.1 percent, 74.5 percent and 71.5 percent in 2019, 2018 and 2017, respectively. The benefit ratio in 2019 on this Medicare supplement business was in line with our previously announced expectations which were in the range of 73 percent to 77 percent for 2019.

The net cash flows from our long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) which will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio typically increases, but the increase in reserves is partially offset by investment income earned on the accumulated assets.  The benefit ratio on our long-term care business in the Bankers Life segment was 121.7 percent, 119.0 percent and 116.2 percent in 2019, 2018 and 2017, respectively.  The interest-adjusted benefit ratio on this business was 77.1 percent, 76.0 percent and 75.0 percent in 2019, 2018 and 2017, respectively.  The interest-adjusted benefit ratio in 2017 was favorably impacted by $3.4 million of one-time reserve releases which was comprised of: (i) $1.9 million related to lower persistency (including the results of procedures performed to identify policies that had terminated prior to June 30, 2017 due to death); (ii) $.9 million related to an out-of-period adjustment that reduced reserves; and (iii) $.6 million related to the impact of policyholder decisions to surrender or reduce coverage following rate increases. The interest-adjusted benefit ratio in 2017, excluding such favorable reserve releases, was 76.3 percent. The interest-adjusted benefit ratio in 2019 on this long-term care business was in line with our previously announced expectations which were in the range of 74 percent to 79 percent for 2019.

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

Amounts added to policyholder account liabilities - cost of interest credited to policyholders were $93.7 million, $98.1 million and $105.0 million in 2019, 2018 and 2017, respectively. The weighted average crediting rates for these products was 2.9 percent in 2019 and 2.8 percent in both 2018 and 2017. The average liabilities of the fixed interest annuity block were $2.3 billion, $2.6 billion and $2.9 billion in 2019, 2018 and 2017, respectively. The decrease in the liabilities related to these annuities reflects the lower sales of these products in the current low interest rate environment and consumer preference for fixed index products.

Amounts added to policyholder account liabilities for fixed index products represent a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the S&P 500 Index, over a specified period. Such amounts include our cost to fund the annual index credits, net of policies that are canceled prior to their anniversary date (classified as cost of options to fund index credits, net of forfeitures). Market value changes in the underlying indices during a specified period of time are classified as market value changes credited to policyholders. Such market value changes are generally offset by the net investment income related to fixed index products discussed above.

Amortization related to operations includes amortization of deferred acquisition costs and the present value of future profits. Deferred acquisition costs and the present value of future profits are collectively referred to as "insurance acquisition costs". Insurance acquisition costs are generally amortized either: (i) in relation to the estimated gross profits for interest-

sensitive life and annuity products; or (ii) in relation to actual and expected premium revenue for other products.  In addition, for interest-sensitive life and annuity products, we are required to adjust the total amortization recorded to date through the statement of operations if actual experience or other evidence suggests that earlier estimates of future gross profits should be revised. Accordingly, amortization for interest-sensitive life and annuity products is dependent on the profits realized during the period and on our expectation of future profits.  For other products, we amortize insurance acquisition costs in relation to actual and expected premium revenue, and amortization is only adjusted if expected premium revenue changes or if we determine the balance of these costs is not recoverable from future profits.  Amortization was impacted in each year by our comprehensive review of actuarial assumptions discussed above under insurance policy benefits.

Interest expense on investment borrowings represents interest expense on collateralized borrowings as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings". The increase in interest expense is primarily due to higher interest rates on the variable rate investment borrowings.

Commission expense and distribution fees were higher in 2019 due to higher sales of insurance products, including the sales of third-party Medicare Advantage policies.

Other operating costs and expenses in our Bankers Life segment were $381.3 million in 2019, up 6.2 percent from 2018, and were $358.9 million in 2018, down 1.6 percent from 2017. The increase in other operating expenses in 2019 was primarily due to higher expenses related to growth initiatives.

Net realized investment gains (losses) fluctuate each period. During 2019, we recognized net realized investment gains of $26.9 million, which were comprised of: (i) $17.2 million of net gains from the sales of investments; (ii) a $9.5 million favorable change in the fair value of equity securities; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $5.6 million; and (iv) $5.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2018, we recognized net realized investment gains of $13.2 million, which were comprised of: (i) $43.7 million of net gains from the sales of investments; (ii) a $24.1 million unfavorable change in the fair value of equity securities; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.0 million; and (iv) $.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2017, we recognized net realized investment gains of $30.8 million, which were comprised of: (i) $22.1 million of net gains from the sales of investments; and (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $8.7 million.

Amortization related to net realized investment gains (losses) is the increase or decrease in the amortization of insurance acquisition costs which results from realized investment gains or losses. When we sell securities which back our interest-sensitive life and annuity products at a gain (loss) and reinvest the proceeds at a different yield, we increase (reduce) the amortization of insurance acquisition costs in order to reflect the change in estimated gross profits due to the gains (losses) realized and the resulting effect on estimated future yields. Sales of fixed maturity investments resulted in an increase (decrease) in the amortization of insurance acquisition costs of $.7 million, $(.3) million and $1.0 million in 2019, 2018 and 2017, respectively.

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

Washington National (dollars in millions)

	2019	2018	2017
Premium collections:
Supplemental health and other health	$632.3	$613.0	$589.1
Medicare supplement	40.9	46.3	51.6
Life	36.8	32.2	30.0
Annuity	1.0	1.3	.9
Total collections	$711.0	$692.8	$671.6
Average liabilities for insurance products:
Fixed index annuities	$252.0	$283.3	$314.2
Fixed interest annuities	81.8	90.3	97.9
SPIAs and supplemental contracts:
Mortality based	214.2	219.5	232.1
Deposit based	272.1	270.6	269.5
Separate Accounts	4.6	4.8	4.7
Health:
Supplemental health	3,005.7	2,867.5	2,732.0
Medicare supplement	17.9	20.7	24.8
Other health	10.1	11.8	13.5
Life:
Interest sensitive life	149.1	149.2	149.2
Non-interest sensitive life	162.4	166.6	175.0
Total average liabilities for insurance products, net of reinsurance ceded	$4,169.9	$4,084.3	$4,012.9
Revenues:
Insurance policy income	$700.8	$687.6	$671.4
Net investment income (loss):
General account invested assets	255.5	261.1	257.5
Fixed index products	4.5	(1.5)	9.0
Trading account income related to policyholder accounts	—	.2	3.7
Fee revenue and other income	14.2	.9	1.0
Total revenues	975.0	948.3	942.6
Expenses:
Insurance policy benefits	550.9	540.9	550.7
Amounts added to policyholder account liabilities:
Cost of interest credited to policyholders	12.4	12.8	12.9
Cost of options to fund index credits, net of forfeitures	4.5	4.6	4.4
Market value changes credited to policyholders	4.4	(1.8)	13.1
Amortization related to operations	58.5	55.8	58.8
Interest expense on investment borrowings	12.4	10.8	6.3
Commission expense	84.1	73.9	69.8
Other operating costs and expenses	136.6	129.4	128.3
Total benefits and expenses	863.8	826.4	844.3
Income before net realized investment gains (losses) and fair value changes in embedded derivative liabilities, net of related amortization, and income taxes	111.2	121.9	98.3
Net realized investment gains (losses)	24.1	(10.0)	11.7
Amortization related to net realized investment gains (losses)	.1	.1	—
Net realized investment gains (losses), net of related amortization	24.2	(9.9)	11.7
Insurance policy benefits - fair value changes in embedded derivative liabilities	(2.6)	1.6	.5
Amortization related to fair value changes in embedded derivative liabilities	1.7	(1.1)	(.3)
Fair value changes in embedded derivative liabilities, net of related amortization	(.9)	.5	.2
Income before income taxes	$134.5	$112.5	$110.2

	2019	2018	2017
Health benefit ratios:
Supplemental health:
Insurance policy benefits	$496.4	$486.0	$489.8
Benefit ratio (a)	78.8%	79.5%	83.2%
Interest-adjusted benefit ratio (b)	54.8%	55.4%	59.1%
A 1% change in the annual interest-adjusted benefit ratio is approximately equivalent to a $6.3 million change in insurance policy benefits.
Medicare supplement:
Insurance policy benefits	$28.9	$32.8	$37.0
Benefit ratio (a)	71.4%	68.9%	68.1%

_________________

(a)	We calculate benefit ratios by dividing the related product’s insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product’s insurance policy benefits used to determine the ratio.  Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time.  The net cash flows from supplemental health products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases).  Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets.  The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance.  We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business.  However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products.  The imputed investment income earned on the accumulated assets backing the supplemental health reserves was $151.5 million, $147.2 million and $141.7 million in 2019, 2018 and 2017, respectively.

Total premium collections were $711.0 million in 2019, up 2.6 percent from 2018, and $692.8 million in 2018, up 3.2 percent from 2017, driven by sales and persistency of the segment's supplemental health block; partially offset by lower Medicare supplement collected premiums due to the run-off of this block of business. This segment no longer markets Medicare supplement products and no longer actively pursues sales of annuity products. See "Premium Collections" for further analysis of fluctuations in premiums collected by product.

Average liabilities for insurance products, net of reinsurance ceded were $4,169.9 million in 2019, up 2.1 percent from 2018, and $4,084.3 million in 2018, up 1.8 percent from 2017, reflecting an increase in the supplemental health block; partially offset by the run-off of the annuity blocks.

Insurance policy income is comprised of premiums earned on traditional insurance policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. Such income increased in recent periods as supplemental health premiums have increased consistent with sales; partially offset by the decrease in Medicare supplement premiums.

Net investment income on general account invested assets (which excludes income on policyholder portfolios and reinsurer accounts) was $255.5 million in 2019, $261.1 million in 2018 and $257.5 million in 2017. Net investment income on general account invested assets in 2019 reflects lower investment income from alternative investments as well as lower investment yields, as compared to 2018. The lower yields in 2019 are primarily due to lower market yields in general, as well as repositioning a portion of our portfolio into higher rated investments in the first quarter of 2019. Alternative investments are typically reported a quarter in arrears. Alternative investments earned satisfactory returns in 2019 relative to our expectations, but were less than 2018. Investment income from alternative investments was $10.8 million, $12.4 million and $7.3 million in 2019, 2018 and 2017, respectively. Prepayment income (including call premiums) was $4.7 million, $3.8 million and $5.9 million in 2019, 2018 and 2017, respectively.

Net investment income related to fixed index products represents the change in the estimated fair value of options which are purchased in an effort to offset or hedge certain potential benefits accruing to the policyholders of our fixed index products. Our fixed index products are designed so that investment income spread is expected to be more than adequate to cover the cost of the options and other costs related to these policies. Net investment income (loss) related to fixed index products was $4.5 million, $(1.5) million and $9.0 million in 2019, 2018 and 2017, respectively. Such amounts were substantially offset by the corresponding charge to amounts added to policyholder account liabilities - market value changes credited to policyholders.  Such income and related charges fluctuate based on the value of options embedded in the segment's fixed index annuity policyholder account liabilities subject to this benefit and to the performance of the index to which the returns on such products are linked.

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

Fee revenue and other income increased in 2019 due to the fee income recognized by WBD subsequent to its acquisition as further described in the note to the consolidated financial statements entitled "Business and Basis of Presentation".

Insurance policy benefits fluctuated as a result of the factors summarized below. Benefit ratios are calculated by dividing the related insurance product's insurance policy benefits by insurance policy income.

In the fourth quarter of 2019, we completed our comprehensive annual review of actuarial assumptions. Such review resulted in a decrease in amortization of $2.2 million, partially offset by an increase in reserves of $1.4 million, primarily related to fixed index annuities. In the fourth quarter of 2018, our comprehensive annual review resulted in a decrease in amortization of $2.4 million, partially offset by an increase in reserves of $.2 million, primarily related to interest-sensitive life products. In the fourth quarter of 2017, our comprehensive review resulted in a $1 million increase in amortization of deferred acquisition costs related to interest-sensitive life products.

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

Insurance margins (insurance policy income less insurance policy benefits) on supplemental health products were $133.2 million, $125.3 million and $98.7 million in 2019, 2018 and 2017, respectively. The increase in margin on this block of business in 2019 reflects the growth in the block and lower claims experience. The increase in margin on this block of business in 2018, compared to 2017, reflects higher insurance policy income due to higher sales and growth in the block, as well as favorable claims and favorable development of prior period claim reserves. The benefit ratio on these products was 78.8 percent, 79.5 percent and 83.2 percent in 2019, 2018 and 2017, respectively. The interest-adjusted benefit ratio on this supplemental health business was 54.8 percent, 55.4 percent and 59.1 percent in 2019, 2018 and 2017, respectively. The interest-adjusted benefit ratio in 2019 on this supplemental health business was slightly better than our previously announced expectations which were in the range of 55 percent to 58 percent for 2019.

Washington National's Medicare supplement business primarily consists of individual policies. The insurance product liabilities we establish for our Medicare supplement business are subject to significant estimates and the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate.  Governmental regulations generally require us to attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefit reserves), after three years from the original issuance of the policy and over the lifetime of the policy, of not less than 65 percent on these products, as determined in accordance with statutory accounting principles. Insurance margins (insurance policy income less insurance policy benefits) on these products were $11.6 million, $14.8 million and $17.4 million in 2019, 2018 and 2017, respectively. Such decrease reflects the run-off of this block of business.

Amounts added to policyholder account liabilities - cost of interest credited to policyholders were $12.4 million, $12.8 million and $12.9 million in 2019, 2018 and 2017, respectively.

Amounts added to policyholder account liabilities for fixed index products represent a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the S&P 500 Index, over a specified period. Such amounts include our cost to fund the annual index credits, net of policies that are canceled prior to their anniversary date (classified as cost of options to fund index credits, net of forfeitures). Market value changes in the underlying indices during a specified period of time are classified as market value changes credited to policyholders. Such market value changes are generally offset by the net investment income related to fixed index products discussed above.

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

Interest expense on investment borrowings represents $12.4 million, $10.8 million and $6.3 million of interest expense on collateralized borrowings in 2019, 2018 and 2017, respectively, as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Investment Borrowings". The increase in interest expense is due to higher interest rates on the variable rate investment borrowings.

Commission expense was $84.1 million, $73.9 million and $69.8 million in 2019, 2018 and 2017, respectively. The increase in commission expense is consistent with the growth in the supplemental health block.

Other operating costs and expenses were $136.6 million, $129.4 million and $128.3 million in 2019, 2018 and 2017, respectively. The increase in other operating costs and expenses in 2019 is primarily due to the expenses recognized by WBD subsequent to its acquisition as further described in the note to the consolidated financial statements entitled "Business and Basis of Presentation".

Net realized investment gains (losses) fluctuate each period. During 2019, we recognized net realized investment gains of $24.1 million, which were comprised of: (i) $14.6 million of net gains from the sales of investments; (ii) a $1.6 million favorable change in the fair value of equity securities; (iii) an increase in fair value of certain fixed maturity investments with embedded derivatives of $2.6 million; and (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $5.3 million. During 2018, we recognized net realized investment losses of $10.0 million, which were comprised of: (i) $1.8 million of net gains from the sales of investments; (ii) a $7.5 million unfavorable change in the fair value of equity securities; (iii) an increase in fair value of certain fixed maturity investments with embedded derivatives of $.9 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $5.1 million; and (v) $.1 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings. During 2017, we recognized net realized investment gains of $11.7 million, which were comprised of: (i) $7.4 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $2.5 million; (iii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.8 million; and (iv) $1.0 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings.

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

Colonial Penn (dollars in millions)

	2019	2018	2017
Premium collections:
Life	$307.0	$296.6	$289.6
Medicare supplement and other health	1.3	1.7	2.0
Total collections	$308.3	$298.3	$291.6
Average liabilities for insurance products:
SPIAs - mortality based	$67.5	$69.6	$73.0
Health:
Medicare supplement	4.2	5.0	5.7
Other health	3.2	3.7	4.1
Life:
Interest sensitive	12.0	14.7	15.5
Non-interest sensitive	751.2	739.8	717.5
Total average liabilities for insurance products, net of reinsurance ceded	$838.1	$832.8	$815.8
Revenues:
Insurance policy income	$308.8	$298.6	$291.8
Net investment income on general account invested assets	42.2	44.6	44.4
Fee revenue and other income	1.5	1.8	1.3
Total revenues	352.5	345.0	337.5
Expenses:
Insurance policy benefits	209.1	206.6	199.0
Amounts added to annuity and interest-sensitive life product account balances	.6	.6	.6
Amortization related to operations	18.6	17.8	16.3
Interest expense on investment borrowings	1.5	1.4	.9
Commission expense	1.3	1.4	1.4
Other operating costs and expenses	107.1	102.4	96.7
Total benefits and expenses	338.2	330.2	314.9
Income before net realized investment losses and income taxes	14.3	14.8	22.6
Net realized investment gains (losses)	3.4	(2.4)	—
Income before income taxes	$17.7	$12.4	$22.6

This segment's results are significantly impacted by the accounting standard related to deferred acquisition costs. We are not able to defer most of Colonial Penn's direct response advertising costs although such costs generate predictable sales and future inforce profits. We plan to continue to invest in this segment's business, including the development of new products and markets. The amount of our investment in new business during a particular period will have a significant impact on this segment's results. This segment's earnings (before net realized investment gains (losses) and income taxes) in 2019 were in line with our previously announced expectations which were in the range of $12 million to $16 million for 2019.

Total premium collections increased 3.4 percent, to $308.3 million, in 2019 and 2.3 percent, to $298.3 million, in 2018. The increase was driven by recent sales activity and steady persistency. See "Premium Collections" for further analysis of Colonial Penn's premium collections.

Average liabilities for insurance products, net of reinsurance ceded have increased as a result of growth in the core graded benefit and simplified issue life insurance business in this segment.

Insurance policy income is comprised of premiums earned on policies which provide mortality or morbidity coverage and fees and other charges assessed on other policies. The increase in such income reflects the growth in the block of graded benefit and simplified issue life insurance business.

Net investment income on general account invested assets decreased in 2019 primarily due to lower investment yields compared to 2018.

Insurance policy benefits reflect growth in this segment. In addition, insurance policy benefits in 2018 reflect a $1.1 million out-of-period adjustment which increased reserves on a closed block of payout annuities in the first quarter of 2018. Insurance policy benefits in 2017 reflect favorable changes to liabilities for insurance products including a $2.5 million out-of-period adjustment and a $.5 million refinement to the calculation.

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

Other operating costs and expenses in our Colonial Penn segment fluctuate primarily due to changes in the marketing expenses incurred to generate new business. Marketing expenses were higher in 2019 as compared to 2018. The demand and cost of television advertising appropriate for Colonial Penn's campaigns has fluctuated widely in certain periods. We are disciplined with our marketing expenditures and will increase or decrease our advertising spend depending on prices.

Net realized investment gains (losses) fluctuate each period. During 2019, we recognized net realized investment gains of $3.4 million, which were comprised of: (i) $3.1 million of net gains from the sales of investments; (ii) a $.2 million favorable change in the fair value of equity securities; and (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.1 million. During 2018, we recognized net realized investment losses of $2.4 million, which were comprised of: (i) $1.8 million of net losses from the sales of investments; (ii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iii) a $.4 million unfavorable change in the fair value of equity securities. During 2017, we recognized net realized investment gains of nil, which was comprised of: (i) $.7 million of net gains from the sales of investments; (ii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $.3 million; and (iii) $1.0 million of writedowns of investments for other than temporary declines in fair value which were recorded in earnings.

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

	2019	2018	2017
Adjusted EBIT from In-force Business
Revenues:
Insurance policy income	$257.2	$251.6	$241.8
Net investment income and other	43.7	46.4	45.7
Total revenues	300.9	298.0	287.5
Benefits and expenses:
Insurance policy benefits	177.2	178.6	169.2
Amortization	17.0	17.2	15.6
Other expenses	34.9	36.4	33.9
Total benefits and expenses	229.1	232.2	218.7
Adjusted EBIT from In-force Business	$71.8	$65.8	$68.8

Adjusted EBIT from New Business
Revenues:
Insurance policy income	$51.6	$47.0	$50.0
Net investment income and other	—	—	—
Total revenues	51.6	47.0	50.0
Benefits and expenses:
Insurance policy benefits	32.5	28.6	30.4
Amortization	1.6	.6	.7
Other expenses	75.0	68.8	65.1
Total benefits and expenses	109.1	98.0	96.2
Adjusted EBIT from New Business	$(57.5)	$(51.0)	$(46.2)

Adjusted EBIT from In-force and New Business
Revenues:
Insurance policy income	$308.8	$298.6	$291.8
Net investment income and other	43.7	46.4	45.7
Total revenues	352.5	345.0	337.5
Benefits and expenses:
Insurance policy benefits	209.7	207.2	199.6
Amortization	18.6	17.8	16.3
Other expenses	109.9	105.2	99.0
Total benefits and expenses	338.2	330.2	314.9
Adjusted EBIT from In-force and New Business	$14.3	$14.8	$22.6

The Adjusted EBIT from in-force business in the Colonial Penn segment increased in 2019, as compared to 2018, reflecting growth in the block. The Adjusted EBIT from new business in the Colonial Penn segment in 2019 primarily reflects higher marketing costs. The vast majority of the costs to generate new business in this segment are not deferrable and Adjusted EBIT will fluctuate based on management's decisions on how much marketing costs to incur in each period.

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

	2019	2018	2017
Premium collections:
Long-term care (all renewal)	$13.5	$145.8	$205.2

Average liabilities for insurance products:
Average liabilities for long-term care products, net of reinsurance ceded	$570.1	$2,857.7	$3,754.7

Revenues:
Insurance policy income	$13.9	$148.4	$210.4
Net investment income on general account invested assets	33.0	172.7	223.7
Total revenues	46.9	321.1	434.1
Expenses:
Insurance policy benefits	32.5	271.3	344.2
Amortization	—	7.0	10.3
Commission expense	.4	1.3	1.8
Other operating costs and expenses	2.0	18.6	24.7
Total benefits and expenses	34.9	298.2	381.0
Income (loss) before net realized investment gains (losses) and income taxes	12.0	22.9	53.1
Net realized investment gains (losses)	(6.5)	(4.5)	10.8
Income (loss) before income taxes	$5.5	$18.4	$63.9

	2019	2018	2017
Health benefit ratios:
Long-term care:
Insurance policy benefits	$32.6	$271.3	$344.2
Benefit ratio (a)	234.6%	182.8%	163.6%
Interest-adjusted benefit ratio (b)	35.4%	79.1%	69.1%
_______________

(a)	We calculate benefit ratios by dividing the related product's insurance policy benefits by insurance policy income.

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

These non-GAAP financial measures of "interest-adjusted benefit ratios" differ from "benefit ratios" due to the deduction of imputed interest income on the accumulated assets backing the insurance liabilities from the product's insurance policy benefits used to determine the ratio. Interest income is an important factor in measuring the performance of health products that are expected to be inforce for a longer duration of time, are not subject to unilateral changes in provisions (such as non-cancelable or guaranteed renewable contracts) and require the performance of various functions and services (including insurance protection) for an extended period of time. The net cash flows from long-term care products generally cause an accumulation of amounts in the early years of a policy (accounted for as reserve increases) that will be paid out as benefits in later policy years (accounted for as reserve decreases). Accordingly, as the policies age, the benefit ratio will typically increase, but the increase in benefits will be partially offset by the imputed interest income earned on the accumulated assets. The interest-adjusted benefit ratio reflects the effects of such interest income offset (which is equal to the tabular interest on the related insurance liabilities). Since interest income is an important factor in measuring the performance of these products, management believes a benefit ratio that includes the effect of interest income is useful in analyzing product performance. We utilize the interest-adjusted benefit ratio in measuring segment performance because we believe that this performance measure is a better indicator of the ongoing businesses and trends in the business. However, the "interest-adjusted benefit ratio" does not replace the "benefit ratio" as a measure of current period benefits to current period insurance policy income. Accordingly, management reviews both "benefit ratios" and "interest-adjusted benefit ratios" when analyzing the financial results attributable to these products. The imputed investment income earned on the accumulated assets backing the long-term care reserves was $27.7 million, $153.9 million and $198.8 million in 2019, 2018 and 2017, respectively.

Average liabilities for long-term care products decreased as a result of the legacy long-term care business which was ceded under a 100% indemnity coinsurance agreement in September 2018. In addition, the average liabilities were increased by $75.5 million and $130 million in 2019 and 2017, respectively, to reflect the premium deficiencies that would exist if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. Such increase is reflected as a reduction of accumulated other comprehensive income.

Insurance policy benefits were $32.5 million, $271.3 million and $344.2 million in 2019, 2018 and 2017, respectively. The interest-adjusted benefit ratio on the business in this segment was 35.4 percent, 79.1 percent and 69.1 percent in 2019, 2018 and 2017, respectively. Our 2019 comprehensive actuarial review of this block reflected relatively low margins. Accordingly, this segment's results can be volatile from period to period. This block of business is particularly sensitive to changes in assumptions.

Net realized investment losses fluctuated each period. During 2019, we recognized net realized investment losses of $6.5 million, which were comprised of: (i) $3.0 million of net losses from the sales of investments; (ii) a $.5 million favorable change in the fair value of equity securities; and (iii) $4.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2018, we recognized net realized investment losses of $4.5 million, which were comprised of: (i) $.3 million of net losses from the sales of investments; (ii) a $1.9 million unfavorable change in the fair value of equity securities; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.2 million; and (iv) $2.1 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2017, we recognized net realized investment gains of $10.8 million, which were comprised of: (i) $29.1 million of net gains from the sales of investments; and (ii) $18.3 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

Corporate Operations (dollars in millions)

	2019	2018	2017
Corporate operations:
Interest expense on corporate debt	$(52.4)	$(48.0)	$(46.5)
Net investment income (loss):
General investment portfolio	5.0	6.6	5.6
Other special-purpose portfolios:
COLI	15.0	(17.8)	17.4
Investments held in a rabbi trust	7.6	(2.7)	3.4
Other trading account activities	8.8	8.3	9.1
Fee revenue and other income	37.5	6.7	8.5
Other operating costs and expenses	(91.4)	(72.1)	(84.3)
Loss before net realized investment losses, earnings attributable to VIEs, fair value changes related to agent deferred compensation plan, loss related to reinsurance transaction, net revenue pursuant to transition services agreement, loss on extinguishment of debt and income taxes	(69.9)	(119.0)	(86.8)
Net realized investment losses	(19.7)	(7.6)	(3.0)
Earnings attributable to VIEs	2.1	1.6	(8.8)
Fair value changes related to agent deferred compensation plan	(20.4)	11.9	(12.2)
Net revenue pursuant to transition services agreement	1.2	.1	—
Other expenses	(15.9)	—	—
Loss related to reinsurance transaction	—	(704.2)	—
Loss on extinguishment of debt	(7.3)	—	—
Loss before income taxes	$(129.9)	$(817.2)	$(110.8)

Interest expense on corporate debt was $52.4 million, $48.0 million and $46.5 million in 2019, 2018 and 2017, respectively. Our average corporate debt outstanding was $966.1 million in 2019 and $925.0 million in both 2018 and 2017. The average interest rate on our debt was 5.1 percent, 4.8 percent and 4.8 percent in 2019, 2018 and 2017, respectively. Average corporate debt outstanding and the average interest rate were impacted by the debt refinancing transaction completed in June 2019 (as further discussed in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations") along with the mix of interest rates on the related outstanding borrowings.

Net investment income on general investment portfolio fluctuates based on the amount and type of invested assets in the corporate operations segment.

Net investment income on other special-purpose portfolios includes the income (loss) from: (i) investments related to deferred compensation plans held in a rabbi trust (which is offset by amounts included in other operating costs and expenses as the investment results are allocated to participants' account balances); (ii) trading account activities; and (iii) income (loss) from Company-owned life insurance ("COLI") equal to the difference between the return on these investments (representing the change in value of the underlying investments) and our overall portfolio yield.  COLI is utilized as an investment vehicle to fund Bankers Life's agent deferred compensation plan.  For segment reporting, the Bankers Life segment is allocated a return on these investments equivalent to the yield on the Company’s overall portfolio, with any difference in the actual COLI return allocated to the Corporate operations segment. We recognized death benefits, net of cash surrender value, of $4.0 million related to the COLI in 2017. At December 31, 2019, our COLI assets had a carrying value of $194.0 million. Since this segment's earnings reflect the changes in values of the underlying investments supporting the insurance contracts (including mutual funds investing in bonds, common stock and real estate) and any death benefits received, such income can be volatile.

Fee revenue and other income includes the fees our wholly-owned investment advisor earns for managing portfolios of commercial bank loans for investment trusts. These trusts are consolidated as VIEs in our consolidated financial statements, but the fees are reflected as revenues and the fee expense is reflected in the earnings attributable to VIEs. This fee revenue fluctuates consistent with the size of the loan portfolios. In addition, other income in 2019 reflected the favorable impact of legal recoveries from settlements with third parties.

Other operating costs and expenses include general corporate expenses, net of amounts charged to subsidiaries for services provided by the corporate operations. These amounts fluctuate as a result of expenses such as legal, consulting and regulatory expenses which often vary from period to period and were higher in 2019.

Net realized investment losses often fluctuate each period. During 2019, net realized investment losses in this segment were $19.7 million and were comprised of: (i) a $.1 million favorable change in the fair value of equity securities (none of which was recognized by the VIEs); (ii) $11.7 million of net losses from the sales of investments (including $12.4 million of net losses recognized by the VIEs and $.7 million of net gains on other investment sales); (iii) $5.1 million of losses related to the dissolution of a VIE; and (iv) $3.0 million of writedowns of investments held by VIEs due to other-than-temporary declines in value. During 2018, net realized investment losses in this segment were $7.6 million and were comprised of: (i) a $4.3 million unfavorable change in the fair value of equity securities (none of which was recognized by the VIEs); and (ii) $3.3 million of net losses from the sales of investments (including $3.6 million of net losses recognized by the VIEs and $.3 million of net gains on other investment sales). During 2017, net realized investment losses in this segment were $3.0 million and were comprised of: (i) $3.8 million of net gains from the sales of investments (including $1.2 million of net gains recognized by the VIEs and $2.6 million of net gains on other investment sales); (ii) $4.3 million of losses on the dissolution of a VIE; and (iii) $2.5 million of writedowns of investments held by VIEs due to other-than-temporary declines in value.

Earnings attributable to VIEs represent the earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

Fair value changes related to agent deferred compensation plan relate to changes in the underlying actuarial assumptions used to value liabilities for our agent deferred compensation plan.

Net revenue pursuant to transition services agreement represents the difference between the fees we receive from Wilton Re and the overhead costs incurred to provide such services under the agreement in connection with the completion of a long-term care reinsurance transaction in September 2018.

Other expenses in 2019 include one-time expenses associated with: (i) the new operating model announced in early January 2020 to create a more customer-centric structure and improve operating performance; and (ii) a new strategic technology partnership with two leading, global technology solutions providers for our application development, maintenance and testing functions as well as IT infrastructure and cybersecurity services. The new operating model is expected to reduce run rate expenses by approximately $11 million per year beginning in 2021. The technology partnership is expected to deliver approximately $20 million in savings over five years with insignificant savings in the early years grading up to $8 million annually by 2024.

Loss related to reinsurance transaction in 2018 resulted from ceding our legacy (prior to 2003) comprehensive and nursing home long-term care policies in September 2018 through 100% indemnity coinsurance. We recognized a pre-tax loss related to the reinsurance transaction of $704.2 million (net of realized gains on the transfer of assets related to the transaction of $363.4 million) as further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance".

Loss on extinguishment of debt in 2019 of $7.3 million consisted of: (i) a premium of $6.1 million due to the redemption of the 4.500% Senior Notes due May 2020 (the "2020 Notes"); and (ii) $1.2 million related to the write-off of unamortized issuance costs due to the redemption of the 2020 Notes.

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

Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, S&P, Fitch and Moody's are "A-", "A-", "A-" and "A3", respectively.  For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections were $3,825.8 million in 2019, up 1.1 percent from 2018, and $3,785.1 million in 2018, up 2.6 percent from 2017. First year collected premiums were $1,626.4 million in 2019, up 9.6 percent from 2018, and $1,484.5 million in 2018, up 8.0 percent from 2017. Total premiums collected are summarized as follows (dollars in millions):

	2019	2018	2017
First year:
Bankers Life	$1,497.8	$1,361.1	$1,245.6
Washington National	76.9	76.5	78.4
Colonial Penn	51.7	46.9	50.1
Total first year	1,626.4	1,484.5	1,374.1

Renewal:
Bankers Life	1,295.2	1,287.1	1,272.5
Washington National	634.1	616.3	595.0
Colonial Penn	256.6	251.4	241.5
Long-term care in run-off	13.5	145.8	205.2
Total renewal	2,199.4	2,300.6	2,314.2
Total premiums collected	$3,825.8	$3,785.1	$3,688.3

Total premium collections by segment were as follows:

Bankers Life (dollars in millions)

	2019	2018	2017
Premiums collected by product:
Annuities:
Fixed index (first-year)	$1,241.2	$1,112.0	$964.7
Other fixed interest (first-year)	59.1	45.8	59.8
Other fixed interest (renewal)	5.1	5.4	6.1
Subtotal - other fixed interest annuities	64.2	51.2	65.9
Total annuities	1,305.4	1,163.2	1,030.6
Health:
Medicare supplement (first-year)	60.2	61.9	69.3
Medicare supplement (renewal)	673.7	672.4	670.1
Subtotal - Medicare supplement	733.9	734.3	739.4
Long-term care (first-year)	18.9	15.6	16.0
Long-term care (renewal)	236.7	239.5	241.0
Subtotal - long-term care	255.6	255.1	257.0
Supplemental health (first-year)	4.5	4.4	5.0
Supplemental health (renewal)	20.4	19.2	17.6
Subtotal – supplemental health	24.9	23.6	22.6
Other health (first-year)	.8	.8	.8
Other health (renewal)	5.0	5.2	5.3
Subtotal - other health	5.8	6.0	6.1
Total health	1,020.2	1,019.0	1,025.1
Life insurance:
Traditional (first-year)	68.4	71.6	82.6
Traditional (renewal)	225.1	223.6	217.3
Subtotal - traditional	293.5	295.2	299.9
Interest-sensitive (first-year)	44.7	49.0	47.4
Interest-sensitive (renewal)	129.2	121.8	115.1
Subtotal - interest-sensitive	173.9	170.8	162.5
Total life insurance	467.4	466.0	462.4
Collections on insurance products:
Total first-year premium collections on insurance products	1,497.8	1,361.1	1,245.6
Total renewal premium collections on insurance products	1,295.2	1,287.1	1,272.5
Total collections on insurance products	$2,793.0	$2,648.2	$2,518.1

Annuities in this segment include fixed index and other fixed interest annuities sold to the senior market. Annuity collections in this segment increased 12 percent, to $1,305.4 million in 2019 and 13 percent, to $1,163.2 million, in 2018. The increase in premium collections from our fixed index products in 2019 and 2018 is primarily due to the general stock market performance which made these products attractive to certain customers. Premium collections from our other fixed interest products reflect consumer preference for fixed index products in the current low interest rate environment.

Health products include Medicare supplement, long-term care and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Collected premiums on Medicare supplement policies in the Bankers Life segment were $733.9 million, $734.3 million and $739.4 million in 2019, 2018 and 2017, respectively.

Premiums collected on Bankers Life's long-term care policies increased .2 percent, to $255.6 million in 2019 and decreased .7 percent, to $255.1 million in 2018.

Life products in this segment include traditional and interest-sensitive life products. Life premiums collected in this segment increased .3 percent, to $467.4 million, in 2019 and .8 percent, to $466.0 million, in 2018.

Washington National (dollars in millions)

	2019	2018	2017
Premiums collected by product:
Health:
Medicare supplement (renewal)	$40.9	$46.3	$51.6
Supplemental health (first-year)	67.9	70.2	73.2
Supplemental health (renewal)	562.8	541.1	515.9
Subtotal – supplemental health	630.7	611.3	589.1
Other health (first-year)	.3	.2	.3
Other health (renewal)	1.3	1.5	1.5
Subtotal – other health	1.6	1.7	1.8
Total health	673.2	659.3	642.5
Life insurance:
Traditional (first-year)	.6	.6	.7
Traditional (renewal)	9.0	9.5	10.2
Subtotal - traditional	9.6	10.1	10.9
Interest-sensitive (first-year)	8.1	5.4	4.2
Interest-sensitive (renewal)	19.1	16.7	14.9
Subtotal - interest-sensitive	27.2	22.1	19.1
Total life insurance	36.8	32.2	30.0
Annuities:
Fixed index (first-year)	—	.1	—
Fixed index (renewal)	.8	1.0	.6
Subtotal - fixed index annuities	.8	1.1	.6
Other fixed interest (renewal)	.2	.2	.3
Total annuities	1.0	1.3	.9
Collections on insurance products:
Total first-year premium collections on insurance products	76.9	76.5	78.4
Total renewal premium collections on insurance products	634.1	616.3	595.0
Total collections on insurance products	$711.0	$692.8	$673.4

Health products in the Washington National segment include Medicare supplement, supplemental health and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claim experience and expense management.

Collected premiums on Medicare supplement policies in the Washington National segment decreased 12 percent, to $40.9 million, in 2019 and 10 percent, to $46.3 million, in 2018 due to the run-off of this block of business.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) increased 3.2 percent, to $630.7 million, in 2019 and 3.8 percent, to $611.3 million, in 2018. Such increases are due to new sales and persistency.

Life premiums collected in the Washington National segment increased 14 percent, to $36.8 million, in 2019 and 7.3 percent, to $32.2 million, in 2018. Such increases are due to new sales in recent periods and persistency.

Annuities in this segment include fixed index and other fixed interest annuities. We are no longer actively pursuing sales of annuity products in this segment.

Colonial Penn (dollars in millions)

	2019	2018	2017
Premiums collected by product:
Life insurance:
Traditional (first-year)	$51.7	$46.9	$50.1
Traditional (renewal)	255.1	249.5	239.3
Subtotal - traditional	306.8	296.4	289.4
Interest-sensitive (all renewal)	.2	.2	.2
Total life insurance	307.0	296.6	289.6
Health (all renewal):
Medicare supplement	1.2	1.5	1.9
Other health	.1	.2	.1
Total health	1.3	1.7	2.0
Collections on insurance products:
Total first-year premium collections on insurance products	51.7	46.9	50.1
Total renewal premium collections on insurance products	256.6	251.4	241.5
Total collections on insurance products	$308.3	$298.3	$291.6

Life products in this segment are sold primarily to the senior market. Life premiums collected in this segment increased 3.5 percent, to $307.0 million, in 2019 and 2.4 percent, to $296.6 million, in 2018. Premiums collected reflect both recent sales activity and steady persistency.

Health products include Medicare supplement and other insurance products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management. We do not currently market these products through this segment.

Long-term care in run-off (dollars in millions)

	2019	2018	2017
Premiums collected by product:
Health:
Long-term care (renewal)	$13.5	$145.8	$205.2

The Long-term care in run-off segment only includes the premiums collected from: (i) the long-term care business that was recaptured due to the termination of certain reinsurance agreements effective September 30, 2016 (such business is not actively marketed and was issued or acquired by Washington National and BCLIC); and (ii) certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded in September 2018 (such business was not actively marketed and was issued by Bankers Life). Such collected premiums have decreased as the legacy long-term care business was ceded under a 100% indemnity coinsurance agreement in September 2018.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active strategic asset allocation and investment management. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 89 percent of our $25.6 billion investment portfolio at December 31, 2019. The remainder of the invested assets was trading securities, investments held by VIEs, COLI, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2019 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$21,295.2	83%
Equity securities	44.1	—
Mortgage loans	1,566.1	6
Policy loans	124.5	—
Trading securities	243.9	1
Investments held by variable interest entities	1,188.6	5
Company-owned life insurance	194.0	1
Other invested assets	924.5	4
Total investments	$25,580.9	100%

The following table summarizes investment yields earned over the past three years on the general account invested assets of our insurance subsidiaries. General account investments exclude the value of options.

	2019	2018	2017
	(dollars in millions)
Weighted average general account invested assets at amortized cost	$21,986.0	$23,668.0	$23,819.5
Net investment income on general account invested assets	1,112.9	1,282.8	1,290.3
Yield earned	5.06%	5.42%	5.42%

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

Fixed Maturities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2019 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Asset-backed securities	$2,520.3	11.8%	$2.0	9.4%
States and political subdivisions	2,246.7	10.5	1.5	6.9
Commercial mortgage-backed securities	1,887.0	8.9	1.0	4.9
Banks	1,532.3	7.2	.2	.8
Insurance	1,430.1	6.7	1.0	4.6
Utilities	1,407.2	6.6	—	—
Healthcare/pharmaceuticals	1,182.0	5.5	.6	2.8
Collateralized mortgage obligations	1,003.6	4.7	.8	3.8
Energy	932.1	4.4	4.3	20.4
Food/beverage	853.2	4.0	.4	1.8
Brokerage	655.8	3.1	.1	.5
Technology	642.1	3.0	.3	1.4
Transportation	528.0	2.5	1.0	4.8
Cable/media	512.7	2.4	.5	2.4
Real estate/REITs	448.2	2.1	—	—
Telecom	417.8	2.0	—	—
Collateralized debt obligations	400.8	1.9	3.4	16.1
Capital goods	361.2	1.7	.1	.7
Chemicals	354.6	1.7	.1	.6
Aerospace/defense	232.0	1.1	—	—
U.S. Treasury and Obligations	204.6	1.0	.1	.3
Other	1,542.9	7.2	3.7	17.8
Total fixed maturities, available for sale	$21,295.2	100.0%	$21.1	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2019 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Energy	$—	$2.5	$1.8	$—	$4.3
Collateralized debt obligations	3.4	—	—	—	3.4
Asset-backed securities	1.0	.2	.8	—	2.0
States and political subdivisions	1.3	.2	—	—	1.5
Consumer products	1.0	.1	—	—	1.1
Commercial mortgage-backed securities	.9	.1	—	—	1.0
Autos	—	.7	.3	—	1.0
Transportation	—	1.0	—	—	1.0
Insurance	—	1.0	—	—	1.0
Other	1.0	2.2	1.0	.6	4.8
Total fixed maturities, available for sale	$8.6	$8.0	$3.9	$.6	$21.1

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2019, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$1,747.6	$1,796.9	9%
AA	2,148.4	2,407.4	11
A	5,681.2	6,455.2	30
BBB+	2,188.8	2,514.8	12
BBB	3,520.8	3,916.6	18
BBB-	2,044.6	2,179.5	10
Investment grade	17,331.4	19,270.4	90
BB+	233.1	241.3	1
BB	274.6	284.1	2
BB-	241.7	251.9	1
B+ and below	1,098.7	1,247.5	6
Below-investment grade	1,848.1	2,024.8	10
Total fixed maturity securities	$19,179.5	$21,295.2	100%

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the historical and recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. If evidence does not exist to support a realizable value equal to or greater than the amortized cost of the investment, and such decline in fair value is determined to be other than temporary, we reduce the amortized cost to its fair value, which becomes the new cost basis. We report the amount of the reduction as a realized loss. We recognize any recovery of such reductions as investment income over the remaining life of the investment (but only to the extent our current valuations indicate such amounts will ultimately be collected), or upon the repayment of the investment. During 2019, we recognized net realized investment gains of $28.2 million, which were comprised of: (i) $20.2 million of net gains from the sales of investments; (ii) $5.1 million of losses on the dissolution of a VIE; (iii) $11.9 million of gains related to equity securities, including the change in fair value; (iv) the increase in fair value of certain fixed maturity investments with embedded derivatives of $8.3 million; (v) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $5.3 million; and (vi) $12.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During 2019, we sold $971.2 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $55.5 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

Our investment portfolio is subject to the risk of declines in realizable value. However, we attempt to mitigate this risk through the diversification and active management of our portfolio.

As of December 31, 2019, we had $6.9 million of fixed maturity securities and mortgage loans that were in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

When a security defaults or securities (other than structured securities) are other-than-temporarily impaired, our policy is to discontinue the accrual of interest and eliminate all previous interest accruals, if we determine that such amounts will not be ultimately realized in full.

Other Investments

At December 31, 2019, we held commercial mortgage loan investments with a carrying value of $1,453.8 million (or 5.7 percent of total invested assets) and a fair value of $1,538.9 million. We had one mortgage loan that was in the process of foreclosure at December 31, 2019. During 2019, 2018 and 2017, we recognized nil, $2.1 million and $5.2 million, respectively, of impairments on commercial mortgage loans. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. Approximately 13 percent, 12 percent, 8 percent, 6 percent and 6 percent of the mortgage loan balance were on properties located in California, Texas, Maryland, Georgia and North Carolina, respectively. No other state comprised greater than five percent of the mortgage loan balance. At December 31, 2019, we held residential mortgage loan investments with a carrying value of $112.3 million and a fair value of $112.5 million.

The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2019 (dollars in millions):

	Number of loans	Carrying value
Retail	64	$252.4
Industrial	36	306.6
Multi-family	32	485.9
Office building	27	245.8
Other	21	163.1
Total commercial mortgage loans	180	$1,453.8

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2019 (dollars in millions):

	Number of loans	Carrying value
Under $5 million	67	$150.1
$5 million but less than $10 million	58	392.7
$10 million but less than $20 million	43	627.5
Over $20 million	12	283.5
Total commercial mortgage loans	180	$1,453.8

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2019 (dollars in millions):

	Number of loans	Carrying value
2020	5	$7.4
2021	6	10.4
2022	13	85.4
2023	13	157.5
2024	22	209.9
after 2024	121	983.2
Total commercial mortgage loans	180	$1,453.8

The following table provides the carrying value and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2019 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$1,065.5	$1,127.4	$2,708.0
60% to less than 70%	229.1	242.6	360.3
70% to less than 80%	117.6	123.7	160.8
80% to less than 90%	41.6	45.2	48.4
Total	$1,453.8	$1,538.9	$3,277.5

________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2019, we held $243.9 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities and certain reinsurance agreements; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities and certain reinsurance agreements is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include options backing our fixed index annuity and life insurance products, COLI, FHLB common stock and certain nontraditional investments, including investments in limited partnerships, hedge funds and real estate investments held for sale.

At December 31, 2019, we held investments with an amortized cost of $1,206.3 million and an estimated fair value of $1,188.6 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

CONSOLIDATED FINANCIAL CONDITION

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2019 and December 31, 2018, primarily reflect: (i) our net income for 2019; (ii) changes in the fair value of our fixed maturity securities, available for sale; and (iii) payments to repurchase common stock of $252.3 million.

Our capital structure as of December 31, 2019 and December 31, 2018 was as follows (dollars in millions):

	December 31, 2019	December 31, 2018
Total capital:
Corporate notes payable	$989.1	$916.8
Shareholders’ equity:
Common stock	1.5	1.6
Additional paid-in capital	2,767.3	2,995.0
Accumulated other comprehensive income	1,372.5	177.7
Retained earnings	535.7	196.6
Total shareholders’ equity	4,677.0	3,370.9
Total capital	$5,666.1	$4,287.7

The following table summarizes certain financial ratios as of and for the years ended December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Book value per common share	$31.58	$20.78
Book value per common share, excluding accumulated other comprehensive income (a)	22.32	19.69
Debt to total capital ratios:
Corporate debt to total capital	17.5%	21.4%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	23.0%	22.3%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2019, were as follows (dollars in millions):

		Payment due in
	Total	2020	2021-2022	2023-2024	Thereafter
Insurance liabilities (a)	$54,353.5	$3,184.4	$7,001.2	$6,318.2	$37,849.7
Notes payable (b)	1,395.7	53.1	106.2	105.0	1,131.4
Investment borrowings (c)	1,745.4	58.5	942.1	727.0	17.8
Borrowings related to variable interest entities (d)	1,363.4	44.3	209.2	711.4	398.5
Postretirement plans (e)	261.8	7.6	16.0	17.2	221.0
Operating leases	76.2	23.9	34.6	15.7	2.0
Commitments to purchase/fund investments	102.3	102.3	—	—	—
Other contractual commitments (f)	251.6	89.0	103.2	59.4	—
Total	$59,549.9	$3,563.1	$8,412.5	$7,953.9	$39,620.4

________________

(a)
These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $24.4 billion included in our consolidated balance sheet as of December 31, 2019. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)
Includes projected interest payments based on interest rates, as applicable, as of December 31, 2019. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)	These borrowings represent collateralized borrowings from the FHLB.

(d)	These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2019.

(e)	Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 3.25 percent.

(f)	Includes obligations to third parties for information technology services, software maintenance and license agreements, consulting services and sponsorship agreements.

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
Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2019, the carrying value of the FHLB common stock was $71.0 million.  As of December 31, 2019, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2019, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 408 percent at December 31, 2019, up from 393 percent at December 31, 2018. The ratio at December 31, 2019 reflects asset reallocation activities that increased the quality of our investment portfolio and reduced our equity-type investments. For example, we reduced our allocation of fixed maturity investments rated 2 by the NAIC to 39 percent of the portfolio at December 31, 2019 from 45 percent at December 31, 2018, and sold a significant portion of our equity securities in 2019. In 2019, our estimated consolidated statutory net income was $291.4 million and insurance company dividends of $186.3 million were paid to the holding company. Statutory net income in 2019 includes a $46.0 million tax benefit to be received from CNO (resulting from the implementation of a tax planning strategy). Such amount is offset by an accrued dividend of $46.0 million payable to the non-life parent of the insurance subsidiaries. Accordingly, there was no impact on capital and surplus in 2019 related to these transactions.

During 2019, the financial statements of two of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Washington National and BCLIC were $123.0 million and $39.5 million, respectively, at December 31, 2019. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, S&P, Fitch and Moody's and are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On January 29, 2020, A.M. Best affirmed its "A-" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings remain stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2019, CNO, CDOC and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $186.7 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2019	2018	2017
Net dividends (contributions) from/to insurance subsidiaries	$186.3	$(51.1)	$357.7
Surplus debenture interest	59.9	58.2	56.8
Fees for services provided pursuant to service agreements	115.5	108.9	108.1
Total dividends and other distributions paid by insurance subsidiaries	$361.7	$116.0	$522.6

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In 2019, our insurance subsidiaries paid dividends to CDOC totaling $186.3 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 346 percent at December 31, 2019.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2019, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$198.1	(a)
Colonial Penn	(349.6)	(b)
____________________

(a)
Bankers Life paid dividends of $155.0 million to CLTX in 2019. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.

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

On June 12, 2019, the Company executed the Indenture, dated as of June 12, 2019 and the First Supplemental Indenture, dated as of June 12, 2019, between the Company and U.S. Bank National Association, as trustee (the "Trustee") pursuant to which the Company issued $500.0 million aggregate principal amount of 5.250% Senior Notes due 2029 (the "2029 Notes").

The Company used the net proceeds from the offering of the 2029 Notes to: (i) repay all amounts outstanding under its existing Revolving Credit Agreement; (ii) redeem and satisfy and discharge all of its outstanding 4.500% Senior Notes due May 2020; and (iii) pay fees and expenses related to the foregoing. The remaining proceeds were used for general corporate purposes. The following table sets forth the sources and uses of cash from the transaction (dollars in millions):

Sources:
2029 Notes	$500.0

Uses:
Repayment of Revolving Credit Agreement	$100.0
Repayment of 2020 Notes, including redemption premium	331.1
Accrued interest	.6
Debt issuance costs	5.8
General corporate purposes	62.5
Total uses	$500.0

On October 13, 2017, the Company entered into the Amendment Agreement with respect to its Revolving Credit Agreement. The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. As described above, all amounts outstanding under the Revolving Credit Agreement were repaid in connection with the issuance of the 2029 Notes. There were no amounts outstanding under the Revolving Credit Agreement at December 31, 2019.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2020	$—		$53.1
2021	—		53.1
2022	—	(b)	53.1
2023	—		52.5
2024	—		52.5
2025 and thereafter	1,000.0		131.4
	$1,000.0		$395.7
_________________________

(a)	Based on interest rates as of December 31, 2019.

(b)	The maturity date of the Revolving Credit Agreement is October 13, 2022.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In 2019, we generated $287 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investment opportunities to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of the securities we repurchase (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In 2019, we repurchased 15.4 million shares of common stock for $252.3 million under our securities repurchase program. The Company had remaining repurchase authority of $532.3 million as of December 31, 2019. Also, in the second quarter of 2019, the Company purchased WBD (as further described in the note to the consolidated financial statements entitled "Business and Basis of Presentation") utilizing $66.7 million of free cash flow.

In 2019, 2018 and 2017, dividends declared on common stock totaled $67.2 million ($0.43 per common share), $65.1 million ($0.39 per common share) and $59.6 million ($0.35 per common share), respectively. In May 2019, the Company increased its quarterly common stock dividend to $0.11 per share from $0.10 per share.

On January 29, 2020, A.M. Best affirmed its "bbb-" issuer credit and senior unsecured debt ratings. The outlook for these ratings remain stable. In A.M. Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2019, approximately 20 percent of our total insurance liabilities, or approximately $4.9 billion, could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2019, approximately 17 percent of our insurance liabilities had interest rates that may be reset annually; 49 percent had a fixed explicit interest rate for the duration of the contract; 31 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates. At December 31, 2019, the weighted average yield, computed on the cost basis of our fixed maturity portfolio, was 4.8 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.5 percent. Refer to "Part 1 - Item 1A. Risk Factors - Potential continuation of a low interest rate environment for an extended period of time may negatively impact our results of operations, financial position and cash flows" for additional information on interest rate risks.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2019, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.6 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $335 million if interest rates were to increase by 10 percent from their levels at December 31, 2019. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

Our investment in options backing our equity-linked products is closely matched with our obligation to fixed index annuity holders. Fair value changes associated with that investment are substantially offset by an increase or decrease in the amounts added to policyholder account liabilities for fixed index products.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CNO Financial Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of CNO Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Embedded Derivatives Associated with Fixed Index Annuity Products
As described in Notes 2 and 4 to the consolidated financial statements, the Company issues fixed index annuity products, which provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period. The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. As of December 31, 2019, the value of embedded derivatives associated with fixed index annuity products is $1.6 billion, which is included in policyholder account liabilities. The accounting requirement is to record these embedded derivatives at estimated fair value. The value of the embedded derivatives is determined based on the present value of the estimated discounted future options costs. As described by management, in estimating the fair value of the embedded derivatives associated with fixed index annuity products, management used significant unobservable inputs with respect to projected portfolio yields, discount rates and surrender rates. The discount rate is based on risk-free rates adjusted for management’s non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement.
The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives associated with fixed index annuity products is a critical audit matter are there was significant judgment by management in estimating the fair value of embedded derivatives, specifically the significant unobservable inputs to the discount rate, which included management’s non-performance risk and risk margins for non-capital market inputs. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s discount rate assumption. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of embedded derivatives associated with fixed index annuity products, including controls over the Company’s development of the significant assumption. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the fair value of the embedded derivatives associated with fixed index annuities. This included testing the completeness and accuracy of the data provided by management, evaluating the appropriateness of the valuation method and the reasonableness of the discount rate assumption. Evaluating the significant assumption related to the discount rate involved evaluating whether management’s non-performance risk and risk margins for non-capital market significant unobservable inputs were reasonable considering relevant macroeconomic conditions, consistency with external market and industry data, and current and past policyholder experience.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 25, 2020

We have served as the Company’s auditor since 1983.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2019 and 2018
(Dollars in millions)

ASSETS

	2019	2018

Investments:
Fixed maturities, available for sale, at fair value (amortized cost: 2019 - $19,179.5; 2018 - $18,107.8)	$21,295.2	$18,447.7
Equity securities at fair value (cost: 2019 - $44.2; 2018 - $319.8)	44.1	291.0
Mortgage loans	1,566.1	1,602.1
Policy loans	124.5	119.7
Trading securities	243.9	233.1
Investments held by variable interest entities	1,188.6	1,468.4
Other invested assets	1,118.5	833.4
Total investments	25,580.9	22,995.4
Cash and cash equivalents - unrestricted	580.0	594.2
Cash and cash equivalents held by variable interest entities	74.7	62.4
Accrued investment income	205.9	205.2
Present value of future profits	275.4	343.6
Deferred acquisition costs	1,215.5	1,322.5
Reinsurance receivables	4,785.7	4,925.4
Income tax assets, net	432.6	630.0
Assets held in separate accounts	4.2	4.4
Other assets	476.0	356.7
Total assets	$33,630.9	$31,439.8

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2019 and 2018
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2019	2018

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,132.3	$11,522.8
Future policy benefits	11,498.5	11,153.7
Liability for policy and contract claims	522.3	521.9
Unearned and advanced premiums	260.5	253.9
Liabilities related to separate accounts	4.2	4.4
Other liabilities	750.2	632.4
Investment borrowings	1,644.3	1,645.8
Borrowings related to variable interest entities	1,152.5	1,417.2
Notes payable – direct corporate obligations	989.1	916.8
Total liabilities	28,953.9	28,068.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2019 - 148,084,178; 2018 - 162,201,692)	1.5	1.6
Additional paid-in capital	2,767.3	2,995.0
Accumulated other comprehensive income	1,372.5	177.7
Retained earnings	535.7	196.6
Total shareholders' equity	4,677.0	3,370.9
Total liabilities and shareholders' equity	$33,630.9	$31,439.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2019, 2018 and 2017
(Dollars in millions, except per share data)

	2019	2018	2017
Revenues:
Insurance policy income	$2,480.8	$2,593.1	$2,647.3
Net investment income:
General account assets	1,105.2	1,279.7	1,285.4
Policyholder and other special-purpose portfolios	257.7	26.5	265.9
Realized investment gains (losses):
Net realized gains on the transfer of assets related to reinsurance transaction	—	363.4	—
Other net realized investment gains (losses), excluding impairment losses	40.6	(8.7)	77.4
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(12.4)	(2.6)	(21.9)
Portion of other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	(.9)
Net impairment losses recognized	(12.4)	(2.6)	(22.8)
Loss on dissolution of variable interest entity	—	—	(4.3)
Total realized gains	28.2	352.1	50.3
Fee revenue and other income	143.9	62.1	48.3
Total revenues	4,015.8	4,313.5	4,297.2
Benefits and expenses:
Insurance policy benefits	2,417.0	2,278.6	2,602.7
Loss related to reinsurance transactions	—	1,067.6	—
Interest expense	152.3	149.8	123.7
Amortization	232.1	264.3	239.3
Loss on extinguishment of debt	7.3	—	—
Loss on extinguishment of borrowings related to variable interest entities	—	3.8	9.5
Other operating costs and expenses	932.9	814.2	841.5
Total benefits and expenses	3,741.6	4,578.3	3,816.7
Income (loss) before income taxes	274.2	(264.8)	480.5
Income tax expense (benefit):
Tax expense (benefit) on period income	58.5	(57.6)	162.8
Valuation allowance for deferred tax assets and other tax items	(193.7)	107.8	142.1
Net income (loss)	$409.4	$(315.0)	$175.6
Earnings per common share:
Basic:
Weighted average shares outstanding	156,040,000	165,457,000	170,025,000
Net income (loss)	$2.62	$(1.90)	$1.03
Diluted:
Weighted average shares outstanding	157,148,000	165,457,000	172,144,000
Net income (loss)	$2.61	$(1.90)	$1.02

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2019, 2018 and 2017
(Dollars in millions)

	2019	2018	2017
Net income (loss)	$409.4	$(315.0)	$175.6
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	1,830.2	(1,579.9)	959.3
Amortization of present value of future profits and deferred acquisition costs	(165.6)	125.5	(29.7)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(133.0)	512.0	(310.5)
Reclassification adjustments:
For net realized investment gains (losses) included in net income (loss)	(6.3)	(356.9)	(40.2)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income (loss)	.6	(.4)	1.0
Other comprehensive income (loss) before tax	1,525.9	(1,299.7)	579.9
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(331.1)	281.6	(195.6)
Other comprehensive income (loss), net of tax	1,194.8	(1,018.1)	384.3
Comprehensive income (loss)	$1,604.2	$(1,333.1)	$559.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2016	173,754	$1.7	$3,212.1	$622.4	$650.7	$4,486.9
Cumulative effect of accounting change	—	—	.9	—	(.6)	.3
Balance, January 1, 2017	173,754	1.7	3,213.0	622.4	650.1	4,487.2
Net income	—	—	—	—	175.6	175.6
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $194.4)	—	—	—	382.1	—	382.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.2)	—	—	—	2.2	—	2.2
Reclassification of stranded income tax effects from the Tax Cuts and Jobs Act	—	—	—	205.4	(205.4)	—
Common stock repurchased	(7,808)	—	(167.1)	—	—	(167.1)
Dividends on common stock	—	—	—	—	(59.9)	(59.9)
Employee benefits plans, net of shares used to pay tax withholdings	912	—	27.4	—	—	27.4
Balance, December 31, 2017	166,858	1.7	3,073.3	1,212.1	560.4	4,847.5
Cumulative effect of accounting change	—	—	—	(16.3)	16.3	—
Balance, January 1, 2018	166,858	1.7	3,073.3	1,195.8	576.7	4,847.5
Net loss	—	—	—	—	(315.0)	(315.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $281.3)	—	—	—	(1,017.0)	—	(1,017.0)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.3)	—	—	—	(1.1)	—	(1.1)
Common stock repurchased	(5,486)	(.1)	(100.8)	—	—	(100.9)
Dividends on common stock	—	—	—	—	(65.1)	(65.1)
Employee benefits plans, net of shares used to pay tax withholdings	830	—	22.5	—	—	22.5
Balance, December 31, 2018	162,202	1.6	2,995.0	177.7	196.6	3,370.9
Cumulative effect of accounting change	—	—	—	—	(3.1)	(3.1)
Balance, January 1, 2019	162,202	1.6	2,995.0	177.7	193.5	3,367.8
Net income	—	—	—	—	409.4	409.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $331.1)	—	—	—	1,194.9	—	1,194.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of less than $.1)	—	—	—	(.1)	—	(.1)
Common stock repurchased	(15,408)	(.1)	(252.2)	—	—	(252.3)
Dividends on common stock	—	—	—	—	(67.2)	(67.2)
Employee benefits plans, net of shares used to pay tax withholdings	1,290	—	24.5	—	—	24.5
Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2019, 2018 and 2017
(Dollars in millions)

	2019	2018	2017
Cash flows from operating activities:
Insurance policy income	$2,326.0	$2,433.4	$2,483.2
Net investment income	1,122.3	1,321.2	1,256.3
Fee revenue and other income	132.6	62.1	48.3
Insurance policy benefits	(1,630.1)	(1,910.7)	(1,973.1)
Payment to reinsurer pursuant to long-term care business reinsured	—	(365.0)	—
Interest expense	(151.2)	(141.1)	(120.5)
Deferrable policy acquisition costs	(288.7)	(261.8)	(236.1)
Other operating costs	(816.6)	(788.5)	(747.4)
Income taxes	2.4	(31.8)	(77.4)
Net cash from operating activities	696.7	317.8	633.3
Cash flows from investing activities:
Sales of investments	2,899.2	3,210.2	2,460.7
Maturities and redemptions of investments	2,237.7	2,469.0	3,324.6
Purchases of investments	(5,576.4)	(6,205.8)	(6,141.0)
Net sales (purchases) of trading securities	(14.1)	25.9	108.9
Other	(102.0)	(25.0)	(23.4)
Net cash used by investing activities	(555.6)	(525.7)	(270.2)
Cash flows from financing activities:
Issuance of notes payable, net	494.2	—	—
Payments on notes payable	(425.0)	—	—
Expenses related to extinguishment of debt	(6.1)	—	—
Issuance of common stock	9.2	3.9	8.3
Payments to repurchase common stock	(254.5)	(108.0)	(168.3)
Common stock dividends paid	(67.1)	(64.8)	(59.6)
Amounts received for deposit products	1,743.1	1,588.5	1,445.9
Withdrawals from deposit products	(1,363.9)	(1,312.3)	(1,232.6)
Issuance of investment borrowings:
Federal Home Loan Bank	536.8	150.0	432.0
Related to variable interest entities	—	277.6	981.6
Payments on investment borrowings:
Federal Home Loan Bank	(538.2)	(150.9)	(432.7)
Related to variable interest entities and other	(271.5)	(276.8)	(1,248.6)
Net cash provided (used) by financing activities	(143.0)	107.2	(274.0)
Net increase (decrease) in cash and cash equivalents	(1.9)	(100.7)	89.1
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	656.6	757.3	668.2
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$654.7	$656.6	$757.3

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

In addition, we recognized advisory and legal expenses of approximately $2.2 million in connection with the acquisition. The business of WBD is included in the Washington National segment.

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

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed index annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); (iii) investments in the common stock of the Federal Home Loan Bank ("FHLB"); and (iv) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and hedge funds which are accounted for using the equity method. In accounting for limited partnerships and hedge funds, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is one to three months prior to the end of our reporting period.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The recognition of fee revenue and the distribution expenses paid to our agents results from approval of an application by the third-party insurance companies, which we define as our customers. We recognize revenue and distribution fees related to these sales in accordance with the new revenue recognition guidance which was effective January 1, 2018 (see "Recently Issued Accounting Standards - Adopted Accounting Standards" below). This guidance requires us to recognize the net lifetime revenue expected to be earned on these sales, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Prior to the fourth quarter of 2019, our revenue recognition was constrained due to the limited historical data available. In the fourth quarter of 2019, we had accumulated additional historical data with respect to some Medicare Advantage plan sales, and certain assumptions and constraints related to our revenue recognition were updated to reflect this change in estimate. To the extent we make changes to the assumptions we use to calculate revenue on these products, we will recognize the impact of the changes in the period in which the change is made.

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

The cost of reinsurance ceded totaled $260.6 million, $144.5 million and $105.0 million in 2019, 2018 and 2017, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $439.8 million, $173.5 million and $88.6 million in 2019, 2018 and 2017, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $25.1 million, $28.0 million and $30.4 million in 2019, 2018 and 2017, respectively. Insurance policy benefits related to reinsurance assumed totaled $36.4 million, $36.4 million and $44.7 million in 2019, 2018 and 2017, respectively.

On September 27, 2018, the Company completed a long-term care reinsurance transaction pursuant to which its wholly-owned subsidiary, Bankers Life, entered into an agreement with Wilton Reassurance Company ("Wilton Re") to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. Bankers Life paid a ceding commission of $825 million to reinsure the block, funded through excess capital in the insurance subsidiaries and at the holding company. Bankers Life transferred to Wilton Re assets equal to the statutory liabilities supporting the block plus the ceding commission (subject to a customary post-closing adjustment). CNO recognized a charge related to the transaction of $661.1 million, net of taxes and gains recognized on the assets transferred to Wilton Re. The charge is primarily attributable to loss recognition on the block due to the ceding commission.

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

At December 31, 2019, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $578.2 million (classified as other invested assets).  At December 31, 2019, we had unfunded commitments to these partnerships and hedge funds totaling $102.3 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment borrowings

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  New guidance effective January 1, 2018, requiring equity investments to be measured at fair value (as described in the section of this note entitled "Recently Issued Accounting Standards - Adopted Accounting Standards") does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, our investment in the FHLB common stock is classified as other invested assets. At December 31, 2019, the carrying value of the FHLB common stock was $71.0 million.  As of December 31, 2019, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2019, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2019
$21.7	June 2020	Fixed rate – 1.960%
100.0	July 2021	Variable rate – 2.536%
100.0	July 2021	Variable rate – 2.521%
57.7	August 2021	Variable rate – 2.421%
28.0	August 2021	Fixed rate – 2.550%
125.0	August 2021	Variable rate – 2.272%
50.0	September 2021	Variable rate – 2.457%
22.0	May 2022	Variable rate – 2.257%
100.0	May 2022	Variable rate – 2.235%
10.0	June 2022	Variable rate – 2.499%
50.0	July 2022	Variable rate – 2.354%
50.0	July 2022	Variable rate – 2.316%
50.0	July 2022	Variable rate – 2.316%
50.0	August 2022	Variable rate – 2.284%
50.0	December 2022	Variable rate – 2.214%
50.0	December 2022	Variable rate – 2.214%
23.2	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 2.130%
100.0	July 2023	Variable rate – 2.127%
50.0	February 2024	Variable rate – 2.213%
50.0	May 2024	Variable rate – 2.215%
21.8	May 2024	Variable rate – 2.265%
100.0	May 2024	Variable rate – 2.290%
50.0	May 2024	Variable rate – 2.335%
75.0	June 2024	Variable rate – 2.271%
100.0	July 2024	Variable rate – 2.395%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – 2.314%
15.0	July 2024	Variable rate – 2.378%
25.0	September 2024	Variable rate – 2.422%
19.9	June 2025	Fixed rate – 2.940%
$1,644.3

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2019, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $3.6 million.

Interest expense of $46.2 million, $41.9 million and $27.0 million in 2019, 2018 and 2017, respectively, was recognized related to total borrowings from the FHLB.

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

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $24.9 million, $11.6 million and $2.0 million during 2019, 2018 and 2017, respectively.  Amounts amortized totaled $7.7 million, $10.6 million and $8.9 million during 2019, 2018 and 2017, respectively.  The unamortized balance of deferred sales inducements was $60.7 million and $43.5 million at December 31, 2019 and 2018, respectively.

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

Recently Issued Accounting Standards

Pending Accounting Standards

In June 2016, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses on available for sale debt securities should be measured in a manner similar to current GAAP. However, the guidance requires that credit losses be presented as an allowance rather than as a writedown. The guidance will be effective for the Company on January 1, 2020. The cumulative effect associated with the adoption of this guidance is expected to reduce retained earnings by approximately $18 million on January 1, 2020. This impact is attributable to recognizing the allowance for losses (primarily related to mortgage loans and the commercial bank loans held by VIEs), net of the related increase in deferred tax assets. Refer to note 17, "Investments in Variable Interest Entities," for additional information about the VIEs and the Company's limited financial obligation to these entities.

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

In August 2018, the FASB issued authoritative guidance that makes targeted improvements to the accounting for long-duration contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

unavailable. In October 2019, the FASB approved a delay for the effective date of the adoption of this guidance by one year (until January 1, 2022). The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

Adopted Accounting Standards

In February 2016, the FASB issued authoritative guidance related to accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of future lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance was effective for the Company on January 1, 2019. Based on lease contracts in effect at January 1, 2019, the impact of implementation of the new leasing guidance was the recognition of a "right to use" asset (included in other assets) and a "lease liability" (included in other liabilities) of $72 million and there was no cumulative effect adjustment to retained earnings as of January 1, 2019. The Company elected to apply practical expedients related to the adoption of the new guidance including: not reassessing whether a contract includes an embedded lease at adoption; not reassessing the previously determined classification of a lease as operating or capital; not reassessing our previously recorded initial direct costs; election of an accounting policy that permits inclusion of both the lease and non-lease components as a single component and account for it as a lease; and election of an accounting policy to exclude lease accounting requirements for leases that have terms of less than twelve months. Refer to the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Leases and Certain Other Long-Term Commitments" for additional disclosures.

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

In May 2014, the FASB issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was effective for the Company on January 1, 2018. The adoption of this new guidance impacted the timing of certain revenues and expenses between quarters of a calendar year for various distribution and marketing agreements with other insurance companies pursuant to which Bankers Life's career agents distribute third party products including prescription drug and Medicare Advantage plans. See "Accounting for Certain Marketing Agreements" above, for a description of our accounting under this standard. Furthermore, we recognized distribution expenses in the same period that the associated fee revenue was earned. Periods prior to the January 1, 2018 adoption date were not restated to reflect the new guidance.

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

(vii)	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity's other deferred tax assets.

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

In August 2016, the FASB issued authoritative guidance related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues including debt prepayment or debt extinguishment costs, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, and others. The guidance was effective for the Company on January 1, 2018. The adoption of this guidance resulted in reclassifications to certain cash receipts and payments within our consolidated statement of cash flows, but had no impact on our consolidated financial position, results of operations or cash flows. Periods prior to the January 1, 2018 adoption date were restated to reflect the new guidance.

In November 2016, the FASB issued authoritative guidance to address the diversity in practice that currently exists regarding the classification and presentation of changes in restricted cash on the statement of cash flows. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Entities are also required to disclose information about the nature of their restricted cash and restricted cash equivalents. Additionally, if cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item in the statement of financial position, entities will be required to present a reconciliation, either on the face of the statement of cash flows or disclosed in the notes, of the totals in the statement of cash flows to the related line item captions in the statement of financial position. The guidance was effective for the Company on January 1, 2018. The adoption of this guidance impacted the presentation of our consolidated statement of cash flows and related cash flow disclosures, but did not have an impact on our consolidated financial position, results of operations or cash flows. Periods prior to the January 1, 2018 adoption date were restated to reflect the new guidance.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2019, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade (a):
Corporate securities	$10,802.6	$1,516.0	$(8.7)	$12,309.9	$—
United States Treasury securities and obligations of United States government corporations and agencies	161.4	43.3	(.1)	204.6	—
States and political subdivisions	2,002.1	246.1	(1.5)	2,246.7	—
Debt securities issued by foreign governments	82.6	13.0	—	95.6	—
Asset-backed securities	1,493.2	43.4	(1.2)	1,535.4	—
Collateralized debt obligations	404.1	.1	(3.4)	400.8	—
Commercial mortgage-backed securities	1,732.2	72.3	(1.0)	1,803.5	—
Mortgage pass-through securities	1.2	.1	—	1.3	—
Collateralized mortgage obligations	652.0	21.3	(.7)	672.6	(.2)
Total investment grade fixed maturities, available for sale	17,331.4	1,955.6	(16.6)	19,270.4	(.2)
Below-investment grade (a) (b):
Corporate securities	600.9	28.1	(3.6)	625.4	—
Asset-backed securities	867.3	118.4	(.8)	984.9	—
Commercial mortgage-backed securities	80.5	3.0	—	83.5	—
Collateralized mortgage obligations	299.4	31.7	(.1)	331.0	(.1)
Total below-investment grade fixed maturities, available for sale	1,848.1	181.2	(4.5)	2,024.8	(.1)
Total fixed maturities, available for sale	$19,179.5	$2,136.8	$(21.1)	$21,295.2	$(.3)
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2019 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$11,020.8	$12,289.0	57.7%
2	7,394.7	8,213.8	38.6
Total NAIC 1 and 2 (investment grade)	18,415.5	20,502.8	96.3
3	596.4	620.3	2.9
4	157.3	161.8	.8
5	1.1	1.1	—
6	9.2	9.2	—
Total NAIC 3,4,5 and 6 (below-investment grade)	764.0	792.4	3.7
	$19,179.5	$21,295.2	100.0%

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
Below-investment grade:
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2019 and 2018, were as follows (dollars in millions):

	2019	2018
Net unrealized appreciation on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$1.1	$1.2
Net unrealized gains on all other fixed maturity securities, available for sale	2,095.3	271.3
Adjustment to present value of future profits (a)	(18.9)	(4.5)
Adjustment to deferred acquisition costs	(227.9)	(38.3)
Adjustment to insurance liabilities	(96.5)	(2.5)
Deferred income tax liabilities	(380.6)	(49.5)
Accumulated other comprehensive income	$1,372.5	$177.7
________

(a)	The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2019, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(12.2) million, $(26.8) million, $(96.5) million and $29.4 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

At December 31, 2018, adjustments to the insurance liabilities and deferred tax assets included $(2.5) million and $.5 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

Below-Investment Grade Securities

At December 31, 2019, the amortized cost of the Company's below-investment grade fixed maturity securities was $1,848.1 million, or 9.6 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,024.8 million, or 110 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$282.2	$286.0
Due after one year through five years	1,082.2	1,130.8
Due after five years through ten years	1,376.6	1,481.7
Due after ten years	10,908.6	12,583.7
Subtotal	13,649.6	15,482.2
Structured securities	5,529.9	5,813.0
Total fixed maturities, available for sale	$19,179.5	$21,295.2

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2019	2018	2017
General account assets:
Fixed maturities	$952.4	$1,100.3	$1,133.8
Equity securities	3.2	22.8	22.5
Mortgage loans	77.1	82.0	91.5
Policy loans	8.3	8.0	7.7
Other invested assets	72.5	79.2	47.2
Cash and cash equivalents	13.3	10.9	5.9
Policyholder and other special-purpose portfolios:
Trading securities (a)	8.9	8.5	12.8
Options related to fixed index products:
Option income (loss)	(21.2)	122.3	110.3
Change in value of options	173.1	(165.3)	52.2
Other special-purpose portfolios	96.9	61.0	90.6
Gross investment income	1,384.5	1,329.7	1,574.5
Less investment expenses	21.6	23.5	23.2
Net investment income	$1,362.9	$1,306.2	$1,551.3
_________________

(a)
Changes in the estimated fair value for trading securities still held as of the end of the respective years and included in net investment income were nil, nil and $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the carrying value of fixed maturities and mortgage loans that were non-income producing during 2019 totaled $1.0 million and $5.9 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2019	2018	2017
Fixed maturity securities, available for sale:
Gross realized gains on sale	$86.5	$65.7	$68.0
Gross realized losses on sale	(55.5)	(65.8)	(24.2)
Impairments:
Total other-than-temporary impairment losses	(9.4)	(.5)	(12.5)
Other-than-temporary impairment losses recognized in accumulated other comprehensive income	—	—	(.9)
Net impairment losses recognized	(9.4)	(.5)	(13.4)
Net realized investment gains (losses) from fixed maturities	21.6	(.6)	30.4
Equity securities, including change in fair value (a)	11.9	(38.2)	11.6
Mortgage loans	—	(1.3)	1.1
Impairments of other investments	(3.0)	(2.1)	(9.4)
Loss on dissolution of variable interest entities	(5.1)	—	(4.3)
Other (a) (b)	2.8	30.9	20.9
Net realized investment gains (losses) before net realized gains on the transfer of assets related to reinsurance transaction	28.2	(11.3)	50.3
Net realized gains on the transfer of assets related to reinsurance transaction	—	363.4	—
Net realized investment gains	$28.2	$352.1	$50.3

_________________

(a)
Changes in the estimated fair value of trading securities that we have elected the fair value option and equity securities (and are still held as of the end of the respective years) were $12.0 million, $(31.9) million and $12.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(b)
In April 2016, the Company announced that it had invested in a non-controlling minority interest in Tennenbaum Capital Partners, LLC ("TCP"), a Los Angeles-based investment management firm. In August 2018, Blackrock, Inc. announced the completion of its acquisition of TCP. The sale of our interest in TCP resulted in a significant portion of the net realized gains in 2018.

During 2019, we recognized net realized investment gains of $28.2 million, which were comprised of: (i) $20.2 million of net gains from the sales of investments; (ii) $5.1 million of losses on the dissolution of a VIE; (iii) $11.9 million of gains related to equity securities, including the change in fair value; (iv) the increase in fair value of certain fixed maturity investments with embedded derivatives of $8.3 million; (v) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $5.3 million; and (vi) $12.4 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

During 2019 and 2017, VIEs that were required to be consolidated were dissolved. We recognized losses of $5.1 million and $4.3 million during 2019 and 2017, respectively, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets.

During 2018, we recognized net realized investment gains of $352.1 million, which were comprised of: (i) $40.1 million of net gains from the sales of investments; (ii) $363.4 million of gains on the transfer of assets (substantially all of which were fixed maturities) related to a reinsurance transaction; (iii) $38.2 million of losses related to equity securities, including the change in fair value; (iv) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $5.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

million; (v) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $5.1 million; and (vi) $2.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At December 31, 2019, there were no fixed maturity investments in default.

During 2019, the $55.5 million of realized losses on sales of $971.2 million of fixed maturity securities, available for sale, included: (i) $48.1 million related to various corporate securities; (ii) $5.4 million related to collateralized debt obligations; and (iii) $2.0 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During 2019, we recognized $12.4 million of impairment losses recorded in earnings which included: (i) $9.4 million related to corporate securities due to issuer specific events; and (ii) $3.0 million related to commercial bank loans held by the VIEs.

During 2018, the $65.8 million of realized losses on sales of $1,295.8 million of fixed maturity securities, available for sale included: (i) $54.0 million related to various corporate securities; (ii) $4.1 million related to commercial mortgage-backed securities; (iii) $4.1 million related to asset-backed securities; and (iv) $3.6 million related to various other investments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments sold at a loss during 2019 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	8	$65.0	$48.9
Greater than 12 months prior to sale	1	6.1	4.0
	9	$71.1	$52.9

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

The remaining noncredit impairment, which is recorded in accumulated other comprehensive income, is the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represents changes in the market interest rates, current

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

market liquidity and risk premiums.  As of December 31, 2019, other-than-temporary impairments included in accumulated other comprehensive income totaled $.3 million (before taxes and related amortization).

Mortgage loans are impaired when it is probable that we will not collect the contractual principal and interest on the loan. We measure impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the years ended December 31, 2019, 2018 and 2017 (dollars in millions):

	Year ended
	December 31,
	2019	2018	2017
Credit losses on fixed maturity securities, available for sale, beginning of period	$(.2)	$(2.8)	$(5.5)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—	—
Less: credit losses on securities sold	—	2.6	4.7
Less: credit losses on securities impaired due to intent to sell (a)	—	—	—
Add: credit losses on previously impaired securities	—	—	(2.0)
Less: increases in cash flows expected on previously impaired securities	—	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.2)	$(.2)	$(2.8)
__________

(a)
Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.8	$2.8
Due after one year through five years	8.7	8.6
Due after five years through ten years	25.5	24.4
Due after ten years	503.2	490.5
Subtotal	540.2	526.3
Structured securities	1,084.9	1,077.7
Total	$1,625.1	$1,604.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2019 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.1	$(.7)	$2.4

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2019 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
United States Treasury securities and obligations of United States government corporations and agencies	$7.0	$(.1)	$3.5	$—	$10.5	$(.1)
States and political subdivisions	110.1	(1.5)	—	—	110.1	(1.5)
Debt securities issued by foreign governments	3.4	—	—	—	3.4	—
Corporate securities	305.5	(6.6)	96.8	(5.7)	402.3	(12.3)
Asset-backed securities	75.9	(.4)	83.8	(1.6)	159.7	(2.0)
Collateralized debt obligations	220.7	(1.1)	115.4	(2.3)	336.1	(3.4)
Commercial mortgage-backed securities	394.2	(1.0)	12.8	—	407.0	(1.0)
Collateralized mortgage obligations	146.0	(.7)	28.9	(.1)	174.9	(.8)
Total fixed maturities, available for sale	$1,262.8	$(11.4)	$341.2	$(9.7)	$1,604.0	$(21.1)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2019, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

Structured Securities

At December 31, 2019, fixed maturity investments included structured securities with an estimated fair value of $5.8 billion (or 27.3 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2019.

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

The amortized cost and estimated fair value of structured securities at December 31, 2019, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Pass-throughs, sequential and equivalent securities	$751.2	$794.1	3.7%
Planned amortization classes, target amortization classes and accretion-directed bonds	45.2	52.3	.3
Commercial mortgage-backed securities	1,812.7	1,887.0	8.9
Asset-backed securities	2,360.5	2,520.3	11.8
Collateralized debt obligations	404.1	400.8	1.9
Other	156.2	158.5	.7
Total structured securities	$5,529.9	$5,813.0	27.3%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Mortgage Loans

At December 31, 2019, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 13 percent, 12 percent, 8 percent, 6 percent and 6 percent of the commercial mortgage loan balance were on properties located in California, Texas, Maryland, Georgia and North Carolina, respectively. No other state comprised greater than five percent of the commercial mortgage loan balance. At December 31, 2019, there was one mortgage loan in process of foreclosure with a carrying value of $5.9 million. There were no other mortgage loans that were noncurrent at December 31, 2019. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. Accordingly, we measure potential losses on a loan-by-loan basis rather than establishing an allowance for losses on mortgage loans. At December 31, 2019, we held residential mortgage loan investments with a carrying value of $112.3 million and a fair value of $112.5 million.

The following table provides the carrying value and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2019 (dollars in millions):

		Estimated fair value
Loan-to-value ratio (a)	Carrying value	Mortgage loans	Collateral
Less than 60%	$1,065.5	$1,127.4	$2,708.0
60% to less than 70%	229.1	242.6	360.3
70% to less than 80%	117.6	123.7	160.8
80% to less than 90%	41.6	45.2	48.4
Total	$1,453.8	$1,538.9	$3,277.5
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the carrying value of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $39.6 million and $39.0 million at December 31, 2019 and 2018, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2019 and 2018.

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

At each reporting date, we classify assets and liabilities into the three input levels based on the lowest level of input that is significant to the measurement of fair value for each asset and liability reported at fair value.  This classification is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established, the characteristics specific to the transaction and overall market conditions.  Our assessment of the significance of a particular input to the fair value measurement and the ultimate classification of each asset and liability requires judgment and is subject to change from period to period based on the observability of the valuation inputs. Any transfers between levels

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

are reported as having occurred at the beginning of the period. There were no transfers between Level 1 and Level 2 in both 2019 and 2018.

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs, short-term and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Our Level 2 assets are valued as follows:

•Fixed maturities available for sale, equity securities and trading securities

Corporate securities are generally priced using market and income approaches. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity and credit spreads.

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

Asset-backed securities, collateralized debt obligations, commercial mortgage-backed securities, mortgage pass-through securities and collateralized mortgage obligations are generally priced using market and income approaches. Inputs generally consist of quoted prices in inactive markets, spreads on actively traded securities, expected prepayments, expected default rates, expected recovery rates and issue specific information including, but not limited to, collateral type, seniority and vintage.

Equity securities are generally priced using the market approach. Inputs generally consist of trades of identical or similar securities, quoted prices in inactive markets, issuer rating, benchmark yields, maturity and credit spreads.

•	Investments held by VIEs

Corporate securities are generally priced using market and income approaches using pricing vendors. Inputs generally consist of issuer rating, benchmark yields, maturity and credit spreads.

•	Other invested assets - derivatives

The fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, are determined based on the consideration of several inputs including closing exchange or over-the-counter market price quotes, time value and volatility factors underlying options, market interest rates and non-performance risk.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2019 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,756.5	$178.8	$12,935.3
United States Treasury securities and obligations of United States government corporations and agencies	—	204.6	—	204.6
States and political subdivisions	—	2,246.7	—	2,246.7
Debt securities issued by foreign governments	—	94.5	1.1	95.6
Asset-backed securities	—	2,507.7	12.6	2,520.3
Collateralized debt obligations	—	400.8	—	400.8
Commercial mortgage-backed securities	—	1,887.0	—	1,887.0
Mortgage pass-through securities	—	1.3	—	1.3
Collateralized mortgage obligations	—	1,003.6	—	1,003.6
Total fixed maturities, available for sale	—	21,102.7	192.5	21,295.2
Equity securities - corporate securities	31.3	4.5	8.3	44.1
Trading securities:
Asset-backed securities	—	80.1	—	80.1
Commercial mortgage-backed securities	—	105.5	12.5	118.0
Collateralized mortgage obligations	—	45.8	—	45.8
Total trading securities	—	231.4	12.5	243.9
Investments held by variable interest entities - corporate securities	—	1,188.6	—	1,188.6
Other invested assets - derivatives	—	203.8	—	203.8
Assets held in separate accounts	—	4.2	—	4.2
Total assets carried at fair value by category	$31.3	$22,735.2	$213.3	$22,979.8

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,565.4	$1,565.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2018 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,044.4	$158.6	$11,203.0
United States Treasury securities and obligations of United States government corporations and agencies	—	174.8	—	174.8
States and political subdivisions	—	1,867.8	—	1,867.8
Debt securities issued by foreign governments	—	58.5	1.0	59.5
Asset-backed securities	—	2,662.8	12.0	2,674.8
Collateralized debt obligations	—	322.8	—	322.8
Commercial mortgage-backed securities	—	1,518.0	—	1,518.0
Mortgage pass-through securities	—	1.6	—	1.6
Collateralized mortgage obligations	—	625.4	—	625.4
Total fixed maturities, available for sale	—	18,276.1	171.6	18,447.7
Equity securities - corporate securities	181.1	100.4	9.5	291.0
Trading securities:
Asset-backed securities	—	86.5	—	86.5
Commercial mortgage-backed securities	—	93.6	—	93.6
Collateralized mortgage obligations	—	53.0	—	53.0
Total trading securities	—	233.1	—	233.1
Investments held by variable interest entities - corporate securities	—	1,468.4	—	1,468.4
Other invested assets - derivatives	—	26.6	—	26.6
Assets held in separate accounts	—	4.4	—	4.4
Total assets carried at fair value by category	$181.1	$20,109.0	$181.1	$20,471.2

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,289.0	$1,289.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2019
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,651.4	$1,651.4	$1,566.1
Policy loans	—	—	124.5	124.5	124.5
Other invested assets:
Company-owned life insurance	—	194.0	—	194.0	194.0
Cash and cash equivalents:
Unrestricted	579.9	.1	—	580.0	580.0
Held by variable interest entities	74.7	—	—	74.7	74.7
Liabilities:
Policyholder account liabilities	—	—	12,132.3	12,132.3	12,132.3
Investment borrowings	—	1,647.9	—	1,647.9	1,644.3
Borrowings related to variable interest entities	—	1,142.1	—	1,142.1	1,152.5
Notes payable – direct corporate obligations	—	1,117.2	—	1,117.2	989.1

	December 31, 2018
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,624.5	$1,624.5	$1,602.1
Policy loans	—	—	119.7	119.7	119.7
Other invested assets:
Company-owned life insurance	—	171.7	—	171.7	171.7
Cash and cash equivalents:
Unrestricted	594.2	—	—	594.2	594.2
Held by variable interest entities	62.4	—	—	62.4	62.4
Liabilities:
Policyholder account liabilities	—	—	11,522.8	11,522.8	11,522.8
Investment borrowings	—	1,645.9	—	1,645.9	1,645.8
Borrowings related to variable interest entities	—	1,399.8	—	1,399.8	1,417.2
Notes payable – direct corporate obligations	—	896.3	—	896.3	916.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2019 (dollars in millions):

	December 31, 2019
	Beginning balance as of December 31, 2018	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2019	Amount of total gains (losses) for the year ended December 31, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$158.6	$(34.3)	$(4.6)	$12.9	$46.2	$—	$178.8	$(4.0)
Debt securities issued by foreign governments	1.0	—	—	.1	—	—	1.1	—
Asset-backed securities	12.0	(.6)	—	1.2	—	—	12.6	—
Total fixed maturities, available for sale	171.6	(34.9)	(4.6)	14.2	46.2	—	192.5	(4.0)
Equity securities - corporate securities	9.5	—	(1.2)	—	—	—	8.3	(1.2)
Trading securities - commercial mortgage-backed securities	—	—	1.6	.6	10.3	—	12.5	1.6
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,289.0)	(193.5)	(82.9)	—	—	—	(1,565.4)	(82.9)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts. The following summarizes such activity for the year ended December 31, 2019 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$20.1	$(54.4)	$—	$—	$(34.3)
Asset-backed securities	—	(.6)	—	—	(.6)
Total fixed maturities, available for sale	20.1	(55.0)	—	—	(34.9)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(154.9)	7.2	(138.0)	92.2	(193.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2018 (dollars in millions):

	December 31, 2018
	Beginning balance as of December 31, 2017	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2018	Amount of total gains (losses) for the year ended December 31, 2018 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$230.4	$(24.6)	$.2	$(5.3)	$12.7	$(54.8)	$158.6	$(.5)
Debt securities issued by foreign governments	3.9	(2.9)	(.1)	.1	—	—	1.0	—
Asset-backed securities	24.2	(11.5)	—	(.7)	—	—	12.0	—
Total fixed maturities, available for sale	258.5	(39.0)	.1	(5.9)	12.7	(54.8)	171.6	(.5)
Equity securities - corporate securities	21.2	(10.9)	(.8)	—	—	—	9.5	—
Investments held by variable interest entities - corporate securities	4.9	—	—	—	—	(4.9)	—	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,334.8)	(62.0)	107.8	—	—	—	(1,289.0)	107.8

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$32.4	$(57.0)	$—	$—	$(24.6)
Debt securities issued by foreign governments	3.0	(5.9)	—	—	(2.9)
Asset-backed securities	—	(11.5)	—	—	(11.5)
Total fixed maturities, available for sale	35.4	(74.4)	—	—	(39.0)
Equity securities - corporate securities	—	(10.9)	—	—	(10.9)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(177.6)	16.5	16.7	82.4	(62.0)

At December 31, 2019, 86 percent of our Level 3 fixed maturities, available for sale, were investment grade and 93 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2019 (dollars in millions):

	Fair value at December 31, 2019	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$134.2	Discounted cash flow analysis	Discount margins	1.07% - 8.42% (1.91%)
Corporate securities (b)	1.0	Recovery method	Percent of recovery expected	12.77%
Asset-backed securities (c)	12.6	Discounted cash flow analysis	Discount margins	1.66%
Equity securities (d)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (e)	57.2	Unadjusted third-party price source	Not applicable	Not applicable
Total	213.3
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (f)	1,565.4	Discounted projected embedded derivatives	Projected portfolio yields	4.71% - 4.98% (4.72%)
			Discount rates	1.24% - 3.07% (1.88%)
			Surrender rates	1.60% - 31.90% (10.90%)
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

(f)
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2018 (dollars in millions):

	Fair value at December 31, 2018	Valuation techniques	Unobservable inputs	Range (weighted average)
Assets:
Corporate securities (a)	$91.1	Discounted cash flow analysis	Discount margins	1.55% - 9.52% (4.47%)
Corporate securities (b)	4.8	Recovery method	Percent of recovery expected	61.03%
Asset-backed securities (c)	11.9	Discounted cash flow analysis	Discount margins	2.30%
Equity securities (d)	1.2	Market comparables	EBITDA multiples	1.1X
Equity securities (e)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (f)	63.8	Unadjusted third-party price source	Not applicable	Not applicable
Total	181.1
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (g)	1,289.0	Discounted projected embedded derivatives	Projected portfolio yields	5.11% - 5.15% (5.11%)
			Discount rates	2.20% - 4.02% (2.75%)
			Surrender rates	1.30% - 37.30% (12.40%)

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

(g)
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would lead to a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Interest rate assumption	2019	2018

Long-term care	Company experience	Company experience	Company experience	6%	$5,414.1	$5,277.9
Traditional life insurance contracts	Company experience	Company experience	(a)	5%	2,505.2	2,461.6
Accident and health contracts	Company experience	Company experience	Company experience	5%	3,079.4	2,944.5
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	5%	62.1	30.3
Annuities and supplemental contracts with life contingencies	Company experience	Company experience	(b)	3%	437.7	439.4
Total					$11,498.5	$11,153.7
____________________

(a)	Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.

(b)	Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account liabilities are summarized as follows (dollars in millions):

	2019	2018
Fixed index annuities	$7,503.1	$6,586.5
Other annuities	3,452.2	3,793.8
Interest-sensitive life insurance contracts	1,177.0	1,142.5
Total	$12,132.3	$11,522.8

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2019	2018	2017
Balance, beginning of year	$1,868.0	$1,828.2	$1,777.6
Less reinsurance (receivables) payables	(951.1)	15.1	14.0
Net balance, beginning of year	916.9	1,843.3	1,791.6
Incurred claims related to:
Current year	1,233.9	1,480.0	1,548.1
Prior years (a)	(40.3)	(41.5)	(26.7)
Total incurred	1,193.6	1,438.5	1,521.4
Interest on claim reserves	36.2	71.8	78.4
Paid claims related to:
Current year	(843.8)	(849.4)	(845.5)
Prior years	(374.9)	(630.6)	(702.6)
Total paid	(1,218.7)	(1,480.0)	(1,548.1)
Reserves ceded pursuant to reinsurance transaction	—	(956.7)	—
Net balance, end of year	928.0	916.9	1,843.3
Add reinsurance receivables (payables)	993.2	951.1	(15.1)
Balance, end of year	$1,921.2	$1,868.0	$1,828.2
___________

(a)
The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2019	2018	2017
Current tax expense (benefit)	$19.2	$(2.8)	$90.8
Deferred tax expense	39.3	93.1	72.0
Valuation allowance applicable to current year income	—	8.9	(15.3)
Income tax expense calculated based on annual effective tax rate	58.5	99.2	147.5
Tax benefit on long-term care reinsurance transaction	—	(147.9)	—
Income tax expense on discrete items:
Change in valuation allowance	(193.7)	95.7	(13.4)
Impact of federal tax reform	—	—	310.6
Change in valuation allowance related to federal tax reform	—	—	(138.1)
Other items	—	3.2	(1.7)
Total income tax expense (benefit)	$(135.2)	$50.2	$304.9

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

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2019	2018	2017
U.S. statutory corporate rate	21.0%	21.0%	35.0%
Valuation allowance	(70.6)	(39.5)	(6.0)
Non-taxable income and nondeductible benefits, net	(1.0)	.6	(2.0)
State taxes	1.3	(1.1)	.6
Impact of federal tax reform	—	—	64.7
Change in valuation allowance related to federal tax reform	—	—	(28.8)
Effective tax rate	(49.3)%	(19.0)%	63.5%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2019	2018
Deferred tax assets:
Net federal operating loss carryforwards	$532.3	$685.1
Net state operating loss carryforwards	10.3	14.5
Insurance liabilities	351.3	283.9
Indirect costs allocable to self-constructed real estate assets	50.3	—
Other	40.4	46.3
Gross deferred tax assets	984.6	1,029.8
Deferred tax liabilities:
Investments	(24.4)	(10.1)
Present value of future profits and deferred acquisition costs	(150.1)	(171.1)
Accumulated other comprehensive income	(381.2)	(50.2)
Gross deferred tax liabilities	(555.7)	(231.4)
Net deferred tax assets before valuation allowance	428.9	798.4
Valuation allowance	—	(193.7)
Net deferred tax assets	428.9	604.7
Current income taxes prepaid	3.7	25.3
Income tax assets, net	$432.6	$630.0

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

In the fourth quarter of 2019, the Company implemented a tax planning strategy whereby, pursuant to the Code, the Company will reflect a change in its method of accounting for indirect costs allocable to self-constructed real estate assets in its 2019 federal income tax return filing. Such tax planning strategy is expected to increase taxable income for the tax years 2019 through 2023.

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded and tax planning strategies. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable. At December 31, 2019, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual baseline taxable income which is assumed to increase by approximately 3.5% for the next five years, and level taxable income thereafter, plus the incremental increase to non-life taxable income associated with a tax planning strategy. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $428.9 million will be realized through future taxable earnings. Therefore, the Company released its remaining valuation allowance of $193.7 million in the fourth quarter of 2019.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2016	$240.2
Decrease in 2017	(166.8)	(a)
Cumulative effect of accounting change	15.7	(b)
Balance, December 31, 2017	89.1
Increase in 2018	104.6	(c)
Balance, December 31, 2018	193.7
Decrease in 2019	(193.7)	(d)
Balance, December 31, 2019	$—
___________________

(a)
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

(b)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

guidance. Therefore, there was no impact to our consolidated financial statements related to the initial adoption of this provision of the new guidance.

(c)
The 2018 increase to the deferred tax valuation allowance includes: (i) an increase of $104.8 million due to the life NOLs generated by the tax loss on the long-term care reinsurance transaction; and (ii) other changes netting to $(.2) million. The increase in life company NOLs generated by the tax loss on the reinsurance transaction was expected to impact our ability to utilize non-life NOLs in the future.

(d)	The 2019 decrease to the deferred tax valuation allowance is related to the tax planning strategy discussed above.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.59 percent at December 31, 2019), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2019, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

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

In 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the "Original Section 382 Charter Amendment"). Subject to the provisions set forth in the Original Section 382 Charter Amendment, transfers of our common stock would be void and of no effect if the effect of the purported transfer would be to: (i) increase the direct or

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

indirect ownership of our common stock by any person or public group (as such term is defined in the regulations under Section 382) from less than 5% to 5% or more of our common stock; (ii) increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 5% or more of our common stock; or (iii) create a new public group. The Original Section 382 Charter Amendment was amended and extended in 2013, 2016 and 2019 (the "2019 Section 382 Charter Amendment"). The expiration date for the 2019 Section 382 Charter Amendment is July 31, 2022.

Pursuant to the Tax Reform Act, NOLs generated subsequent to 2017 do not have an expiration date. We have $2.5 billion of federal NOLs as of December 31, 2019, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,424.3
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	2,010.9
Post 2017 life NOLs with no expiration	523.6
Total federal NOLs	$2,534.5

The loss on the reinsurance transaction that was completed in September 2018 resulted in a life NOL. The life NOL is expected to be used to offset 80 percent of our future life insurance company taxable income due to limitations prescribed in the Tax Reform Act. Our life NOL has no expiration date and we expect it to be fully utilized over the next two years, depending on the level of life taxable income during such period. Our non-life NOLs can be used to offset 35 percent of remaining life insurance company taxable income after application of the life NOLs, until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $10.3 million and $14.5 million at December 31, 2019 and 2018, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

There were no unrecognized tax benefits in either 2019 or 2018.

The federal statute of limitations remains open with respect to tax years 2016 through 2019. The Company’s various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2019 and 2018 (dollars in millions):

	2019	2018
4.500% Senior Notes due May 2020	$—	$325.0
5.250% Senior Notes due May 2025	500.0	500.0
5.250% Senior Notes due May 2029	500.0	—
Revolving Credit Agreement (as defined below)	—	100.0
Unamortized debt issuance costs	(10.9)	(8.2)
Direct corporate obligations	$989.1	$916.8

2029 Notes

On June 12, 2019, the Company executed the Indenture, dated as of June 12, 2019 (the "2019 Base Indenture") and the First Supplemental Indenture, dated as of June 12, 2019 (the "2019 Supplemental Indenture" and, together with the 2019 Base Indenture, the "2019 Indenture"), between the Company and U.S. Bank National Association, as trustee (the "Trustee") pursuant to which the Company issued $500.0 million aggregate principal amount of 5.250% Senior Notes due 2029 (the "2029 Notes").

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

Upon the occurrence of a Change of Control Repurchase Event (as defined in the 2019 Indenture), the Company will be required to make an offer to repurchase the 2029 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. In the event that the 2029 Notes receive investment grade credit ratings, this covenant will cease to apply.

The 2019 Indenture contains covenants that restrict the Company’s ability, with certain exceptions, to:

•	create liens;

•	issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the 2019 Indenture); and

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company’s assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The 2019 Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 2019 Indenture, failure to pay at maturity or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 50% in principal amount of the then outstanding 2029 Notes may declare the principal of and accrued but unpaid interest, including any additional interest, on all of the 2029 Notes to be due and payable.

2020 Notes and 2025 Notes

On May 19, 2015, the Company executed the Indenture, dated as of May 19, 2015 (the "2015 Base Indenture") and the First Supplemental Indenture, dated as of May 19, 2015 (the "2015 Supplemental Indenture" and, together with the 2015 Base Indenture, the "2015 Indenture"), between the Company and the Trustee pursuant to which the Company issued $325.0 million aggregate principal amount of the 2020 Notes and $500.0 million aggregate principal amount of 5.250% Senior Notes due 2025 (the "2025 Notes"). As described above, the 2020 Notes were redeemed on June 12, 2019.

The 2025 Notes mature on May 30, 2025. Interest on the 2025 Notes is payable at 5.250% per annum. Interest on the 2025 Notes is payable semi-annually in cash in arrears on May 30 and November 30 of each year, commencing on November 30, 2015.

The 2025 Notes are the Company's senior unsecured obligations and rank equally with the Company's other senior unsecured and unsubordinated debt from time to time outstanding, including obligations under the Revolving Credit Agreement (as defined below). The 2025 Notes are effectively subordinated to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2025 Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

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

Upon the occurrence of a Change of Control Repurchase Event (as defined in the 2015 Indenture), the Company will be required to make an offer to repurchase the 2025 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase.

The 2015 Indenture contains covenants that restrict the Company’s ability, with certain exceptions, to:

•	incur certain subsidiary indebtedness without also guaranteeing the 2025 Notes;

•	create liens;

•	enter into sale and leaseback transactions;

•	issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the 2015 Indenture); and

•	consolidate or merge with or into other companies or transfer all or substantially all of the Company’s assets.

The 2015 Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the 2015 Indenture, failure to pay at maturity or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding 2025 Notes may declare the principal of and accrued but unpaid interest, including any additional interest, on all of the 2025 Notes to be due and payable.

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. As described above, all amounts outstanding under the Revolving Credit Agreement were repaid in connection with the issuance of the 2029 Notes. There were no amounts outstanding under the Revolving Credit Agreement at December 31, 2019.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 23.3 percent at December 31, 2019); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 408 percent at December 31, 2019); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,304.5 million at December 31, 2019 compared to the minimum requirement of $2,691.3 million).

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

Loss on Extinguishment of Debt

In 2019, we recognized a loss on the extinguishment of debt totaling $7.3 million which consisted of: (i) a premium of $6.1 million related to the redemption of the 2020 Notes; and (ii) the write-off of $1.2 million of unamortized issuance costs associated with the redemption of the 2020 Notes.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2019 (dollars in millions):

Year ending December 31,
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

On September 29, 2016, Washington National and BCLIC commenced an arbitration proceeding seeking compensatory, consequential and punitive damages against Beechwood Re Ltd. ("BRe") based upon BRe’s incurable material breaches of the long-term care reinsurance agreements, conversion, fraud, and breaches of fiduciary duties and the obligation to deal honestly and in good faith. BRe filed a counterclaim against Washington National and BCLIC in the arbitration alleging damages relating to the reinsurance agreements and their termination.  In addition, on September 29, 2016, a complaint was filed by BCLIC and Washington National in the United States District Court for the Southern District of New York, Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Moshe M. Feuer, Scott Taylor and David Levy, alleging, among other claims, fraud/fraudulent concealment, and violation of the Racketeer Influenced and Corrupt Organizations Act. These allegations relate to the long-term care reinsurance agreements between BRe and Washington National and BCLIC, respectively, and emanate from the undisclosed relationships between and among the defendants (who were the principal owners and officers of BRe) and Platinum Partners, LP and its affiliates ("Platinum"). On April 27, 2017, an amended complaint was filed adding Beechwood Capital Group, LLC as a defendant. On March 13, 2018, the District Court granted defendants' motion to compel arbitration of Washington National's and BCLIC's claims pending the outcome of the arbitration. In connection with the action brought by the PPCO Receiver, discussed below, BCLIC and Washington National reached agreements in October 2019 to settle all claims between themselves and the parties to the arbitration and litigation, namely BRe, Feuer, Taylor, Levy and Beechwood Capital Group, LLC. These settlements involve BCLIC’s and Washington National’s receipt of financial consideration and have been approved by the Grand Court of the Cayman Islands that is presiding over BRe’s winding up proceedings, as well as by the United States District Court for the Southern District of New York.
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

On December 19, 2018, Melanie Cyganowski, as Equity Receiver for Platinum Partners Credit Opportunities Master Fund, LP ("PPCO") and other Platinum entities (the "PPCO Receiver") brought an action in the United States District Court for the Southern District of New York, Cyganowski v. Beechwood Re Ltd, et al., alleging, among other claims, fraud, aiding and abetting fraud, fraudulent transfer and violation of the Racketeer Influenced and Corrupt Organizations Act against numerous defendants, including BRe and many of its affiliates, CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. The PPCO Receiver alleges that Platinum insiders conspired with BRe and its principals and affiliates in a massive fraudulent scheme to enrich the Platinum and BRe insiders to the detriment of Platinum investors and creditors. The PPCO Receiver alleges that CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. have liability for the fraudulent scheme of the Platinum and BRe insiders under a theory that they turned a blind eye to the fraudulent scheme due to their desire to transfer unprofitable legacy portfolios of long-term care insurance via the reinsurance transactions with BRe. On January 24, 2019, the court consolidated the PPCO Receiver action with two other cases (to which the CNO companies are not parties) before it for at least discovery purposes.  On August 19, 2019, the court granted in their entirety CNO Financial Group, Inc.’s and 40|86 Advisors, Inc.’s motions to dismiss the PPCO Receiver’s claims against them. The court granted in part and denied in part the motions to dismiss of BCLIC and Washington National, dismissing the PPCO Receiver’s claims for, among other things, fraud, aiding and abetting fraud, securities fraud and violation of the Racketeer Influenced and Corrupt Organizations Act, while denying BCLIC’s and Washington National’s motions to dismiss the PPCO Receiver’s fraudulent transfer and unjust enrichment claims. BCLIC and Washington National have agreed with the PPCO

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Receiver to fully settle the Cyganowski case and are preparing a settlement agreement for approval by the court. Under the settlement, neither BCLIC nor Washington National will incur any liability or make any payment to anyone, but instead they will be granted an allowed claim against PPCO’s estate.

On March 27, 2019, BCLIC and Washington National brought cross-claims and third-party claims in the PPCO Receiver Action against BRe and a number of its affiliates, as well as many Platinum and BRe insiders, alleging that they secretly funded, controlled and operated the BRe enterprise for the benefit of Platinum.  BCLIC and Washington National have also brought third-party claims against Lincoln International LLC, which provided valuation services to the BRe enterprise. In October 2019, in exchange for their receiving financial consideration, BCLIC and Washington National agreed to settle many of their cross-claims and third-party claims against BRe and a number of its affiliates, as well as many Platinum and BRe insiders. BCLIC and Washington National have also resolved their claims against Lincoln International LLC. All of these settlements have been approved by the court.

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

On June 7, 2019, the Joint Official Liquidators of Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) and Principal Growth Strategies, LLC, commenced suit against, among others, BCLIC, Washington National, 40|86 Advisors, Inc. and CNO Financial Group, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the Reinsurance Trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties have removed the case to the United States District Court for the District of Delaware and are vigorously contesting the plaintiff's claims. Plaintiffs in this case have moved to remand the action back to Delaware Chancery Court. That motion remains pending.

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination has included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File ("SSADMF") to

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We are continuing to provide information to the examiners in response to their requests. A total of 41 states and the District of Columbia participated in this examination. In November 2018, we entered into a Global Resolution Agreement for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds. Under the terms of the Global Resolution Agreement, a third-party auditor acting on behalf of the signatory jurisdictions will compare expanded matching criteria to the SSADMF to identify deceased insureds and contract holders where a valid claim has not been made.

Guaranty Fund Assessments

The balance sheet at December 31, 2019, included: (i) accruals of $8.9 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2019; and (ii) receivables of $16.8 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2018, such guaranty fund assessment accruals were $10.6 million and such receivables were $18.0 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.1 million, $2.3 million and $11.0 million in 2019, 2018 and 2017, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $22.7 million and $23.5 million at December 31, 2019 and 2018, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under contractual commitments or noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these agreements was $67.0 million, $67.0 million and $61.4 million in 2019, 2018 and 2017, respectively.

The Company rents office space for certain administrative operations of our Bankers Life segment under an agreement that expires in 2023. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2020 and 2027. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease.

Information related to our right of use assets are as follows (dollars in millions):

2019

Operating lease expense	$25.0
Cash paid for operating lease liability	24.3
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	22.7
Total right of use assets	66.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Maturities of our operating lease liabilities as of December 31, 2019 are as follows (dollars in millions):

2020	$23.9
2021	19.1
2022	15.5
2023	11.4
2024	4.3
Thereafter	2.0
Total undiscounted lease payments	76.2
Less interest	(3.7)
Present value of lease liabilities	$72.5

Weighted average remaining lease term (in years)	3.8
Weighted average discount rate	2.71%

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its career agency force. Benefits are based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $175.2 million and $155.7 million at December 31, 2019 and 2018, respectively. Expenses incurred on this plan were $27.0 million, $(5.2) million and $18.8 million during 2019, 2018 and 2017, respectively (including the recognition of gains (losses) of $(20.4) million, $11.9 million and $(12.2) million in 2019, 2018 and 2017, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $194.0 million and $171.7 million at December 31, 2019 and 2018, respectively. Death benefits related to the COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $22.3 million, $(10.6) million and $24.6 million in 2019, 2018 and 2017, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2019	2018
Benefit obligations:
Discount rate	3.25%	4.25%
Net periodic cost:
Discount rate	4.25%	3.75%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2019 were as follows (dollars in millions):

2020	$7.6
2021	7.8
2022	8.2
2023	8.5
2024	8.7
2025 - 2029	45.9

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its career agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $41.5 million and $28.4 million at December 31, 2019 and 2018, respectively. Company contribution expense totaled $5.0 million, $5.5 million and $6.6 million in 2019, 2018 and 2017, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the TOLI assets was $36.2 million and $22.9 million at December 31, 2019 and 2018, respectively.

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $6.1 million, $5.8 million and $5.5 million in 2019, 2018 and 2017, respectively. Employer matching contributions are discretionary.

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2019	2018
Assets:
Other invested assets:
Fixed index call options	$203.8	$26.6
Reinsurance receivables	(1.2)	(6.5)
Total assets	$202.6	$20.1
Liabilities:
Policyholder account liabilities:
Fixed index products	$1,565.4	$1,289.0
Total liabilities	$1,565.4	$1,289.0

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $115 million in underlying investments held by the ceding reinsurer at December 31, 2019.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed index annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2018	Additions	Maturities/terminations	December 31, 2019
Fixed index annuities - embedded derivative	Policies	108,830	13,356	(8,534)	113,652
Fixed index call options	Notional (a)	$3,020.5	$3,210.6	$(3,064.8)	$3,166.3
_________________
(a) Dollars in millions.

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2019	2018	2017
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$151.9	$(43.0)	$162.5
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	5.3	(5.1)	2.8
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(82.9)	107.8	25.0
Total	$74.3	$59.7	$190.3

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2019, all of our counterparties were rated "A" or higher by S&P.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2019 and 2018 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2019:
Fixed index call options	$203.8	$—	$203.8	$—	$—	$203.8
December 31, 2018:
Fixed index call options	26.6	—	26.6	—	—	26.6

11. SHAREHOLDERS' EQUITY

In May 2011, the Company announced a securities repurchase program. In 2019, 2018 and 2017, we repurchased 15.4 million, 5.5 million and 7.8 million shares, respectively, for $252.3 million (including $1.8 million of repurchases settled in the first quarter of 2020), $100.9 million and $167.1 million, respectively, under the securities repurchase program. The Company had remaining repurchase authority of $532.3 million as of December 31, 2019.

In 2019, 2018 and 2017, dividends declared on common stock totaled $67.2 million ($0.43 per common share), $65.1 million ($0.39 per common share) and $59.6 million ($0.35 per common share), respectively. In May 2019, the Company increased its quarterly common stock dividend to $0.11 per share from $0.10 per share. In May 2018, the Company increased its quarterly common stock dividend to $0.10 per share from $0.09 per share. In May 2017, the Company increased its quarterly common stock dividend to $0.09 per share from $0.08 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2019, 4.7 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three years service term and expire seven years from the date of grant. Our stock options granted in 2015 through 2019 generally vest on a graded basis over a three years service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million of stock options vests on a graded basis over a five years service term and expires ten years from the date of grant. The vesting periods for our awards of restricted stock and restricted stock units (collectively "restricted stock") range from immediate vesting to a period of three years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A summary of the Company's stock option activity and related information for 2019 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	6,539	$17.77
Options granted	801	17.25
Exercised	(787)	(9.95)		$5.5
Forfeited or terminated	(538)	(19.32)
Outstanding at the end of the year	6,015	18.59	5.8	$38.7
Options exercisable at the end of the year	3,517		4.1	$25.8
Available for future grant	4,670

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

We recognized compensation expense related to stock options totaling $3.8 million ($3.0 million after income taxes) in 2019, $5.6 million ($4.5 million after income taxes) in 2018 and $6.3 million ($4.1 million after income taxes) in 2017. Compensation expense related to stock options reduced both basic and diluted earnings per share by two cents in 2019, three cents in 2018 and two cents in 2017. At December 31, 2019, the unrecognized compensation expense for non-vested stock options totaled $6.7 million which is expected to be recognized over a weighted average period of 2.7 years. Cash received by

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

the Company from the exercise of stock options was $6.9 million, $3.9 million and $8.3 million during 2019, 2018 and 2017, respectively.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	2019	2018	2017
	Grants	Grants	Grants
Weighted average risk-free interest rates	2.4%	2.9%	2.2%
Weighted average dividend yields	2.4%	1.9%	1.5%
Volatility factors	26%	27%	32%
Weighted average expected life (in years)	6.3	6.4	6.3
Weighted average fair value per share	$3.90	$5.49	$6.20

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2019, 2018 and 2017.

The following table summarizes information about stock options outstanding at December 31, 2019 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$10.88 - $16.25	316	2.3	12.02	247	$10.93
$16.34 - $23.33	5,699	6.0	18.95	3,270	18.08
	6,015			3,517

During 2019, 2018 and 2017, the Company granted restricted stock of .5 million, .4 million and .3 million, respectively, to certain directors, officers and employees of the Company at a weighted average fair value of $17.07 per share, $22.36 per share and $20.87 per share, respectively. The fair value of such grants totaled $8.1 million, $9.7 million and $6.9 million in 2019, 2018 and 2017, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2019 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	735	$21.31
Granted	472	17.07
Vested	(326)	(20.02)
Forfeited	(53)	(20.00)
Non-vested shares, end of year	828	19.49

At December 31, 2019, the unrecognized compensation expense for non-vested restricted stock totaled $7.6 million which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2018, the unrecognized

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

compensation expense for non-vested restricted stock totaled $7.7 million. We recognized compensation expense related to restricted stock awards totaling $7.2 million, $7.1 million and $6.1 million in 2019, 2018 and 2017, respectively. The fair value of restricted stock that vested during 2019, 2018 and 2017 was $6.5 million, $4.2 million and $2.7 million, respectively.

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

In 2019, 2018 and 2017, the Company granted performance units totaling 485,830, 319,920 and 452,900, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally three years), each as defined in the award. The performance units granted in 2019, 2018 and 2017 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards
Awards outstanding at December 31, 2016	570	570
Granted in 2017	226	226
Additional shares issued pursuant to achieving certain performance criteria (a)	—	30
Shares vested in 2017	—	(144)
Forfeited	(167)	(53)
Awards outstanding at December 31, 2017	629	629
Granted in 2018	160	160
Additional shares issued pursuant to achieving certain performance criteria (a)	—	123
Shares vested in 2018	(160)	(318)
Forfeited	(61)	(26)
Awards outstanding at December 31, 2018	568	568
Granted in 2019	243	243
Additional shares issued pursuant to achieving certain performance criteria (a)	—	113
Shares vested in 2019	—	(297)
Forfeited	(260)	(76)
Awards outstanding at December 31, 2019	551	551

_________________________
(a) The performance units that vested in 2017, 2018 and 2019 provided for a payout of up to 150 percent, 200 percent and 200 percent, respectively, of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded was $9.4 million and $8.1 million in 2019 and 2018, respectively. We recognized compensation expense of $7.8 million, $12.0 million and $9.0 million in 2019, 2018 and 2017, respectively, related to the performance units.

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

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2019	2018	2017
Net income (loss) for diluted earnings per share	$409.4	$(315.0)	$175.6
Shares:
Weighted average shares outstanding for basic earnings per share	156,040	165,457	170,025
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,108	—	2,119
Weighted average shares outstanding for diluted earnings per share	157,148	165,457	172,144

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2019	2018	2017
Direct premiums collected	$4,311.9	$4,150.3	$4,013.4
Reinsurance assumed	25.1	27.8	30.2
Reinsurance ceded	(267.9)	(156.2)	(114.4)
Premiums collected, net of reinsurance	4,069.1	4,021.9	3,929.2
Change in unearned premiums	(7.5)	6.5	19.0
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,743.1)	(1,588.5)	(1,445.9)
Premiums on traditional products with mortality or morbidity risk	2,318.5	2,439.9	2,502.3
Fees and surrender charges on interest-sensitive products	162.3	153.2	145.0
Insurance policy income	$2,480.8	$2,593.1	$2,647.3

The three states with the largest shares of 2019 collected premiums were Florida (11 percent), Pennsylvania (6 percent) and Texas (5 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2019	2018	2017
Commission expense	$133.6	$122.8	$115.6
Salaries and wages	238.2	233.2	237.3
Other	561.1	458.2	488.6
Total other operating costs and expenses	$932.9	$814.2	$841.5

Changes in deferred acquisition costs were as follows (dollars in millions):

	2019	2018	2017
Balance, beginning of year	$1,322.5	$1,026.8	$1,044.7
Additions	288.7	261.8	236.1
Amortization	(195.4)	(219.2)	(184.9)
Effect of reinsurance transaction	—	(1.2)	—
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	(189.6)	254.3	(69.1)
Other adjustments (a)	(10.7)	—	—
Balance, end of year	$1,215.5	$1,322.5	$1,026.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the present value of future profits were as follows (dollars in millions):

	2019	2018	2017
Balance, beginning of year	$343.6	$359.6	$401.8
Amortization	(36.7)	(45.1)	(54.4)
Effect of reinsurance transaction	—	(60.4)	—
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	(14.4)	89.5	12.2
Other adjustments (a)	(17.1)	—	—
Balance, end of year	$275.4	$343.6	$359.6

___________________
(a) These adjustments were recognized in conjunction with the conversion to a new valuation software system for certain non-interest sensitive life insurance business. The adjustments had no impact on net income since comparable reductions in insurance policy liabilities were also recognized in conjunction with the conversion.

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2019 balance of the present value of future profits in 2020, 9 percent in 2021, 8 percent in 2022, 7 percent in 2023 and 7 percent in 2024. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2019, 2018 and 2017.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income (loss) to net cash provided by operating activities (dollars in millions):

	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$409.4	$(315.0)	$175.6
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	267.9	292.2	265.4
Income taxes	(132.8)	18.4	227.5
Insurance liabilities	632.4	207.8	464.7
Accrual and amortization of investment income	(240.7)	14.9	(294.9)
Deferral of policy acquisition costs	(288.7)	(261.7)	(236.1)
Net realized investment (gains) losses	(28.2)	11.3	(50.3)
Net realized gains on the transfer of assets related to reinsurance transaction	—	(363.4)	—
Loss related to reinsurance transaction	—	1,067.6	—
Payment to reinsurer pursuant to long-term care business reinsured	—	(365.0)	—
Loss on extinguishment of borrowings related to variable interest entities	—	3.8	9.5
Loss on extinguishment of debt	7.3	—	—
Other	70.1	6.9	71.9
Net cash from operating activities	$696.7	$317.8	$633.3

The following summarizes the impact of the reinsurance transaction completed on September 27, 2018 (dollars in millions):

Investments transferred	$(3,582.1)	(a)
Cash paid to reinsurer	(365.0)
Accrued interest on investments transferred	(51.6)
Present value of future profits and deferred acquisition costs written-off	(61.6)
Reinsurance receivables	2,818.0
Transaction expenses and other	(14.6)
Release of future loss reserve	189.3
Subtotal	(1,067.6)
Realized gains on investments transferred	363.4
Pre-tax loss related to reinsurance transaction	$(704.2)
______________

(a)	Such non-cash amounts are not included in the consolidated statement of cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2019	2018	2017
Stock options, restricted stock and performance units	$19.3	$24.7	$21.4

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2019	2018
Statutory capital and surplus	$1,696.6	$1,652.8
Asset valuation reserve	295.9	233.3
Interest maintenance reserve	420.1	425.0
Total	$2,412.6	$2,311.1

Statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2019 and 2018, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $291.4 million, $(293.3) million (including approximately $541 million loss related to a reinsurance transaction) and $352.3 million in 2019, 2018 and 2017, respectively. Net income in 2019 includes a $46.0 million tax benefit to be received from CNO (resulting from the implementation of a tax planning strategy). Such amount is offset by an accrued dividend of $46.0 million payable to the non-life parent of the insurance subsidiaries. Accordingly, there was no impact on capital and surplus in 2019 related to these transactions. Also included in net income were net realized capital gains (losses), net of income taxes, of $(16.6) million, $43.8 million and $(9.9) million in 2019, 2018 and 2017, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $166.3 million, $159.2 million and $158.3 million in 2019, 2018 and 2017, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate insurance subsidiaries of CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas) has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2019, our insurance subsidiaries paid dividends of $186.3 million to CDOC. In addition, a $46.0 million dividend was accrued at December 31, 2019, as further described above.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Office of Insurance Regulation. In addition, the risk-based capital ("RBC") and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2019 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

At December 31, 2019, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Revolving Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

15. BUSINESS SEGMENTS

The Company manages its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which are defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses. As further described in the note to the consolidated financial statements entitled "Subsequent Event", the Company announced in January 2020 that its reportable segments will change based on the way management will make operating decisions and assessing performance going forward.

We measure segment performance by excluding the loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment of debt, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

The loss related to reinsurance transaction, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes in the agent deferred compensation plan, loss on extinguishment of debt and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Net realized investment gains (losses) and fair value changes in embedded derivative liabilities (net of related amortization) may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2019	2018	2017
Revenues:
Bankers Life:
Insurance policy income:
Annuities	$20.3	$18.5	$20.3
Health	1,015.9	1,023.3	1,038.2
Life	421.1	416.7	415.2
Net investment income (a)	929.7	762.9	918.2
Fee revenue and other income (a)	75.2	51.9	44.1
Total Bankers Life revenues	2,462.2	2,273.3	2,436.0
Washington National:
Insurance policy income:
Annuities	1.0	1.4	2.1
Health	670.1	658.9	642.9
Life	29.7	27.3	26.4
Net investment income (a)	260.0	259.8	270.2
Fee revenue and other income (a)	14.2	.9	1.0
Total Washington National revenues	975.0	948.3	942.6
Colonial Penn:
Insurance policy income:
Health	1.5	1.7	2.1
Life	307.3	296.9	289.7
Net investment income (a)	42.2	44.6	44.4
Fee revenue and other income (a)	1.5	1.8	1.3
Total Colonial Penn revenues	352.5	345.0	337.5
Long-term care in run-off:
Insurance policy income - health	13.9	148.4	210.4
Net investment income (a)	33.0	172.7	223.7
Total Long-term care in run-off revenues	46.9	321.1	434.1
Corporate operations:
Net investment income	36.4	(5.6)	35.5
Fee revenue and other income	37.5	6.7	8.5
Total corporate revenues	73.9	1.1	44.0
Total revenues	$3,910.5	$3,888.8	$4,194.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2019	2018	2017
Expenses:
Bankers Life:
Insurance policy benefits	$1,499.3	$1,311.9	$1,474.9
Amortization	176.3	171.3	153.3
Interest expense on investment borrowings	32.3	29.7	19.8
Commission expense and distribution fees	72.3	60.9	55.7
Other operating costs and expenses	381.3	358.9	364.8
Total Bankers Life expenses	2,161.5	1,932.7	2,068.5
Washington National:
Insurance policy benefits	572.2	556.5	581.1
Amortization	58.5	55.8	58.8
Interest expense on investment borrowings	12.4	10.8	6.3
Commission expense	84.1	73.9	69.8
Other operating costs and expenses	136.6	129.4	128.3
Total Washington National expenses	863.8	826.4	844.3
Colonial Penn:
Insurance policy benefits	209.7	207.2	199.6
Amortization	18.6	17.8	16.3
Interest expense on investment borrowings	1.5	1.4	.9
Commission expense	1.3	1.4	1.4
Other operating costs and expenses	107.1	102.4	96.7
Total Colonial Penn expenses	338.2	330.2	314.9
Long-term care in run-off:
Insurance policy benefits	32.5	271.3	344.2
Amortization	—	7.0	10.3
Commission expense	.4	1.3	1.8
Other operating costs and expenses	2.0	18.6	24.7
Total Long-term care in run-off expenses	34.9	298.2	381.0
Corporate operations:
Interest expense on corporate debt	52.4	48.0	46.5
Other operating costs and expenses	91.4	72.1	84.3
Total corporate expenses	143.8	120.1	130.8
Total expenses	3,542.2	3,507.6	3,739.5
Pre-tax operating earnings by segment:
Bankers Life	300.7	340.6	367.5
Washington National	111.2	121.9	98.3
Colonial Penn	14.3	14.8	22.6
Long-term care in run-off	12.0	22.9	53.1
Corporate operations	(69.9)	(119.0)	(86.8)
Pre-tax operating earnings	$368.3	$381.2	$454.7
___________________

(a)	It is not practicable to provide additional components of revenue by product or services.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2019	2018	2017
Total segment revenues	$3,910.5	$3,888.8	$4,194.2
Net realized investment gains (losses)	28.2	(11.3)	50.3
Net realized gains on the transfer of assets related to reinsurance transaction	—	363.4	—
Revenues related to earnings attributable to VIEs	57.4	67.4	52.7
Fee revenue related to transition services agreement	19.7	5.2	—
Consolidated revenues	4,015.8	4,313.5	4,297.2

Total segment expenses	3,542.2	3,507.6	3,739.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	103.3	(68.3)	2.9
Amortization related to fair value changes in embedded derivative liabilities	(21.9)	12.8	(.4)
Amortization related to net realized investment gains (losses)	.6	(.4)	1.0
Expenses attributable to VIEs	55.3	65.8	61.5
Fair value changes related to agent deferred compensation plan	20.4	(11.9)	12.2
Loss on extinguishment of debt	7.3	—	—
Loss related to reinsurance transaction	—	1,067.6	—
Expenses related to transition services agreement	18.5	5.1	—
Other expenses	15.9	—	—
Consolidated expenses	3,741.6	4,578.3	3,816.7
Income (loss) before tax	274.2	(264.8)	480.5
Income tax expense (benefit):
Tax expense (benefit) on period income (loss)	58.5	(57.6)	162.8
Valuation allowance for deferred tax assets and other tax items	(193.7)	107.8	142.1
Net income (loss)	$409.4	$(315.0)	$175.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2019	2018
Assets:
Bankers Life	$19,162.5	$17,457.0
Washington National	7,789.7	7,385.0
Colonial Penn	1,097.2	1,031.3
Long-term care in run-off	3,481.7	3,419.9
Corporate operations	2,099.8	2,146.6
Total assets	$33,630.9	$31,439.8
Liabilities:
Bankers Life	$16,301.1	$15,262.0
Washington National	6,113.6	6,079.2
Colonial Penn	945.3	940.0
Long-term care in run-off	3,357.1	3,348.8
Corporate operations	2,236.8	2,438.9
Total liabilities	$28,953.9	$28,068.9

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2019
Bankers Life	$58.1	$755.7	$14,648.6
Washington National	207.1	345.6	5,580.4
Colonial Penn	10.2	114.2	842.0
Long-term care in run-off	—	—	3,346.8
Total	$275.4	$1,215.5	$24,417.8
2018
Bankers Life	$86.5	$863.2	$13,714.6
Washington National	226.9	342.7	5,556.1
Colonial Penn	30.2	116.6	845.7
Long-term care in run-off	—	—	3,340.3
Total	$343.6	$1,322.5	$23,456.7

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

2019	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,023.0	$979.8	$944.0	$1,069.0
Income before income taxes	$65.6	$47.7	$53.5	$107.4
Income tax expense (benefit)	13.8	10.1	11.5	(170.6)
Net income	$51.8	$37.6	$42.0	$278.0
Earnings per common share:
Basic:
Net income	$.32	$.24	$.27	$1.85
Diluted:
Net income	$.32	$.24	$.27	$1.84

2018	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,007.8	$1,046.3	$1,481.2	$778.2
Income (loss) before income taxes	$108.1	$129.8	$(539.8)	$37.1
Income tax expense (benefit)	23.8	27.6	(10.0)	8.8
Net income (loss)	$84.3	$102.2	$(529.8)	$28.3
Earnings per common share:
Basic:
Net income (loss)	$.50	$.62	$(3.22)	$.17
Diluted:
Net income (loss)	$.50	$.61	$(3.22)	$.17

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  During 2019 and 2017, VIEs that were required to be consolidated were dissolved. We recognized losses of $5.1 million and $4.3 million in 2019 and 2017, respectively, representing the difference between the borrowings of such VIEs and the contractual distributions required following the liquidation of the underlying assets. The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $2.1 million in 2020; $27.6 million in 2021; $99.7 million in 2022; $340.5 million in 2023; $314.1 million in 2024; $183.3 million in 2025; $120.1 million in 2026; $63.4 million in 2027; $.8 million in 2028; and $7.0 million in 2030. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2019
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,188.6	$—	$1,188.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	74.7	—	74.7
Accrued investment income	1.7	—	1.7
Income tax assets, net	8.0	—	8.0
Other assets	2.8	(1.4)	1.4
Total assets	$1,275.8	$(115.2)	$1,160.6
Liabilities:
Other liabilities	$42.8	$(4.4)	$38.4
Borrowings related to variable interest entities	1,152.5	—	1,152.5
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,321.4	$(130.5)	$1,190.9

	December 31, 2018
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,468.4	$—	$1,468.4
Notes receivable of VIEs held by insurance subsidiaries	—	(142.8)	(142.8)
Cash and cash equivalents held by variable interest entities	62.4	—	62.4
Accrued investment income	2.3	—	2.3
Income tax assets, net	15.3	—	15.3
Other assets	5.3	(2.6)	2.7
Total assets	$1,553.7	$(145.4)	$1,408.3
Liabilities:
Other liabilities	$53.9	$(5.3)	$48.6
Borrowings related to variable interest entities	1,417.2	—	1,417.2
Notes payable of VIEs held by insurance subsidiaries	155.2	(155.2)	—
Total liabilities	$1,626.3	$(160.5)	$1,465.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2019	2018	2017
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$74.3	$81.5	$69.8
Fee revenue and other income	5.8	7.6	5.9
Total revenues	80.1	89.1	75.7
Expenses:
Interest expense	53.7	59.9	50.2
Other operating expenses	1.6	2.1	1.8
Total expenses	55.3	62.0	52.0
Income before net realized investment losses and income taxes	24.8	27.1	23.7
Net realized investment losses	(20.5)	(3.6)	(5.6)
Loss on extinguishment of borrowings	—	(3.8)	(9.5)
Income before income taxes	$4.3	$19.7	$8.6

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At December 31, 2019, such loans had an amortized cost of $1,206.3 million; gross unrealized gains of $3.9 million; gross unrealized losses of $21.6 million; and an estimated fair value of $1,188.6 million.

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$674.2	$660.1
Due after five years through ten years	532.1	528.5
Total	$1,206.3	$1,188.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2019, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$394.2	$378.3
Due after five years through ten years	210.5	204.8
Total	$604.7	$583.1

During 2019, the VIEs recognized net realized investment losses of $20.5 million which were comprised of: (i) $12.4 million of net losses from the sales of fixed maturities; (ii) $5.1 million of losses on the dissolution of a VIE; and (iii) $3.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. During 2018, the VIEs recognized net realized investment losses of $3.6 million from the sales of fixed maturities. During 2017, the VIEs recognized net realized investment losses of $5.6 million which were comprised of: (i) $1.2 million of net gains from the sales of fixed maturities; (ii) $4.3 million of losses on the dissolution of VIEs; and (iii) $2.5 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

At December 31, 2019, there was one fixed maturity investment held by the VIEs in default with both an amortized cost and carrying value of $1.2 million.

During 2019, $280.6 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $12.6 million. During 2018, $57.2 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $3.8 million. During 2017, $109.6 million of investments held by the VIEs were sold which resulted in gross investment losses (before income taxes) of $3.0 million.

At December 31, 2019, the VIEs held: (i) investments with a fair value of $153.0 million and gross unrealized losses of $3.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $430.1 million and gross unrealized losses of $18.5 million that had been in an unrealized loss position for greater than twelve months.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

18. SUBSEQUENT EVENT

In January 2020, we announced a new operating model that realigns the Company from its current operating business segments into two divisions - Consumer and Worksite. The new structure will create a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Under the new structure, we will be organized around two business divisions that reflect the customers served by the Company.

The Consumer Division will serve individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces and industry-leading direct-to-consumer business with proven experience in advertising, web/digital and call center support.

The Worksite Division will focus on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we will bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent WBD acquisition.

We will also centralize certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. We will continue to market our products under our three primary brands: Bankers Life, Washington National and Colonial Penn. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

We recognized a pre-tax charge of approximately $14 million in the fourth quarter of 2019, primarily attributed to severance costs associated with the new operating model and other one-time expenses related to the previously announced strategic technology partnership. We will begin reporting under a different segment structure focused on product types beginning in the first quarter of 2020 based on the way management will make operating decisions and assess performance going forward. Prior period results will be reclassified to conform to the new reporting structure.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

			Page
(a)	1.	Financial Statements. See Index to Consolidated Financial Statements for a list of financial statements included in this Report.	100
	2.	Financial Statement Schedules:
		Schedule II ‑‑ Condensed Financial Information of Registrant (Parent Company)
		Balance Sheet at December 31, 2019 and 2018	191
		Statement of Operations for the years ended December 31, 2019, 2018 and 2017	192
		Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017	193
		Notes to Condensed Financial Information	194
		Schedule IV ‑‑ Reinsurance for the years ended December 31, 2019, 2018 and 2017	195

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

Dated:  February 25, 2020

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 25, 2020
Gary C. Bhojwani	(Principal Executive Officer)

/s/ PAUL H. MCDONOUGH	Executive Vice President	February 25, 2020
Paul H. McDonough	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 25, 2020
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 25, 2020
Ellyn L. Brown

/s/ STEPHEN N. DAVID	Director	February 25, 2020
Stephen N. David

/s/ DAVID B. FOSS	Director	February 25, 2020
David B. Foss

/s/ ROBERT C. GREVING	Director	February 25, 2020
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 25, 2020
Mary R. Henderson

/s/ CHARLES J. JACKLIN	Director	February 25, 2020
Charles J. Jacklin

/s/ DANIEL R. MAURER	Director	February 25, 2020
Daniel R. Maurer

/s/ NEAL C. SCHNEIDER	Director	February 25, 2020
Neal C. Schneider

/s/ FREDERICK J. SIEVERT	Director	February 25, 2020
Frederick J. Sievert

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2019 and 2018
(Dollars in millions)

ASSETS
	2019	2018
Cash and cash equivalents - unrestricted	$181.9	$205.9
Equity securities at fair value (cost: 2019 - $-; 2018 - $20.3)	—	20.0
Investment in wholly-owned subsidiaries (eliminated in consolidation)	5,501.5	4,115.6
Income tax assets, net	140.9	137.1
Receivable from subsidiaries (eliminated in consolidation)	38.4	4.6
Other assets	.8	1.7
Total assets	$5,863.5	$4,484.9

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$989.1	$916.8
Payable to subsidiaries (eliminated in consolidation)	126.8	135.7
Other liabilities	70.6	61.5
Total liabilities	1,186.5	1,114.0
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2019 - 148,084,178; 2018 - 162,201,692)	2,768.8	2,996.6
Accumulated other comprehensive income	1,372.5	177.7
Retained earnings	535.7	196.6
Total shareholders' equity	4,677.0	3,370.9
Total liabilities and shareholders' equity	$5,863.5	$4,484.9

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2019, 2018 and 2017
(Dollars in millions)

	2019	2018	2017
Revenues:
Net investment income	$13.0	$14.3	$14.2
Net investment income - affiliated	.8	—	—
Net realized investment gains (losses)	.1	(4.3)	2.4
Total revenues	13.9	10.0	16.6
Expenses:
Interest expense	52.4	48.0	46.5
Intercompany expenses (eliminated in consolidation)	3.2	2.9	1.7
Operating costs and expenses	52.6	40.0	75.4
Loss on extinguishment of debt	7.3	—	—
Total expenses	115.5	90.9	123.6
Loss before income taxes and equity in undistributed earnings of subsidiaries	(101.6)	(80.9)	(107.0)
Income tax expense (benefit)	(32.4)	(20.8)	27.4
Loss before equity in undistributed earnings of subsidiaries	(69.2)	(60.1)	(134.4)
Equity in undistributed earnings (losses) of subsidiaries (eliminated in consolidation)	478.6	(254.9)	310.0
Net income (loss)	$409.4	$(315.0)	$175.6

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2019, 2018 and 2017
(Dollars in millions)

	2019	2018	2017
Cash flows from operating activities	$(77.9)	$(107.2)	$(181.8)
Cash flows from investing activities:
Sales of investments	20.2	250.1	54.9
Purchases of investments	—	(30.9)	(123.6)
Net sales of trading securities	8.8	8.3	9.1
Dividends received from consolidated subsidiary, net of capital contributions of nil in 2019; $265.0 in 2018 and nil in 2017*	194.3	(40.1)	363.5
Net cash provided by investing activities	223.3	187.4	303.9
Cash flows from financing activities:
Issuance of notes payable, net	494.2	—	—
Payments on notes payable	(425.0)	—	—
Expenses related to extinguishment of debt	(6.1)	—	—
Issuance of common stock	9.2	3.9	8.3
Payments to repurchase common stock	(254.5)	(108.0)	(168.3)
Common stock dividends paid	(67.1)	(64.8)	(59.6)
Issuance of notes payable to affiliates*	254.9	227.7	310.8
Payments on notes payable to affiliates*	(175.0)	(94.2)	(158.3)
Net cash used by financing activities	(169.4)	(35.4)	(67.1)
Net increase (decrease) in cash and cash equivalents	(24.0)	44.8	55.0
Cash and cash equivalents, beginning of the year	205.9	161.1	106.1
Cash and cash equivalents, end of the year	$181.9	$205.9	$161.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2019, 2018 and 2017
(Dollars in millions)

	2019	2018	2017
Life insurance inforce:
Direct	$28,282.8	$27,662.8	$27,154.3
Assumed	107.1	114.4	120.5
Ceded	(3,204.1)	(3,321.3)	(3,452.6)
Net insurance inforce	$25,185.8	$24,455.9	$23,822.2
Percentage of assumed to net	.4%	.5%	.5%

	2019	2018	2017
Insurance policy income:
Direct	$2,537.7	$2,540.2	$2,560.5
Assumed	25.1	28.0	30.4
Ceded	(244.3)	(128.3)	(88.6)
Net premiums	$2,318.5	$2,439.9	$2,502.3
Percentage of assumed to net	1.1%	1.1%	1.2%

EXHIBIT INDEX
Exhibit
No.    Description

2.1
Master Transaction Agreement dated as of August 1, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 2, 2018.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of February 20, 2019, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

4.5	Form of 5.250% Senior Notes due 2025 (included in Exhibit 4.4).

4.6
Indenture, dated as of June 12, 2019, between CNO Financial Group, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed June 12, 2019.

4.7
First Supplemental Indenture, dated as of June 12, 2019, between CNO Financial Group, Inc. and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2029, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed June 12, 2019.

4.8	Form of 5.250% Senior Notes due 2029 (included in Exhibit 4.7).

4.9	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.10*	Form of stock option agreement for 2019, incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2018.

10.11*	Form of restricted stock unit award agreement for 2019, incorporated by reference to Exhibit 10.11 of our Annual Report on Form 10-K for the year ended December 31, 2018.

10.12*	Form of performance stock unit award agreement for 2019, incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

10.16
Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.17*
Amended and Restated Employment Agreement dated as of August 6, 2019 between the Company and Gary C. Bhojwani, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 6, 2019.

10.18*	CNO Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.19
Coinsurance agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2018.

10.20
Trust Agreement dated as of September 27, 2018 by and among Bankers Life and Casualty Company, Wilton Reassurance Company and Citibank, N.A., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2018.

10.21
Administrative Services Agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2018.

10.22
Transition Services Agreement dated as of September 27, 2018 by and between CNO Services, LLC and Wilton Reassurance Company, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2018.

10.23*	Executive Severance Pay Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 8, 2019.

10.24*
Form of Confidential Information and Nonsolicitation Agreement between the Company and each of Bruce Baude, Karen DeToro, Yvonne Franzese, Eric Johnson, Paul McDonough, Rocco Tarasi and Matthew Zimpfer, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2019.

10.25*
Form of Confidential Information, Noncompetition and Nonsolicitation Agreement between the Company and each of Scott Goldberg, Michael Heard and Joel Schwartz, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed August 8, 2019.

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