Form 10-Q
period 2020-03-31
CNO Financial Group, Inc.
filed 2020-05-11
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of April 28, 2020:  143,617,498

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2020	December 31, 2019

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses of $19.9 at March 31, 2020; amortized cost: March 31, 2020 - $19,420.2; December 31, 2019 - $19,179.5)	$20,379.1	$21,295.2
Equity securities at fair value (cost: March 31, 2020 - $65.9; December 31, 2019 - $44.2)	50.1	44.1
Mortgage loans (net of allowance for credit losses of $8.3 at March 31, 2020)	1,484.1	1,566.1
Policy loans	124.7	124.5
Trading securities	227.8	243.9
Investments held by variable interest entities (net of allowance for credit losses of $37.7 at March 31, 2020; amortized cost: March 31, 2020 - $1,216.4; December 31, 2019 - $1,206.3)	1,038.1	1,188.6
Other invested assets	953.3	1,118.5
Total investments	24,257.2	25,580.9
Cash and cash equivalents - unrestricted	482.0	580.0
Cash and cash equivalents held by variable interest entities	68.5	74.7
Accrued investment income	213.0	205.9
Present value of future profits	282.2	275.4
Deferred acquisition costs	1,398.6	1,215.5
Reinsurance receivables (net of allowance for credit losses of $4.0 at March 31, 2020)	4,727.5	4,785.7
Income tax assets, net	703.2	432.6
Assets held in separate accounts	3.2	4.2
Other assets	599.6	476.0
Total assets	$32,735.0	$33,630.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2020	December 31, 2019

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,138.1	$12,132.3
Future policy benefits	11,429.9	11,498.5
Liability for policy and contract claims	510.7	522.3
Unearned and advanced premiums	251.0	260.5
Liabilities related to separate accounts	3.2	4.2
Other liabilities	850.7	750.2
Investment borrowings	1,643.9	1,644.3
Borrowings related to variable interest entities	1,152.3	1,152.5
Notes payable – direct corporate obligations	989.4	989.1
Total liabilities	28,969.2	28,953.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2020 – 143,610,046; December 31, 2019 – 148,084,178)	1.4	1.5
Additional paid-in capital	2,688.5	2,767.3
Accumulated other comprehensive income	595.2	1,372.5
Retained earnings	480.7	535.7
Total shareholders' equity	3,765.8	4,677.0
Total liabilities and shareholders' equity	$32,735.0	$33,630.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2020	2019
Revenues:
Insurance policy income	$628.7	$619.3
Net investment income:
General account assets	280.3	268.8
Policyholder and other special-purpose portfolios	(110.7)	87.0
Realized investment gains (losses):
Net realized investment gains (losses)	(60.1)	18.3
Change in allowance for credit losses and other-than-temporary impairment losses (a)	(55.4)	(2.2)
Total realized gains (losses)	(115.5)	16.1
Fee revenue and other income	34.4	31.8
Total revenues	717.2	1,023.0
Benefits and expenses:
Insurance policy benefits	490.8	623.5
Interest expense	33.4	41.0
Amortization	50.2	58.2
Other operating costs and expenses	213.8	234.7
Total benefits and expenses	788.2	957.4
Income (loss) before income taxes	(71.0)	65.6
Income tax expense (benefit):
Tax expense (benefit) on period income	(15.8)	13.8
Valuation allowance for deferred tax assets and other tax items	(34.0)	—
Net income (loss)	$(21.2)	$51.8
Earnings per common share:
Basic:
Weighted average shares outstanding	145,829,000	160,948,000
Net income (loss)	$(.15)	$.32
Diluted:
Weighted average shares outstanding	145,829,000	162,189,000
Net income (loss)	$(.15)	$.32

______________

(a)	No portion of the other-than-temporary impairments recognized in the 2019 period was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2020	2019
Net income (loss)	$(21.2)	$51.8
Other comprehensive income, before tax:
Unrealized gains (losses) on investments:	(1,325.4)	690.2
Adjustment to present value of future profits and deferred acquisition costs	136.3	(50.5)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	135.5	(31.5)
Reclassification adjustments:
For net realized investment losses included in net income (loss)	65.6	1.1
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income (loss)	(3.4)	.2
Other comprehensive income (loss) before tax	(991.4)	609.5
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	214.1	(132.3)
Other comprehensive income (loss), net of tax	(777.3)	477.2
Comprehensive income (loss)	$(798.5)	$529.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2018	162,202	$1.6	$2,995.0	$177.7	$196.6	$3,370.9
Cumulative effect of accounting change	—	—	—	—	(3.1)	(3.1)
Balance, January 1, 2019	162,202	1.6	2,995.0	177.7	193.5	3,367.8
Net income	—	—	—	—	51.8	51.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $132.3)	—	—	—	477.1	—	477.1
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of less than $.1)	—	—	—	.1	—	.1
Common stock repurchased	(2,893)	—	(47.0)	—	—	(47.0)
Dividends on common stock	—	—	—	—	(16.1)	(16.1)
Employee benefit plans, net of shares used to pay tax withholdings	646	—	4.2	—	—	4.2
Balance, March 31, 2019	159,955	$1.6	$2,952.2	$654.9	$229.2	$3,837.9

Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	1.5	2,767.3	1,372.5	517.9	4,659.2
Net loss	—	—	—	—	(21.2)	(21.2)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $214.1)	—	—	—	(777.3)	—	(777.3)
Common stock repurchased	(5,083)	(.1)	(82.9)	—	—	(83.0)
Dividends on common stock	—	—	—	—	(16.0)	(16.0)
Employee benefit plans, net of shares used to pay tax withholdings	609	—	4.1	—	—	4.1
Balance, March 31, 2020	143,610	$1.4	$2,688.5	$595.2	$480.7	$3,765.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Insurance policy income	$575.3	$581.2
Net investment income	285.7	272.3
Fee revenue and other income	34.4	31.8
Insurance policy benefits	(429.2)	(407.7)
Interest expense	(20.3)	(28.9)
Deferrable policy acquisition costs	(68.2)	(69.6)
Other operating costs	(250.1)	(241.8)
Income taxes	(1.9)	5.0
Net cash from operating activities	125.7	142.3
Cash flows from investing activities:
Sales of investments	417.9	1,775.5
Maturities and redemptions of investments	595.7	516.2
Purchases of investments	(1,178.2)	(2,406.5)
Net purchases of trading securities	(6.3)	(.7)
Other	(7.3)	(10.6)
Net cash used by investing activities	(178.2)	(126.1)
Cash flows from financing activities:
Issuance of common stock	2.7	2.8
Payments to repurchase common stock	(88.0)	(44.0)
Common stock dividends paid	(16.2)	(16.4)
Amounts received for deposit products	404.8	420.1
Withdrawals from deposit products	(354.0)	(342.8)
Issuance of investment borrowings:
Federal Home Loan Bank	—	50.0
Payments on investment borrowings:
Federal Home Loan Bank	(.5)	(50.3)
Related to variable interest entities	(.5)	(.9)
Net cash provided (used) by financing activities	(51.7)	18.5
Net increase (decrease) in cash and cash equivalents	(104.2)	34.7
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	654.7	656.6
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$550.5	$691.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2019 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2020 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) deferred acquisition costs; (viii) the present value of future profits; and (ix) income tax assets. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

The balance sheet at December 31, 2019, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

INVESTMENTS

We classify our fixed maturity securities into one of two categories: (i) "available for sale" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); or (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as either net investment income (classified as investment income from policyholder and other special-purpose portfolios) or realized investment gains (losses)).

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

When an available for sale fixed maturity security's fair value is below the amortized cost, the security is considered impaired. If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors and report the credit loss component in net realized investment gains (losses) limited to the difference between estimated fair value and amortized cost. The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income along with unrealized gains related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectable, the remaining amortized cost will be written off.

In determining the credit loss component, we discount the estimated cash flows on a security by security basis. We consider the impact of macroeconomic conditions on inputs used to measure the amount of credit loss. For most structured securities, cash flow estimates are based on bond-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including overcollateralization, excess spread, subordination and guarantees. For corporate bonds, cash flow estimates are derived by considering asset type, rating, time to maturity, and applying an expected loss rate.

If we intend to sell an impaired fixed maturity security, available for sale, or identify an impaired fixed maturity security, available for sale, for which is it more likely than not we will be required to sell before anticipated recovery, the difference between the fair value and the amortized cost is included in net realized investment gains (losses) and the fair value becomes the new amortized cost. The new cost basis is not adjusted for any subsequent recoveries in fair value.

The Company reports investment income accrued separately from fixed maturities, available for sale, and has elected not to measure an allowance for credit losses for investment income accrued. Investment income accrued is written off through net investment income at the time the issuer of the bond defaults or is expected to default on payments.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2020 and December 31, 2019, were as follows (dollars in millions):

	March 31, 2020	December 31, 2019
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$—	$1.1
Net unrealized gains on all other fixed maturity securities, available for sale	—	2,095.3
Net unrealized gains on investments having no allowance for credit losses	957.4	—
Unrealized losses on investments with an allowance for credit losses	(120.8)	—
Adjustment to present value of future profits (a)	(3.9)	(18.9)
Adjustment to deferred acquisition costs	(71.0)	(227.9)
Adjustment to insurance liabilities	—	(96.5)
Deferred income tax liabilities	(166.5)	(380.6)
Accumulated other comprehensive income	$595.2	$1,372.5
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$11,740.8	$1,207.8	$(313.1)	$(18.2)	$12,617.3
United States Treasury securities and obligations of United States government corporations and agencies	150.5	82.1	—	—	232.6
States and political subdivisions	1,970.6	254.7	(3.3)	(.6)	2,221.4
Foreign governments	88.1	6.2	(.7)	(.1)	93.5
Asset-backed securities	1,272.4	14.4	(81.1)	—	1,205.7
Agency residential mortgage-backed securities	72.7	7.6	—	—	80.3
Non-agency residential mortgage-backed securities	1,854.2	48.4	(76.5)	(1.0)	1,825.1
Commercial mortgage-backed securities	1,812.5	14.9	(123.1)	—	1,704.3
Collateralized loan obligations	458.4	—	(59.5)	—	398.9
Total fixed maturities, available for sale	$19,420.2	$1,636.1	$(657.3)	$(19.9)	$20,379.1

At December 31, 2019, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Corporate securities	$11,403.5	$1,544.1	$(12.3)	$12,935.3	$—
United States Treasury securities and obligations of United States government corporations and agencies	161.4	43.3	(.1)	204.6	—
States and political subdivisions	2,002.1	246.1	(1.5)	2,246.7	—
Foreign governments	82.6	13.0	—	95.6	—
Asset-backed securities	1,352.9	36.8	(1.8)	1,387.9	—
Agency residential mortgage-backed securities	89.2	5.8	—	95.0	—
Non-agency residential mortgage-backed securities	1,871.0	172.3	(1.0)	2,042.3	(.3)
Commercial mortgage-backed securities	1,812.7	75.3	(1.0)	1,887.0	—
Collateralized loan obligations	404.1	.1	(3.4)	400.8	—
Total fixed maturities, available for sale	$19,179.5	$2,136.8	$(21.1)	$21,295.2	$(.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$305.2	$308.8
Due after one year through five years	1,061.5	1,065.6
Due after five years through ten years	1,371.3	1,375.2
Due after ten years	11,212.0	12,415.2
Subtotal	13,950.0	15,164.8
Structured securities	5,470.2	5,214.3
Total fixed maturities, available for sale	$19,420.2	$20,379.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2020 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$2,121.2	$(230.9)	$15.7	$(8.8)	$2,136.9	$(239.7)
States and political subdivisions	36.8	(1.2)	—	—	36.8	(1.2)
Foreign governments	9.8	(.3)	—	—	9.8	(.3)
Asset-backed securities	903.2	(78.1)	44.7	(3.0)	947.9	(81.1)
Non-agency residential mortgage-backed securities	1,019.4	(71.8)	36.4	(4.7)	1,055.8	(76.5)
Collateralized loan obligations	273.8	(41.8)	116.4	(17.7)	390.2	(59.5)
Commercial mortgage-backed securities	1,256.5	(123.0)	1.8	(.2)	1,258.3	(123.2)
Total fixed maturities, available for sale	$5,620.7	$(547.1)	$215.0	$(34.4)	$5,835.7	$(581.5)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2019 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$305.5	$(6.6)	$96.8	$(5.7)	$402.3	$(12.3)
United States Treasury securities and obligations of United States government corporations and agencies	7.0	(.1)	3.5	—	10.5	(.1)
States and political subdivisions	110.1	(1.5)	—	—	110.1	(1.5)
Foreign governments	3.4	—	—	—	3.4	—
Asset-backed securities	75.7	(.4)	45.5	(1.4)	121.2	(1.8)
Agency residential mortgage-backed securities	8.8	—	—	—	8.8	—
Non-agency residential mortgage-backed securities	137.4	(.7)	67.2	(.3)	204.6	(1.0)
Collateralized loan obligations	220.7	(1.1)	115.4	(2.3)	336.1	(3.4)
Commercial mortgage-backed securities	394.2	(1.0)	12.8	—	407.0	(1.0)
Total fixed maturities, available for sale	$1,262.8	$(11.4)	$341.2	$(9.7)	$1,604.0	$(21.1)

Based on management's current assessment of investments with unrealized losses at March 31, 2020, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2020 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Non-agency residential mortgage-backed securities	Total
Allowance at January 1, 2020	$2.1	$—	$—	$—	$2.1
Additions for securities for which credit losses were not previously recorded	17.5	.6	.1	1.0	19.2
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(1.1)	—	—	—	(1.1)
Reduction for securities sold during the period	(.3)	—	—	—	(.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at March 31, 2020	$18.2	$.6	$.1	$1.0	$19.9

Mortgage Loans

Mortgage loans are carried at amortized unpaid balance, net of allowance for estimated credit losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received.

The allowance for estimated credit losses is measured using a loss-rate method on an individual asset basis. Inputs used include asset-specific characteristics, current economic conditions, historical loss information and reasonable and supportable forecasts about future economic conditions.

At March 31, 2020, the mortgage loan balance was primarily comprised of commercial mortgage loans. At March 31, 2020, there was one commercial mortgage loan in process of foreclosure with a carrying value of $5.9 million and there were three residential mortgage loans that were noncurrent with a carrying value of $.5 million. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. At March 31, 2020, we held residential mortgage loan investments with an amortized cost and fair value of $102.9 million and $103.0 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2020 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2020	2019	2018	2017	2016	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$14.6	$111.6	$113.8	$107.5	$63.3	$637.9	$1,048.7	$1,134.3	$2,906.8
60% to less than 70%	19.2	24.0	43.5	—	40.8	103.8	231.3	246.4	361.6
70% to less than 80%	—	—	—	—	—	73.3	73.3	77.0	97.9
80% to less than 90%	—	—	—	—	10.0	26.2	36.2	37.6	41.8
Total	$33.8	$135.6	$157.3	$107.5	$114.1	$841.2	$1,389.5	$1,495.3	$3,408.1
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended March 31, 2020 (dollars in millions):

Mortgage loans
Allowance for credit losses at January 1, 2020	$6.7
Current period provision for expected credit losses	1.6
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at March 31, 2020	$8.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Fixed maturity securities, available for sale:
Gross realized gains on sale	$11.9	$60.9
Gross realized losses on sale	(21.4)	(51.5)
Change in allowance for credit losses and other-than-temporary impairment losses	(25.9)	(2.2)
Net realized investment gains (losses) from fixed maturities	(35.4)	7.2
Equity securities, including change in fair value (a)	(15.7)	10.7
Change in allowance for credit losses of other investments (b)	(29.5)	—
Other (c)	(34.9)	(1.8)
Net realized investment gains (losses)	$(115.5)	$16.1

_________________

(a)	The change in the estimated fair value of equity securities still held at March 31, 2020 was $(15.7) million.

(b)	Includes $(27.8) million related to the change in allowance for credit losses related to investments held by variable interest entities ("VIEs").

(c)	The change in the estimated fair value of certain structured securities held at March 31, 2020 that we have elected the fair value option and classify as trading securities was $(26.8) million.

During the first three months of 2020, we recognized net realized investment losses of $115.5 million, which were comprised of: (i) $11.7 million of net losses from the sales of investments; (ii) $15.7 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $26.7 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $6.0 million; and (v) an increase in the allowance for credit losses and other-than-temporary impairment losses of $55.4 million.

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

At March 31, 2020, there were no fixed maturity investments in default.

During the first three months of 2020, the $21.4 million of realized losses on sales of $174.3 million of fixed maturity securities, available for sale included: (i) $6.9 million related to various corporate securities; (ii) $11.7 million related to commercial mortgage-backed securities; and (iii) $2.8 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2019, the $51.5 million of realized losses on sales of $747.4 million of fixed maturity securities, available for sale, included: (i) $44.6 million related to various corporate securities; (ii) $6.9 million related to various other investments.

During the first three months of 2019, we recognized $2.2 million of impairment losses recorded in earnings related to a corporate security due to issuer specific event.

Prior to January 1, 2020, we regularly evaluated all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses were "other than temporary" required significant judgment.  Factors considered included: (i) the extent to which fair value was less than the cost basis; (ii) the length of time that the fair value had been less than cost; (iii) whether the unrealized loss was event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment was investment-grade and/or had been downgraded since its purchase; (vi) whether the issuer was current on all payments in accordance with the contractual terms of the investment and was expected to meet all of its obligations under the terms of the investment; (vii) whether we intended to sell the investment or it was more likely than not that circumstances would require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment would be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) our best estimate of the value of any collateral; and (xi) other objective and subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended March 31, 2019 (dollars in millions):

Three months ended
March 31, 2019
Credit losses on fixed maturity securities, available for sale, beginning of period	$(.2)
Add: credit losses on other-than-temporary impairments not previously recognized	—
Less: credit losses on securities sold	—
Less: credit losses on securities impaired due to intent to sell (a)	—
Add: credit losses on previously impaired securities	—
Less: increases in cash flows expected on previously impaired securities	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.2)
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
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2020	2019
Net income (loss) for basic and diluted earnings per share	$(21.2)	$51.8
Shares:
Weighted average shares outstanding for basic earnings per share	145,829	160,948
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	—	1,241
Weighted average shares outstanding for diluted earnings per share	145,829	162,189

In the three months ended March 31, 2020, equivalent common shares of 768,000 (related to stock options, restricted stock and performance units) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive due to the net loss recognized by the Company in such period.

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

BUSINESS SEGMENTS

Prior to 2020, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which were defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.

In January 2020, we announced a new operating model that changes how we view our operating segments. Instead of the operating business segments described above, we view our operations as four insurance product lines (annuity, health, life and long-term care) and the investment and fee revenue segments. The new structure creates a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Our new segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business. We began reporting under the new segment structure in the first quarter of 2020. Prior period results have been reclassified to conform to the new reporting structure.

Our insurance product line segments (including annuity, health, life and long-term care) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. Under our new operating model, the business written in each of the four product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities for the block in each period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Income from insurance products is the sum of the insurance margins of the annuity, health, life and long-term care product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Under our new structure, we market our insurance products through the Consumer and Worksite Divisions that reflect the customers served by the Company.

The Consumer Division serves individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces and industry-leading direct-to-consumer business with proven experience in advertising, web/digital and call center support.

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisition of Web Benefits Design Corporation ("WBD"). The individual results for the Worksite Division are currently not significant pursuant to accounting standards, but are expected to grow. We plan to analyze the profitability of the insurance products of the Consumer and Worksite Divisions separately when the Worksite Division becomes significant.

We also centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the Federal Home Loan Bank ("FHLB") investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income from company-owned life insurance ("COLI") and variations in income from alternative investments), net of interest expense on corporate debt.

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm) and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Revenues:
Annuity:
Insurance policy income	$5.6	$6.6
Net investment income	117.4	115.8
Total annuity revenues	123.0	122.4
Health:
Insurance policy income	362.1	358.2
Net investment income	36.1	36.2
Total health revenues	398.2	394.4
Life:
Insurance policy income	194.1	187.2
Net investment income	34.3	34.5
Total life revenues	228.4	221.7
Long-term care:
Insurance policy income	66.9	67.3
Net investment income	34.3	33.3
Total long-term care revenues	101.2	100.6
Investment income not allocated to product lines:
Related to fixed index products	(136.5)	43.6
Other investment income	72.4	73.2
Fee revenue and other income:
Fee income	28.8	25.8
Amounts netted in expenses not allocated to product lines	1.8	2.3
Total segment revenues	$817.3	$984.0

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2020	2019
Expenses:
Annuity:
Insurance policy benefits	$5.5	$7.9
Interest credited	42.0	43.2
Amortization and non-deferred commissions	16.0	15.1
Total annuity expenses	63.5	66.2
Health:
Insurance policy benefits	269.6	264.9
Amortization and non-deferred commissions	55.0	50.6
Total health expenses	324.6	315.5
Life:
Insurance policy benefits	131.9	130.8
Interest credited	10.3	10.2
Amortization and non-deferred commissions	41.9	37.6
Total life expenses	184.1	178.6
Long-term care:
Insurance policy benefits	84.2	85.5
Amortization and non-deferred commissions	3.7	3.6
Total long-term care expenses	87.9	89.1
Allocated expenses	136.6	135.9
Expenses not allocated to product lines	15.6	20.4
Amounts netted in investment income not allocated to product lines:
Market value changes credited to policyholders	(136.5)	43.6
Interest expense	22.7	24.5
Other expenses	(7.7)	5.4
Expenses netted in fee revenue:
Distribution and commission expenses	21.0	21.4
Total segment expenses	711.8	900.6
Pre-tax measure of profitability:
Annuity margin	59.5	56.2
Health margin	73.6	78.9
Life margin	44.3	43.1
Long-term care margin	13.3	11.5
Total insurance product margin	190.7	189.7
Allocated expenses	(136.6)	(135.9)
Income from insurance products	54.1	53.8
Fee income	7.8	4.4
Investment income not allocated to product lines	57.4	43.3
Expenses not allocated to product lines	(13.8)	(18.1)
Operating earnings before taxes	105.5	83.4
Income tax expense on operating income	21.2	17.6
Net operating income	$84.3	$65.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Total segment revenues	$817.3	$984.0
Net realized investment gains	(115.5)	16.1
Revenues related to VIEs	10.7	17.9
Fee revenue related to transition services agreement	4.7	5.0
Consolidated revenues	717.2	1,023.0

Total segment expenses	711.8	900.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	83.8	37.4
Amortization related to fair value changes in embedded derivative liabilities	(17.1)	(7.8)
Amortization related to net realized investment gains	(3.4)	.2
Expenses related to VIEs	11.0	16.9
Fair value changes related to agent deferred compensation plan	—	5.3
Expenses related to transition services agreement	2.1	4.8
Consolidated expenses	788.2	957.4
Income before tax	(71.0)	65.6
Income tax expense (benefit):
Tax expense on period income	(15.8)	13.8
Valuation allowance for deferred tax assets and other tax items	(34.0)	—
Net income	$(21.2)	$51.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2020	December 31, 2019
Assets:
Other invested assets:
Fixed index call options	$47.6	$203.8
Reinsurance receivables	(7.2)	(1.2)
Total assets	$40.4	$202.6
Liabilities:
Future policy benefits:
Fixed index products	$1,548.5	$1,565.4
Total liabilities	$1,548.5	$1,565.4

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $115 million in underlying investments held by the ceding reinsurer at March 31, 2020.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options were $3.2 billion at both March 31, 2020 and December 31, 2019.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$(136.7)	$42.7
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	(6.0)	2.3
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(76.7)	(35.0)
Total	$(219.4)	$10.0

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2020, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2020 and December 31, 2019 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2020:
Fixed index call options	$47.6	$—	$47.6	$—	$—	$47.6
December 31, 2019:
Fixed index call options	203.8	—	203.8	—	—	203.8

REINSURANCE

The cost of reinsurance ceded totaled $84.0 million and $67.9 million in the first quarters of 2020 and 2019, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $106.0 million and $108.7 million in the first quarters of 2020 and 2019, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $6.0 million and $6.5 million in the first quarters of 2020 and 2019, respectively. Insurance policy benefits related to reinsurance assumed totaled $8.4 million and $8.9 million in the first quarters of 2020 and 2019, respectively.

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

	Three months ended
	March 31,
	2020	2019
Current tax expense (benefit)	$(63.6)	$5.2
Deferred tax expense	47.8	8.6
Income tax expense (benefit) calculated based on estimated annual effective tax rate	(15.8)	13.8
Income tax benefit on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	(34.0)	—
Total income tax expense (benefit)	$(49.8)	$13.8

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2020	2019
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	2.7	(.9)
State taxes	(1.4)	.9
Estimated annual effective tax rate calculated before discrete items	22.3	21.0
Impact on effective tax rate from discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	47.8	—
Effective tax rate	70.1%	21.0%

The Tax Cuts and Job Act (the “Tax Reform Act”), which was effective in 2018, eliminated a company’s ability to carryback losses to prior years for losses realized in 2018 and beyond. In addition, the utilization of these net operating loss carryforwards ("NOLs") to offset income in 2018 and subsequent years was limited to 80 percent of taxable income. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic, was signed into law in March 2020. Provisions in the CARES Act permit NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we are able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a $34.0 million tax benefit from the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Reform Act). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2020	December 31, 2019
Deferred tax assets:
Net federal operating loss carryforwards	$460.3	$532.3
Net state operating loss carryforwards	9.1	10.3
Insurance liabilities	346.0	351.3
Indirect costs allocable to self-constructed real estate assets	51.6	50.3
Other	55.3	40.4
Gross deferred tax assets	922.3	984.6
Deferred tax liabilities:
Investments	(7.4)	(24.4)
Present value of future profits and deferred acquisition costs	(149.1)	(150.1)
Accumulated other comprehensive income	(165.9)	(381.2)
Gross deferred tax liabilities	(322.4)	(555.7)
Net deferred tax assets	599.9	428.9
Current income taxes prepaid	103.3	3.7
Income tax assets, net	$703.2	$432.6

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

In the fourth quarter of 2019, the Company implemented a tax planning strategy whereby, pursuant to the Internal Revenue Code (the "Code"), the Company will reflect a change in its method of accounting for indirect costs allocable to self-constructed real estate assets in its 2019 federal income tax return filing. Such tax planning strategy is expected to increase taxable income for the tax years 2019 through 2023.

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded and tax planning strategies. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable. At March 31, 2020, our projection of future taxable income for purposes of determining the valuation allowance is based on our adjusted average annual baseline taxable income which is assumed to increase by approximately 3.5% for the next five years, and level taxable income thereafter, plus the incremental increase to non-life taxable income associated with a tax planning strategy. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $599.9 million will be realized through future taxable earnings. Therefore, the Company released its remaining valuation allowance of $193.7 million in the fourth quarter of 2019.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.63 percent at March 31, 2020), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2020, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Pursuant to the Tax Reform Act, NOLs generated subsequent to 2017 do not have an expiration date. We have $2.2 billion of federal NOLs as of March 31, 2020, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,558.9
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	2,145.5
Post 2017 life NOLs with no expiration	46.2
Total federal NOLs	$2,191.7

Our life NOLs are expected to be fully utilized in 2020, depending on the level of life taxable income during such period. Our non-life NOLs can be used to offset 35 percent of remaining life insurance company taxable income after application of the life NOLs, until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $9.1 million and $10.3 million at March 31, 2020 and December 31, 2019, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020	December 31, 2019
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
Unamortized debt issue costs	(10.6)	(10.9)
Direct corporate obligations	$989.4	$989.1

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. There were no amounts outstanding under the Revolving Credit Agreement during the three months ended March 31, 2020.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 24.3 percent at March 31, 2020); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 406 percent at March 31, 2020); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,170.6 million at March 31, 2020 compared to the minimum requirement of $2,693.0 million).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at March 31, 2020 (dollars in millions):

Year ending March 31,
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	1,000.0
$1,000.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of March 31, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at March 31, 2020, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2020
$21.7	June 2020	Fixed rate – 1.960%
100.0	July 2021	Variable rate – 2.388%
100.0	July 2021	Variable rate – 2.351%
27.9	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 2.271%
125.0	August 2021	Variable rate – 1.427%
50.0	September 2021	Variable rate – 2.187%
22.0	May 2022	Variable rate – 1.930%
100.0	May 2022	Variable rate – 1.371%
10.0	June 2022	Variable rate – 1.613%
50.0	July 2022	Variable rate – 2.218%
50.0	July 2022	Variable rate – 2.181%
50.0	July 2022	Variable rate – 2.175%
50.0	August 2022	Variable rate – 2.132%
50.0	December 2022	Variable rate – 1.880%
50.0	December 2022	Variable rate – 1.880%
23.0	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 1.095%
100.0	July 2023	Variable rate – 1.190%
50.0	February 2024	Variable rate – 2.002%
50.0	May 2024	Variable rate – 1.180%
21.8	May 2024	Variable rate – 1.404%
100.0	May 2024	Variable rate – 1.426%
50.0	May 2024	Variable rate – 1.471%
75.0	June 2024	Variable rate – 1.685%
100.0	July 2024	Variable rate – 2.210%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – 1.987%
15.0	July 2024	Variable rate – 2.225%
25.0	September 2024	Variable rate – 1.571%
19.8	June 2025	Fixed rate – 2.940%
$1,643.9

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2020, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $5.5 million.

Interest expense of $9.1 million and $12.4 million in the first three months of 2020 and 2019, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first three months of 2020, we repurchased 5.1 million shares of common stock for $83.0 million under our securities repurchase program. The Company had remaining repurchase authority of $449.3 million as of March 31, 2020. In light of the current uncertainty related to the COVID-19 pandemic, we suspended share repurchases beginning in mid-March 2020.

In the first three months of 2020, dividends declared on common stock totaled $16.0 million ($0.11 per common share).

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $3.3 million and $7.1 million during the three months ended March 31, 2020 and 2019, respectively.  Amounts amortized totaled $(.3) million and $1.5 million during the three months ended March 31, 2020 and 2019, respectively.  The unamortized balance of deferred sales inducements was $64.3 million and $60.7 million at March 31, 2020 and December 31, 2019, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that makes targeted improvements to the accounting for long-duration contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable. In October 2019, the FASB approved a delay for the effective date of the adoption of this guidance by one year (until January 1, 2022). The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses on available for sale debt securities are measured in a manner similar to current GAAP. However, the guidance requires that credit losses be presented as an allowance rather than as a writedown. The guidance was effective for the Company on January 1, 2020. The impact of adoption, using the modified retrospective approach, was as follows (dollars in millions):

	January 1, 2020
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted
Fixed maturities, available for sale	$21,295.2	$(2.1)	$21,293.1
Mortgage loans	15,661.0	(6.7)	15,654.3
Investments held by variable interest entities	1,188.6	(9.9)	1,178.7
Income tax assets, net	432.6	4.9	437.5
Reinsurance receivables	4,785.7	(4.0)	4,781.7
Total assets	33,630.9	(17.8)	33,613.1
Retained earnings	535.7	(17.8)	517.9
Total shareholders' equity	4,677.0	(17.8)	4,659.2

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

In January 2017, the FASB issued authoritative guidance that removes Step 2 of the goodwill impairment test under current guidance, which requires a hypothetical purchase price allocation. The new guidance requires an impairment charge to be recognized for the amount by which the carrying amount exceeds the reported unit's fair value. Upon adoption, the guidance is to be applied prospectively. The guidance was effective for the Company on January 1, 2020. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In August 2018, the FASB issued authoritative guidance related to changes to the disclosure requirements for fair value measurement. The new guidance removes, modifies and adds certain disclosure requirements. The guidance was effective for the Company on January 1, 2020. The adoption of such guidance impacted certain fair value disclosures, but did not impact our consolidated financial position, results of operations or cash flows.

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

On December 19, 2018, Melanie Cyganowski, as Equity Receiver for Platinum Partners Credit Opportunities Master Fund, LP ("PPCO") and other Platinum entities (the "PPCO Receiver") brought an action in the United States District Court for the Southern District of New York, Cyganowski v. Beechwood Re Ltd, et al., alleging, among other claims, fraud, aiding and abetting fraud, fraudulent transfer and violation of the Racketeer Influenced and Corrupt Organizations Act against numerous defendants, including Beechwood Re Ltd. ("BRe") and many of its affiliates, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. The PPCO Receiver alleges that Platinum insiders conspired with BRe and its principals and affiliates in a massive fraudulent scheme to enrich the Platinum and BRe insiders to the detriment of Platinum investors and creditors. The PPCO Receiver alleges that CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. have liability for the fraudulent scheme of the Platinum and BRe insiders under a theory that they turned a blind eye to the fraudulent scheme due to their desire to transfer unprofitable legacy portfolios of long-term care insurance via the reinsurance transactions with BRe. On January 24, 2019, the court consolidated the PPCO Receiver action with two other cases (to which the CNO companies are not parties) before it for at least discovery purposes.  On August 19, 2019, the court granted in their entirety CNO Financial Group, Inc.’s and 40|86 Advisors, Inc.’s motions to dismiss the PPCO Receiver’s claims against them. The court granted in part and denied in part the motions to dismiss of BCLIC and Washington National, dismissing the PPCO Receiver’s claims for, among other things, fraud, aiding and abetting fraud, securities fraud and violation of the Racketeer Influenced and Corrupt Organizations Act, while denying BCLIC’s and Washington National’s motions to dismiss the PPCO Receiver’s fraudulent transfer and unjust enrichment claims. BCLIC and Washington National have agreed with the PPCO Receiver to fully settle the Cyganowski case and are preparing a settlement agreement for approval by the court. Under the settlement, neither BCLIC nor Washington National will incur any liability or make any payment to anyone, but instead they will be granted an allowed claim against PPCO’s estate.

On April 9, 2019, BCLIC and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Wilmington Trust, National Association, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "Wilmington Action").  In the Wilmington Action, BCLIC and Washington National assert claims against Wilmington Trust, National Association ("Wilmington") for breaching its express contractual obligations under four trust agreements pursuant to which Wilmington was the trustee in regard to trust assets ceded as part of reinsurance agreements with BRe, as well as for breaching its fiduciary duties to BCLIC and Washington National. The Court granted Wilmington’s motion to dismiss this litigation. BCLIC and Washington National are appealing the
Court’s decision.

On June 7, 2019, the Joint Official Liquidators of Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) and Principal Growth Strategies, LLC, commenced suit against, among others, BCLIC, Washington National, 40|86 Advisors, Inc. and CNO Financial Group, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

were fraudulently transferred to the Reinsurance Trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties are vigorously contesting the plaintiff’s claims. The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court.

On June 28, 2019, BCLIC and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. KPMG LLP, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "KPMG Action").  In the KPMG Action, BCLIC and Washington National assert claims against KPMG LLP ("KPMG") for aiding and abetting fraud, constructive fraud and negligent misrepresentation arising from KPMG's alleged role in the Platinum Partners' scheme to defraud BCLIC and Washington National into reinsuring its long-term care business with BRe. The Court granted KPMG’s motion to dismiss this litigation. BCLIC and Washington
National are appealing the Court’s decision.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(21.2)	$51.8
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	59.6	66.6
Income taxes	(51.7)	18.7
Insurance liabilities	9.7	177.9
Accrual and amortization of investment income	116.1	(83.6)
Deferral of policy acquisition costs	(68.2)	(69.6)
Net realized investment (gains) losses	115.5	(16.1)
Other	(34.1)	(3.4)
Net cash from operating activities	$125.7	$142.3

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Amounts related to employee benefit plans	$4.6	$4.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

LEASES

The Company rents certain office space for administrative operations under an agreement that expires in 2023. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2020 and 2027. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease.

Information related to our right of use assets are as follows (dollars in millions):

	Three months ended
	March 31,
	2020	2019

Operating lease expense	$6.2	$6.1
Cash paid for operating lease liability	6.3	6.0
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	3.2	4.3
Total right of use assets	63.9	65.5

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2020
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,038.1	$—	$1,038.1
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	68.5	—	68.5
Accrued investment income	1.5	—	1.5
Income tax assets, net	42.3	—	42.3
Other assets	2.5	(.9)	1.6
Total assets	$1,152.9	$(114.7)	$1,038.2
Liabilities:
Other liabilities	$48.9	$(3.8)	$45.1
Borrowings related to variable interest entities	1,152.3	—	1,152.3
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,327.3	$(129.9)	$1,197.4

	December 31, 2019
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,188.6	$—	$1,188.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	74.7	—	74.7
Accrued investment income	1.7	—	1.7
Income tax assets, net	8.0	—	8.0
Other assets	2.8	(1.4)	1.4
Total assets	$1,275.8	$(115.2)	$1,160.6
Liabilities:
Other liabilities	$42.8	$(4.4)	$38.4
Borrowings related to variable interest entities	1,152.5	—	1,152.5
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,321.4	$(130.5)	$1,190.9

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2020, such loans had an amortized cost of $1,216.4 million; gross unrealized gains of $.4 million; gross unrealized losses of $141.0 million; allowance for credit losses of $37.7 million; and an estimated fair value of $1,038.1 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the three months ended March 31, 2020 (dollars in millions):

Corporate securities
Allowance at January 1, 2020	$9.9
Additions for securities for which credit losses were not previously recorded	19.1
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	9.9
Reduction for securities sold during the period	(1.2)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at March 31, 2020	$37.7

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.0	$.4
Due after one year through five years	706.7	594.7
Due after five years through ten years	504.7	439.6
Due after ten years	4.0	3.4
Total	$1,216.4	$1,038.1

During the first three months of 2020, the VIEs recognized net realized investment losses of $30.1 million which were comprised of: (i) $2.3 million of net losses from the sales of fixed maturities; and (ii) a $27.8 million increase in the allowance for credit losses. Such net realized losses included gross realized losses of $2.3 million from the sale of $18.5 million of investments. During the first three months of 2019, the VIEs recognized net realized investment losses of $8.2 million from the sales of fixed maturities. Such net realized losses included gross realized losses of $8.5 million from the sale of $249.7 million of investments.

At March 31, 2020, there were no investments held by the VIEs that were in default.

At March 31, 2020, the VIEs held: (i) investments with a fair value of $550.7 million and gross unrealized losses not deemed to have credit losses of $64.2 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $182.0 million and gross unrealized losses not deemed to have credit losses of $31.7 million that had been in an unrealized loss position for twelve months or greater.

At December 31, 2019, the VIEs held: (i) investments with a fair value of $153.0 million and gross unrealized losses of $3.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $430.1 million and gross unrealized losses of $18.5 million that had been in an unrealized loss position for twelve months or greater.

The investments held by the VIEs are evaluated for other-than-temporary declines in fair value in a manner that is consistent with the Company's fixed maturities, available for sale.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

In addition, the Company, in the normal course of business, makes passive investments in structured securities issued by VIEs for which the Company is not the investment manager.  These structured securities include asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities.  Our maximum exposure to loss on these securities is limited to our cost basis in the investment.  We have determined that we are not the primary beneficiary of these structured securities due to the relative size of our investment in comparison to the total principal amount of the individual structured securities and the level of credit subordination which reduces our obligation to absorb gains or losses.

At March 31, 2020, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $569.8 million (classified as other invested assets).  At March 31, 2020, we had unfunded commitments to these partnerships and hedge funds totaling $94.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

•
Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker/dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities, certain structured securities, mortgage loans, and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) since their values include significant unobservable inputs including actuarial assumptions.

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

Asset-backed securities, agency and non-agency residential mortgage-backed securities, commercial mortgage-backed securities and collateralized loan obligations are generally priced using market and income approaches. Inputs generally consist of quoted prices in inactive markets, spreads on actively traded securities, expected prepayments, expected default rates, expected recovery rates and issue specific information including, but not limited to, collateral type, seniority and vintage.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 89 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

For certain embedded derivatives, we use actuarial assumptions in the determination of fair value which we consider to be Level 3 inputs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2020 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,489.5	$127.8	$12,617.3
United States Treasury securities and obligations of United States government corporations and agencies	—	232.6	—	232.6
States and political subdivisions	—	2,221.4	—	2,221.4
Foreign governments	—	93.5	—	93.5
Asset-backed securities	—	1,174.8	30.9	1,205.7
Agency residential mortgage-backed securities	—	80.3	—	80.3
Non-agency residential mortgage-backed securities	—	1,825.1	—	1,825.1
Commercial mortgage-backed securities	—	1,697.1	7.2	1,704.3
Collateralized loan obligations	—	398.9	—	398.9
Total fixed maturities, available for sale	—	20,213.2	165.9	20,379.1
Equity securities - corporate securities	17.5	24.3	8.3	50.1
Trading securities:
Corporate securities	—	15.5	—	15.5
Asset-backed securities	—	10.5	—	10.5
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	92.3	—	92.3
Commercial mortgage-backed securities	—	98.2	10.9	109.1
Total trading securities	—	216.9	10.9	227.8
Investments held by variable interest entities - corporate securities	—	1,037.5	.6	1,038.1
Other invested assets - derivatives	—	47.6	—	47.6
Assets held in separate accounts	—	3.2	—	3.2
Total assets carried at fair value by category	$17.5	$21,542.7	$185.7	$21,745.9

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,548.5	$1,548.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2019 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,756.5	$178.8	$12,935.3
United States Treasury securities and obligations of United States government corporations and agencies	—	204.6	—	204.6
States and political subdivisions	—	2,246.7	—	2,246.7
Foreign governments	—	94.5	1.1	95.6
Asset-backed securities	—	1,375.2	12.6	1,387.8
Agency residential mortgage-backed securities	—	95.1	—	95.1
Non-agency residential mortgage-backed securities	—	2,042.3	—	2,042.3
Collateralized loan obligations	—	400.8	—	400.8
Commercial mortgage-backed securities	—	1,887.0	—	1,887.0
Total fixed maturities, available for sale	—	21,102.7	192.5	21,295.2
Equity securities - corporate securities	31.3	4.5	8.3	44.1
Trading securities:
Asset-backed securities	—	12.1	—	12.1
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	113.4	—	113.4
Commercial mortgage-backed securities	—	105.5	12.5	118.0
Total trading securities	—	231.4	12.5	243.9
Investments held by variable interest entities - corporate securities	—	1,188.6	—	1,188.6
Other invested assets - derivatives	—	203.8	—	203.8
Assets held in separate accounts	—	4.2	—	4.2
Total assets carried at fair value by category	$31.3	$22,735.2	$213.3	$22,979.8

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,565.4	$1,565.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2020
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,598.3	$1,598.3	$1,484.1
Policy loans	—	—	124.7	124.7	124.7
Other invested assets:
Company-owned life insurance	—	197.2	—	197.2	197.2
Cash and cash equivalents:
Unrestricted	481.9	.1	—	482.0	482.0
Held by variable interest entities	68.5	—	—	68.5	68.5
Liabilities:
Policyholder account liabilities	—	—	12,138.1	12,138.1	12,138.1
Investment borrowings	—	1,649.4	—	1,649.4	1,643.9
Borrowings related to variable interest entities	—	1,027.5	—	1,027.5	1,152.3
Notes payable – direct corporate obligations	—	1,003.8	—	1,003.8	989.4

	December 31, 2019
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,651.4	$1,651.4	$1,566.1
Policy loans	—	—	124.5	124.5	124.5
Other invested assets:
Company-owned life insurance	—	194.0	—	194.0	194.0
Cash and cash equivalents:
Unrestricted	579.9	.1	—	580.0	580.0
Held by variable interest entities	74.7	—	—	74.7	74.7
Liabilities:
Policyholder account liabilities	—	—	12,132.3	12,132.3	12,132.3
Investment borrowings	—	1,647.9	—	1,647.9	1,644.3
Borrowings related to variable interest entities	—	1,142.1	—	1,142.1	1,152.5
Notes payable – direct corporate obligations	—	1,117.2	—	1,117.2	989.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2020 (dollars in millions):

	March 31, 2020
	Beginning balance as of December 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2020	Amount of total gains (losses) for the three months ended March 31, 2020 included in our net income relating to assets and liabilities still held as of the reporting date
Amount of total gains (losses) for the three months ended March 31, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date

Assets:
Fixed maturities, available for sale:
Corporate securities	$178.8	$20.0	$(.6)	$(1.4)	$82.6	$(151.6)	$127.8	$(.6)	$(1.9)
Foreign governments	1.1	—	—	—	—	(1.1)	—	—	—
Asset-backed securities	12.6	20.3	—	(2.0)	—	—	30.9	—	(2.0)
Commercial mortgage-backed securities	—	—	—	(1.0)	8.2	—	7.2	—	(1.0)
Total fixed maturities, available for sale	192.5	40.3	(.6)	(4.4)	90.8	(152.7)	165.9	(.6)	(4.9)
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	12.5	—	(1.8)	.2	—	—	10.9	—	—
Investments held by variable interest entities - corporate securities	—	—	(2.9)	1.1	2.4	—	.6	(2.9)	1.1
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,565.4)	93.6	(76.7)	—	—	—	(1,548.5)	(76.7)	(76.7)

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2020 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$20.0	$—	$—	$—	$20.0
Asset-backed securities	20.5	(.2)	—	—	20.3
Total fixed maturities, available for sale	40.5	(.2)	—	—	40.3
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(50.8)	119.2	—	25.2	93.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2019 (dollars in millions):

	March 31, 2019
	Beginning balance as of December 31, 2018	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2019	Amount of total gains (losses) for the three months ended March 31, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$158.6	$(16.5)	$(2.8)	$3.8	$—	$(5.5)	$137.6	$(2.2)
Foreign governments	1.0	—	—	—	—	—	1.0	—
Asset-backed securities	12.0	(.1)	—	.4	—	—	12.3	—
Collateralized loan obligations	—	5.0	—	—	—	—	5.0	—
Total fixed maturities, available for sale	171.6	(11.6)	(2.8)	4.2	—	(5.5)	155.9	(2.2)
Equity securities - corporate securities	9.5	—	(1.2)	—	—	—	8.3	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,289.0)	(48.9)	(35.0)	—	—	—	(1,372.9)	(35.0)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(16.5)	$—	$—	$(16.5)
Asset-backed securities	—	(.1)	—	—	(.1)
Collateralized loan obligations	5.0	—	—	—	5.0
Total fixed maturities, available for sale	5.0	(16.6)	—	—	(11.6)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(35.0)	1.6	(39.6)	24.1	(48.9)

At March 31, 2020, 95 percent of our Level 3 fixed maturities, available for sale, were investment grade and 77 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

The amount presented for gains (losses) included in accumulated other comprehensive income (loss) for assets and liabilities still held as of the reporting date primarily represents changes in the fair value of fixed maturities, available for sale, that are held as of the reporting date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2020 (dollars in millions):

	Fair value at March 31, 2020	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$5.5	Discounted cash flow analysis	Discount margins	4.33% - 5.47% (5.37%)
Corporate securities (c)	1.0	Recovery method	Percent of recovery expected	12.77%
Asset-backed securities (d)	13.4	Discounted cash flow analysis	Discount margins	1.89%
Equity securities (e)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (f)	157.5	Unadjusted third-party price source	Not applicable	Not applicable
Total	185.7
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (g)	1,548.5	Discounted projected embedded derivatives	Projected portfolio yields	4.71% - 4.98% (4.72%)
			Discount rates	.55% - 2.24% (1.19%)
			Surrender rates	1.60% - 31.90% (10.90%)
________________________________

(a)	The weighted average is based on the relative fair value of the related assets or liabilities.

(b)
Corporate securities - The significant unobservable input used in the fair value measurement of our corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would have resulted in a significantly lower (higher) fair value measurement.

(c)
Corporate securities - The significant unobservable input used in the fair value measurement of these corporate securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would have resulted in a significantly higher (lower) fair value measurement.

(d)
Asset-backed securities - The significant unobservable input used in the fair value measurement of these asset-backed securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would have resulted in a significantly lower (higher) fair value measurement.

(e)
Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would have resulted in a significantly higher (lower) fair value measurement.

(f)	Other assets categorized as Level 3 - For these assets, there were no adjustments to quoted market prices obtained from third-party pricing sources.

(g)
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have led to a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have led to a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

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

In this section, we review the consolidated financial condition of CNO at March 31, 2020, and its consolidated results of operations for the three months ended March 31, 2020 and 2019, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the impact it may have on our business, results of operations and financial condition. For additional forward-looking information and risks related to the impact of the pandemic refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors.

We are closely monitoring developments relating to COVID-19 and assessing its impact on our business, policyholders, agents and associates. For the three months ended March 31, 2020, the adverse impacts of the pandemic were generally limited to the last half of the month of March. Those impacts are discussed further below. Depending on the duration and severity of the pandemic, we foresee the potential for some adverse impacts related to, among other things, near-term sales results, insurance product margin, net investment income, invested assets, regulatory capital, liabilities for insurance products, deferred acquisition costs, the present value of future profits, and income tax assets, although the full extent to which COVID-19 impacts financial results remains uncertain.

Operationally, we implemented our business continuity plans and took other precautions, such as employee business travel restrictions and remote work arrangements which, to date, have enabled us to support the health and wellness of our agents and associates, while maintaining our critical business processes, customer service levels, relationships with key vendors, financial reporting systems, internal controls over financial reporting and disclosure controls and procedures. In addition, we implemented additional cybersecurity precautions as a result of our remote working environment. We also introduced financial support programs for our exclusive agents who have seen their businesses disrupted, and their livelihoods challenged, and we deployed enhanced technology tools and training for such agents to allow them to serve consumers through virtual consultations and digital insurance applications.

While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business.

In addition, the pandemic and its impact on the economy and financial markets could materially adversely affect our business, results of operations, investment portfolio or financial condition. We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity; however, in light of evolving health, economic, governmental, social, and other factors, the potential impact of COVID-19 and actions taken in response to it on our business, results of operations, investment portfolio and financial condition remains uncertain.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2019 Annual Report on Form 10-K and the changes set forth in the Risk Factors

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

section of this Form 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•	the ongoing COVID-19 pandemic and the resulting financial market, economic and other impacts could adversely affect our business, results of operations, financial condition and liquidity;

•	changes in or sustained low interest rates causing reductions in investment income, the margins of our fixed annuity and life insurance businesses, and sales of, and demand for, our products;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Prior to 2020, the Company managed its business through the following operating segments: Bankers Life, Washington National and Colonial Penn, which were defined on the basis of product distribution; long-term care in run-off; and corporate operations, comprised of holding company activities and certain noninsurance company businesses.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

In January 2020, we announced a new operating model that changes how we view our operating segments. Instead of the operating business segments described above, we view our operations as four insurance product lines (annuity, health, life and long-term care) and the investment and fee revenue segments. The new structure creates a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Our new segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business. We began reporting under the new segment structure in the first quarter of 2020. Prior period results have been reclassified to conform to the new reporting structure.

Our insurance product line segments (including annuity, health, life and long-term care) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. Under our new operating model, the business written in each of the four product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business which is applied to the average insurance liabilities for the block in each period.

Income from insurance products is the sum of the insurance margins of the annuity, health, life and long-term care product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Under our new structure, we market our insurance products through the Consumer and Worksite Divisions that reflect the customers served by the Company.

The Consumer Division serves individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces and industry-leading direct-to-consumer business with proven experience in advertising, web/digital and call center support.

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisition of WBD. The individual results for the Worksite Division are currently not significant pursuant to accounting standards, but are expected to grow. We plan to analyze the profitability of the insurance products of the Consumer and Worksite Divisions separately when the Worksite Division becomes significant.

We also centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income from COLI and variations in income from alternative investments), net of interest expense on corporate debt.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm) and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes our earnings for the three months ending March 31, 2020 and 2019 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2020	2019
Insurance product margin
Annuity margin	$59.5	$56.2
Health margin	73.6	78.9
Life margin	44.3	43.1
Long-term care margin	13.3	11.5
Total insurance product margin	190.7	189.7
Allocated expenses	(136.6)	(135.9)
Income from insurance products	54.1	53.8
Fee income	7.8	4.4
Investment income not allocated to product lines	57.4	43.3
Expenses not allocated to product lines	(13.8)	(18.1)
Operating earnings before taxes	105.5	83.4
Income tax expense on operating income	(21.2)	(17.6)
Net operating income (a)	84.3	65.8
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	(63.7)	(.7)
Net change in market value of investments recognized in earnings	(48.4)	16.6
Fair value changes related to agent deferred compensation plan	—	(5.3)
Fair value changes in embedded derivative liabilities (net of related amortization)	(66.7)	(29.6)
Other	2.3	1.2
Net non-operating loss before taxes	(176.5)	(17.8)
Income tax benefit on non-operating loss	(37.0)	(3.8)
Valuation allowance for deferred tax assets and other tax items	(34.0)	—
Net non-operating loss	(105.5)	(14.0)
Net income (loss)	$(21.2)	$51.8
Per diluted share
Net operating income	$.58	$.41
Net non-operating loss	(.73)	(.09)
Net income (loss)	$(.15)	$.32

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) loss related to reinsurance transaction; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment of debt, net of taxes; and (vii) other non-operating items consisting primarily of earnings attributable to VIEs. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be apparent. However, net operating income is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, or as an alternative to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Net operating income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2019 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Insurance product margin
Annuity:
Insurance policy income	$5.6	$6.6
Net investment income	117.4	115.8
Insurance policy benefits	(5.5)	(7.9)
Interest credited	(42.0)	(43.2)
Amortization and non-deferred commissions	(16.0)	(15.1)
Annuity margin	59.5	56.2
Health:
Insurance policy income	362.1	358.2
Net investment income	36.1	36.2
Insurance policy benefits	(269.6)	(264.9)
Amortization and non-deferred commissions	(55.0)	(50.6)
Health margin	73.6	78.9
Life:
Insurance policy income	194.1	187.2
Net investment income	34.3	34.5
Insurance policy benefits	(131.9)	(130.8)
Interest credited	(10.3)	(10.2)
Amortization and non-deferred commissions	(21.9)	(20.9)
Advertising expense	(20.0)	(16.7)
Life margin	44.3	43.1
Long-term care:
Insurance policy income	66.9	67.3
Net investment income	34.3	33.3
Insurance policy benefits	(84.2)	(85.5)
Amortization and non-deferred commissions	(3.7)	(3.6)
Long-term care margin	13.3	11.5
Total insurance product margin	190.7	189.7
Allocated expenses:
Branch office expenses	(18.9)	(22.3)
Other allocated expenses	(117.7)	(113.6)
Income from insurance products	54.1	53.8
Fee income	7.8	4.4
Investment income not allocated to product lines	57.4	43.3
Expenses not allocated to product lines	(13.8)	(18.1)
Operating earnings before taxes	105.5	83.4
Income tax expense on operating income	(21.2)	(17.6)
Net operating income	$84.3	$65.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We view our operations by segments, which consist of insurance product lines. These products are distributed by our two divisions. The Consumer Division serves individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment.

Insurance product margin is management’s measure of the profitability of its annuity, health, life and long-term care product lines’ performance and consists of premiums plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health, life and long-term care product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities for the block in each period. Investment income not allocated to product lines represents net investment income less the investment income allocated to our product lines and includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income from COLI and variations in income from alternative investments), net of interest expense on corporate debt.

Management believes that an analysis of Net income applicable to common stock before: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss related to reinsurance transaction, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes (“Net operating income,” a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the company's underlying fundamentals.

Summary of Operating Results: Net operating income was $84.3 million in the first quarter of 2020, up from $65.8 million in the first quarter of 2019. The increase is primarily related to higher investment income not allocated to product lines (as discussed in additional detail below), higher fee income and lower expenses not allocated to product lines. The increase in fee income in the 2020 period primarily reflects changes in assumptions used to estimate revenues on these sales, net of related distribution expenses. The decrease in expenses not allocated to product lines in the 2020 period is primarily due to lower legal expenses and incentive compensation. There were fluctuations in insurance margins by product which were generally offsetting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Annuity margin:
Fixed index annuities
Insurance policy income	$3.3	$3.1
Net investment income	82.1	75.3
Insurance policy benefits	(1.0)	.5
Interest credited	(26.2)	(25.7)
Amortization and non-deferred commissions	(13.8)	(12.1)
Margin from fixed index annuities	$44.4	$41.1
Average net insurance liabilities	$6,921.4	$6,193.8
Margin/average net insurance liabilities	2.57%	2.65%
Fixed interest annuities
Insurance policy income	$.3	$.5
Net investment income	28.1	32.8
Insurance policy benefits	(.1)	(.1)
Interest credited	(14.9)	(16.4)
Amortization and non-deferred commissions	(2.1)	(3.0)
Margin from fixed interest annuities	$11.3	$13.8
Average net insurance liabilities	$2,146.2	$2,417.3
Margin/average net insurance liabilities	2.11%	2.28%
Other annuities
Insurance policy income	2.0	3.0
Net investment income	7.2	7.7
Insurance policy benefits	(4.4)	(8.3)
Interest credited	(.9)	(1.1)
Amortization and non-deferred commissions	(.1)	—
Margin from other annuities	$3.8	$1.3
Average net insurance liabilities	$551.5	$575.7
Margin/average net insurance liabilities	2.76%	0.90%
Total annuity margin	$59.5	$56.2
Average net insurance liabilities	$9,619.1	$9,186.8
Margin/average net insurance liabilities	2.47%	2.45%

Margin from fixed index annuities was $44.4 million in the first quarter of 2020, up 8.0 percent from 2019, driven primarily by growth in the block. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $6,921.4 million in the first quarter of 2020 compared to $6,193.8 million in the first quarter of 2019 driven by deposits and reinvested returns in excess of withdrawals in periods subsequent to the first quarter of 2019. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.74 percent in the first quarter of 2020 down from 4.86 percent in the first quarter of 2019, reflecting lower market yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding amount credited to policyholder account balances. Such amounts were $(119.9) million and $37.9 million in the first quarters of 2020 and 2019, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from fixed interest annuities was $11.3 million in the first quarter of 2020, down 18 percent from 2019, driven primarily by a reduction in the block. Average net insurance liabilities were $2,146.2 million in the first quarter of 2020 compared to $2,417.3 million in the first quarter of 2019 driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 5.24 percent in the first quarter of 2020 from 5.43 percent in the first quarter of 2019, reflecting lower market yields.

Margin from other annuities in the first quarter of 2020 reflects favorable mortality compared to the same period in the prior year.

Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Health margin:
Supplemental health
Insurance policy income	$169.8	$163.2
Net investment income	34.9	35.0
Insurance policy benefits	(132.9)	(123.1)
Amortization and non-deferred commissions	(29.6)	(27.6)
Margin from supplemental health	$42.2	$47.5
Margin/insurance policy income	25%	29%
Medicare supplement
Insurance policy income	$192.3	$195.0
Net investment income	1.2	1.2
Insurance policy benefits	(136.7)	(141.8)
Amortization and non-deferred commissions	(25.4)	(23.0)
Margin from Medicare supplement	$31.4	$31.4
Margin/insurance policy income	16%	16%
Total health margin	$73.6	$78.9
Margin/insurance policy income	20%	22%

Margin from supplemental health business was $42.2 million in the first quarter of 2020, down 11 percent from 2019, driven primarily by a decrease in the margin as a percentage of insurance policy income to 25% in the first quarter of 2020 compared to 29% in the prior year period. Insurance policy benefits in the 2019 period reflected better claims experience than expected. Insurance policy income increased due to new sales in recent periods.

Our supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately three-fourths of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases which is a component of insurance policy benefits) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). As the policies age, insurance policy benefits will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Medicare supplement business was $31.4 million in both the first quarters of 2020 and 2019. The margin on the Medicare supplement business in the first quarter of 2020 reflects lower persistency resulting in higher amortization expense offset by the related release of reserves included in insurance policy benefits. Insurance policy income was $192.3 million in the first quarter of 2020, down 1.4 percent from 2019, reflecting lower sales in recent periods partially offset by premium rate increases.

Medicare supplement business consists of both individual and group policies. Government regulations generally require we attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefits reserves which is a component of Insurance policy benefits) of not less than 65 percent on individual products and not less than 75 percent on group products. The ratio is determined after three years from the original issuance of the policy and over the lifetime of the policy and measured in accordance with statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Changes to our estimates are reflected in Insurance policy benefits in the period the change is determined.

Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Life margin:
Interest-sensitive life
Insurance policy income	$39.6	$36.2
Net investment income	11.7	11.6
Insurance policy benefits	(15.7)	(15.9)
Interest credited	(10.2)	(10.0)
Amortization and non-deferred commissions	(7.4)	(7.0)
Margin from interest-sensitive life	$18.0	$14.9
Average net insurance liabilities	$900.1	$852.0
Interest margin	$1.5	$1.6
Interest margin/average net insurance liabilities	.67%	.75%
Underwriting margin	$16.5	$13.3
Underwriting margin/insurance policy income	42%	37%
Traditional life
Insurance policy income	$154.5	$151.0
Net investment income	22.6	22.9
Insurance policy benefits	(116.2)	(114.9)
Interest credited	(.1)	(.2)
Amortization and non-deferred commissions	(14.5)	(13.9)
Advertising expense	(20.0)	(16.7)
Margin from traditional life	$26.3	$28.2
Margin/insurance policy income	17%	19%
Margin excluding advertising expense/insurance policy income	30%	30%
Total life margin	$44.3	$43.1

Margin from interest-sensitive life business was $18.0 million in the first quarter of 2020, up 21 percent from 2019. Insurance policy income was $39.6 million in the first quarter of 2020 reflecting a larger inforce block due to sales in recent

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

periods from which we earn policy administration fees, cost of insurance charges and surrender charges. Insurance policy benefits were $15.7 million in the first quarter of 2020, down slightly from the same period in 2019.

The interest margin was $1.5 million and $1.6 million in the first quarters of 2020 and 2019, respectively. Net investment income allocated to the interest-sensitive life block was $11.7 million reflecting an average investment yield of 5.20 percent down from an average investment yield of 5.45 percent in the first quarter of 2019, reflecting lower market yields. Interest credited to policyholders may be changed annually but are subject to minimum guaranteed rates and, as a result, the reduction in our earned rate was not fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed index life products and corresponding amount credited to policyholder account balances. Such amounts were $(16.6) million and $5.7 million in the first quarters of 2020 and 2019, respectively.

Margin from Traditional life business was $26.3 million in the first quarter of 2020, down 6.7 percent from 2019. Insurance policy income was $154.5 million in the first quarter of 2020, up 2.3 percent from the 2019 period, reflecting new sales and persistency in the block. Insurance policy benefits were $116.2 million in the first quarter of 2020, up 1.1 percent from the same period in 2019, reflecting higher death claims.

Allocated net investment income was $22.6 million in the first quarter of 2020, down from $22.9 million in the first quarter of 2019, reflecting lower average investment yields.

Advertising expense was $20.0 million in the first quarter of 2020, up $3.3 million from the comparable period in 2019. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices.

Margin from Long-term Care Products (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Long-term care margin:
Insurance policy income	$66.9	$67.3
Net investment income	34.3	33.3
Insurance policy benefits	(84.2)	(85.5)
Amortization and non-deferred commissions	(3.7)	(3.6)
Margin from long-term care	$13.3	$11.5
Margin/insurance policy income	20%	17%

Margin from Long-term care products was $13.3 million in the first quarter of 2020, up 16 percent from 2019. The margin as a percentage of insurance policy income increased to 20% in the first quarter of 2020 compared to 17% in the first quarter of 2019. The margin in the 2020 period benefited from reserve releases due to deaths that occurred.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Collected premiums from annuity and interest-sensitive life products:
Annuities	$292.2	$315.7
Interest-sensitive life	53.1	47.5
Total collected premiums from annuity and interest-sensitive life products	$345.3	$363.2

Collected premiums from annuity and interest-sensitive products decreased 4.9 percent in the first quarter of 2020, compared to the first quarter of 2019, primarily due to lower premium collections from fixed index products. We have proactively managed the participation rates on our fixed index products in order to balance sales growth and profitability in the current low interest rate environment.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Net investment income	$169.6	$355.8
Allocated to product lines:
Annuity	(117.4)	(115.8)
Health	(36.1)	(36.2)
Life	(34.3)	(34.5)
Long-term care	(34.3)	(33.3)
Equity returns credited to policyholder account balances	136.5	(43.6)
Amounts allocated to product lines and credited to policyholder account balances	(85.6)	(263.4)
Amount related to variable interest entities and other non-operating items	(11.6)	(19.2)
Interest expense on debt	(13.6)	(12.1)
Interest expense on investment borrowings	(9.1)	(12.4)
Less amounts credited to deferred compensation plans (offsetting investment income)	7.7	(5.4)
Total adjustments	(26.6)	(49.1)
Investment income not allocated to product lines	$57.4	$43.3

The above table reconciles net investment income to investment income not allocated to product lines. Such amount will fluctuate from period to period based on the level of prepayment income (including call premiums); the performance of our alternative investments (which are typically reported a quarter in arrears); and the earnings related to the investments underlying our COLI. The increase in investment income not allocated to product lines in the first quarter of 2020 can be attributed to higher variable investment income including income on alternative investments and prepayment and call income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Non-Operating Income (Loss) (dollars in millions):

The following summarizes our net non-operating income (loss) for the three months ending March 31, 2020 and 2019 (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Net realized investment losses from sales, impairments and change in allowance for credit losses (net of related amortization)	$(63.7)	$(.7)
Net change in market value of investments recognized in earnings	(48.4)	16.6
Fair value changes related to agent deferred compensation plan	—	(5.3)
Fair value changes in embedded derivative liabilities (net of related amortization)	(66.7)	(29.6)
Other	2.3	1.2
Net non-operating loss before taxes	$(176.5)	$(17.8)

Net realized investment losses in the first quarter of 2020 were $63.7 million (net of related amortization) including an increase in the allowance for credit losses and other-than-temporary impairment losses of $55.4 million which were recorded in earnings. The increase in the allowance for credit losses in the first quarter of 2020 reflects the market volatility and other impacts of the COVID-19 pandemic. We anticipate continued volatility and the potential for additional increases to the allowance for credit losses in future periods. Net realized investment losses in the first quarter of 2019 were $.7 million (net of related amortization) including other-than-temporary impairment losses of $2.2 million which were recorded in earnings.

During the first quarters of 2020 and 2019, we recognized an increase (decrease) in earnings of $(48.4) million and $16.6 million, respectively, due to the net change in market value of investments recognized in earnings.

During the first quarter of 2019, we recognized a decrease in earnings of $5.3 million for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During the first quarters of 2020 and 2019, we recognized a decrease in earnings of $66.7 million and $29.6 million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. At March 31, 2020, the weighted average discount rate used to value this liability was 1.19 percent compared to 1.88 percent at December 31, 2019. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for non-performance risk and risk margins for non-capital market inputs. The significant decrease in U.S. Treasury rates in the first quarter of 2020 was the primary factor in the change in estimated fair value of the embedded derivative liabilities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Potential Impacts of COVID-19 Pandemic

Given the enormous amount of uncertainty of the impacts from the COVID-19 pandemic and the continued economic impact it will have, we are suspending the guidance we had previously provided at our Investor Day on February 26, 2020, regarding earnings per share growth and share repurchase capacity in 2020.

We expect the potential impact of the pandemic on our results will be largely driven by three things, the duration and severity of which is currently unknown:

•	the impact of social distancing on our sales volumes;

•	changes in mortality, morbidity, and persistency (or lapse rates) impacting insurance product margin; and

•
the resulting economic recession driving: (i) lower net investment income through lower interest rates; (ii) the impact of credit deterioration on invested assets and capital; and (iii) potential impacts to reserves and deferred acquisition costs resulting from lower interest rates.

To develop a sense for the range of potential outcomes across these three dimensions, we have modeled two scenarios. These scenarios incorporate many assumptions and actual results for future periods may differ materially from the assumptions used in modeling the two scenarios. The first scenario we modeled assumes social distancing practices continue through the end of June 2020, after which economic activity slowly increases. In this scenario, we assumed 80,000 deaths from the virus in the United States based on estimates from the Institute for Health Metrics and Evaluation as of March 31, 2020. In the second scenario, we used the same assumptions as the first scenario initially, but assumed that a second wave of the virus then occurs in late July 2020, resulting in an additional 40,000 deaths in the third quarter of 2020. In the second scenario, we assumed social distancing continues through the early part of 2021.

In both scenarios, we assumed certain levels of various macroeconomic variables including gross domestic product, unemployment, interest rates, and ratings migration, among others. In the second scenario, many of these metrics approximate levels seen in the financial crisis in 2008 and 2009.

With respect to the impact of the COVID-19 pandemic on sales volumes, we expect our consolidated results in the second quarter of 2020 to be challenged. In April 2020, our Consumer Division life and health sales (new annualized premiums) were down approximately 24 percent from the prior year and collected premiums from our annuity products were down approximately 19 percent. As the economy continues to reopen and as our customers and agents become more accustomed to virtual transactions, we expect Consumer Division sales to improve.

We expect the path to recovery within our Worksite Division to be more difficult. In April 2020, the life and health sales in our Worksite Division decreased approximately 75 percent compared to the prior year. We currently expect sales in the Worksite Division to remain challenged through the third quarter of 2020 and begin to improve in the fourth quarter of 2020 in conjunction with open enrollment periods.

With respect to changes in mortality and morbidity, based on the modeling of the two scenarios described above we estimate that COVID-19 related claims could have an adverse impact on our full year 2020 insurance product margin in the range of approximately $20 million to $30 million across the two scenarios. While higher mortality claims unfavorably impact our life product margins, our health and long-term care margins generally benefit through the release of reserves.

We believe there is a possibility that high unemployment could translate to an increase in lapse rates in future periods. If higher lapse rates do occur, we expect that current period earnings would generally be favorably impacted but earnings in future periods would be unfavorably impacted, as the base of our inforce business would be lower.

Regarding our investment portfolio, we have evaluated a range of potential impacts from the pandemic, including impacts on credit migration, default levels, net investment income and capital. We used a range of assumptions which are market-consistent, or in-line with downside assumptions from rating agencies and consistent with past financial crises. Our

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

evaluation focused in particular on COVID-19 impacted sectors such as real estate, airlines, retail, hospitality, and energy, among others.

With respect to the collective impact of the COVID-19 pandemic on earnings, we expect our operating earnings in the second quarter of 2020 to be meaningfully lower than the prior year period. This is driven by the expectation of lower net investment income (including from alternative investments, which are reported on a one quarter lag) and due to the impact of COVID-19 claims on insurance product margins. Earnings for the remainder of 2020 will likely be pressured by lower interest rates and possibly by increased pressure on insurance product margins related to COVID-19 impacts.

Our earnings in future periods may also be impacted by lowering our interest rate assumptions used in the valuation of our insurance liabilities. Although no change in assumptions was made as of March 31, 2020, we may conclude in future periods that it is appropriate to do so. The impact on earnings of any such change in interest rate assumptions will be dependent upon the interest rate assumptions used.

With respect to capital, based on the modeling described above, we project that credit migration could increase the required consolidated statutory capital of our insurance company subsidiaries and reduce our consolidated RBC ratio by 20 to 30 percentage points across our two scenarios. This is equivalent to a reduction of approximately $100 million to $150 million of free cash flow to maintain our target consolidated RBC ratio. This assumes no changes to the other factors used to calculate the RBC ratio. Even at the low end of our range of estimated outcomes, which assume the least favorable assumptions across the two scenarios described above, we believe we would be able to:

•	maintain our target RBC levels, debt to capital ratios and minimum holding company liquidity;

•	maintain our quarterly dividend to shareholders;

•	not have to raise capital; and

•	have some capacity for share repurchases.

Nevertheless, given the uncertain and fluid macroeconomic environment, we will continue to assess whether and when to resume share repurchases as conditions continue to evolve.

The two modeling scenarios described above, and the resulting range of estimated outcomes, are hypothetical and have been provided to give a general sense of how certain aspects of our business could be affected by COVID-19, depending on the duration and severity of the pandemic and related governmental and social responses and the economic consequences of the pandemic. There are many modeling scenarios which could result in materially different projected outcomes from the two described above and, accordingly the modeling scenarios described above do not constitute an exclusive set of possible outcomes resulting from COVID-19 which could affect our business, results of operations, financial condition and liquidity. Similarly, given the unprecedented nature of the COVID-19 pandemic, the assumptions used in these modeling scenarios, and the related range of outcomes, are based on assumed facts which are inherently unpredictable and, accordingly, if the pandemic progresses and updated assumptions were to be applied to the modeling scenarios the outcome generated by the application of updated assumptions to these modeling scenarios may be materially different from those described above.  For example, the actual number of U.S. deaths and the related economic impacts from COVID-19 may differ materially from the assumptions used to generate the outcomes from the two scenarios. In this regard, as of the date hereof, the U.S. death toll from COVID-19, based on published sources, is already approximately 80,000, which death toll has occurred significantly earlier than either of our two scenarios assumed.  Similarly, if the economic impact of COVID-19 is ultimately worse than contemplated by our modeled scenarios, the impact to our business, results of operations, financial condition and liquidity could be significantly different than described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our capital structure as of March 31, 2020 and December 31, 2019 was as follows (dollars in millions):

	March 31, 2020	December 31, 2019
Total capital:
Corporate notes payable	$989.4	$989.1
Shareholders’ equity:
Common stock	1.4	1.5
Additional paid-in capital	2,688.5	2,767.3
Accumulated other comprehensive income	595.2	1,372.5
Retained earnings	480.7	535.7
Total shareholders’ equity	3,765.8	4,677.0
Total capital	$4,755.2	$5,666.1

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2020 and as of and for the year ended December 31, 2019:

	March 31, 2020	December 31, 2019
Book value per common share	$26.22	$31.58
Book value per common share, excluding accumulated other comprehensive income (a)	22.08	22.32
Debt to total capital ratios:
Corporate debt to total capital	20.8%	17.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	23.8%	23.0%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of March 31, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at March 31, 2020, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 406 percent at March 31, 2020, compared to 408 percent at December 31, 2019. The decrease is primarily due to a 23 percentage point decrease in investment valuation-related items which were substantially offset by statutory operating earnings and the impacts of a change in principle related to certain reserve calculations, net of dividends paid to the holding company. In the first three months of 2020, our estimated consolidated statutory operating earnings were $134 million and insurance company dividends of $67.8 million were paid to the holding company. Statutory operating income and capital and surplus were favorably impacted by $99 million and $53 million, respectively, related to certain provisions in the CARES Act. The favorable impact resulted from provisions that permitted the carryback of net operating losses that were created after 2017 and the temporary repeal of the 80% limitation on the utilization of NOLs created after 2017.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by Fitch Ratings ("Fitch"), A.M. Best Company ("A.M. Best"), S&P and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On April 21, 2020, Fitch affirmed its "A-" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings remain stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are six ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2020, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $152.6 million and fixed income investments of $15.5 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, Inc., respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2020, our insurance subsidiaries paid dividends to CDOC totaling $67.8 million.  We expect to receive regulatory approval for

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 353 percent at March 31, 2020.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2020, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$273.7	(a)
Colonial Penn	(354.2)	(b)
____________________

(a)
Bankers Life paid dividends of $50.0 million to CLTX in the first three months of 2020. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.

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

At March 31, 2020, there are no amounts outstanding under our Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first quarter of 2020, we generated approximately $82 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. However, in light of the current uncertainty related to the COVID-19 pandemic as further discussed in Item 1A - Risk Factors, we suspended share repurchases beginning in mid-March 2020. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flows, the current price of our common stock and investment opportunities. In the first three months of 2020, we repurchased 5.1 million shares of common stock for $83.0 million under our securities repurchase program. The Company had remaining repurchase authority of $449.3 million as of March 31, 2020.

In the first three months of 2020, dividends declared on common stock totaled $16.0 million ($0.11 per common share).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

On April 20, 2020, Fitch affirmed its "BBB-" rating on our senior unsecured debt. The outlook for these ratings remain stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are nine ratings above CNO's "BBB-" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At March 31, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,050.9	$1,200.9	$(258.0)	$(11.6)	$11,982.2
United States Treasury securities and obligations of United States government corporations and agencies	150.5	82.1	—	—	232.6
States and political subdivisions	1,970.6	254.7	(3.3)	(.6)	2,221.4
Foreign governments	88.1	6.2	(.7)	(.1)	93.5
Asset-backed securities	1,201.7	14.4	(69.3)	—	1,146.8
Agency residential mortgage-backed securities	72.7	7.6	—	—	80.3
Non-agency residential mortgage-backed securities	765.8	5.5	(29.3)	—	742.0
Commercial mortgage-backed securities	1,732.0	14.9	(114.3)	—	1,632.6
Collateralized loan obligations	458.4	—	(59.5)	—	398.9
Total investment grade fixed maturities, available for sale	17,490.7	1,586.3	(534.4)	(12.3)	18,530.3
Below-investment grade (a) (b):
Corporate securities	689.9	6.9	(55.1)	(6.6)	635.1
Asset-backed securities	70.7	—	(11.8)	—	58.9
Non-agency residential mortgage-backed securities	1,088.4	42.9	(47.2)	(1.0)	1,083.1
Commercial mortgage-backed securities	80.5	—	(8.8)	—	71.7
Total below-investment grade fixed maturities, available for sale	1,929.5	49.8	(122.9)	(7.6)	1,848.8
Total fixed maturities, available for sale	$19,420.2	$1,636.1	$(657.3)	$(19.9)	$20,379.1
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2020 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,598.2	$11,332.2	55.6%
2	7,963.5	8,275.0	40.6
Total NAIC 1 and 2 (investment grade)	18,561.7	19,607.2	96.2
3	647.7	575.3	2.8
4	189.8	176.6	.9
5	11.9	11.8	.1
6	9.1	8.2	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	858.5	771.9	3.8
Total	$19,420.2	$20,379.1	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,221.4	10.9%	$3.3	.5%
Non-agency residential mortgage-backed securities	1,825.1	8.9	76.5	11.6
Commercial mortgage-backed securities	1,704.3	8.4	123.1	18.7
Banks	1,480.9	7.3	32.8	5.0
Utilities	1,385.4	6.8	12.8	1.9
Insurance	1,359.5	6.7	23.4	3.6
Healthcare/pharmaceuticals	1,223.0	6.0	4.3	.7
Asset-backed securities	1,205.7	5.9	81.1	12.3
Food/beverage	884.9	4.3	16.6	2.5
Energy	689.9	3.4	115.7	17.6
Brokerage	674.1	3.3	16.5	2.5
Technology	662.9	3.3	5.8	.9
Telecom	524.7	2.6	4.2	.6
Transportation	507.5	2.5	10.2	1.5
Real estate/REITs	430.9	2.1	7.0	1.1
Cable/media	409.0	2.0	9.6	1.5
Collateralized loan obligations	398.9	2.0	59.5	9.1
Capital goods	390.4	1.9	4.3	.7
Chemicals	362.1	1.8	10.0	1.5
U.S. Treasury and Obligations	232.6	1.1	—	—
Aerospace/defense	212.6	1.0	2.1	.3
Other	1,593.3	7.8	38.5	5.9
Total fixed maturities, available for sale	$20,379.1	100.0%	$657.3	100.0%

Below-Investment Grade Securities

At March 31, 2020, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,929.5 million, or 9.9 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,848.8 million, or 96 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized and Unrealized Investment Losses

During the first three months of 2020, the $21.4 million of realized losses on sales of $174.3 million of fixed maturity securities, available for sale included: (i) $6.9 million related to various corporate securities; (ii) $11.7 million related to commercial mortgage-backed securities; and (iii) $2.8 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2019, the $51.5 million of realized losses on sales of $747.4 million of fixed maturity securities, available for sale, included: (i) $44.6 million related to various corporate securities; (ii) $6.9 million related to various other investments.

The following summarizes the investments sold at a loss during the first three months of 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$4.2	$1.5
Greater than or equal to 6 months and less than 12 months prior to sale	1.2		.1
Total	3	$4.4	$1.6

Prior to January 1, 2020, we regularly evaluated all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses were "other than temporary" required significant judgment.  Factors considered included: (i) the extent to which fair value was less than the cost basis; (ii) the length of time that the fair value had been less than cost; (iii) whether the unrealized loss was event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment was investment-grade and/or had been downgraded since its purchase; (vi) whether the issuer was current on all payments in accordance with the contractual terms of the investment and was expected to meet all of its obligations under the terms of the investment; (vii) whether we intended to sell the investment or it was more likely than not that circumstances would require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment would be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) our best estimate of the value of any collateral; and (xi) other objective and subjective factors.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$12.7	$12.0
Due after one year through five years	329.7	304.4
Due after five years through ten years	663.2	610.8
Due after ten years	2,384.9	2,127.3
Subtotal	3,390.5	3,054.5
Structured securities	4,013.8	3,672.6
Total	$7,404.3	$6,727.1

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2020 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	21	$119.9	$(43.7)	$76.2
Greater than or equal to 6 months and less than 12 months	1	2.8	(1.9)	.9
Total		$122.7	$(45.6)	$77.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2020 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$97.1	$17.2	$7.9	$.9	$123.1
Energy	2.7	83.7	29.3	—	115.7
Asset-backed securities	37.4	31.9	11.8	—	81.1
Non-agency residential mortgage-backed securities	20.8	8.5	27.4	19.8	76.5
Collateralized loan obligations	59.5	—	—	—	59.5
Banks	8.0	24.4	.1	.3	32.8
Insurance	3.1	18.8	1.4	.1	23.4
Food/beverage	—	11.4	2.1	3.1	16.6
Brokerage	6.9	9.2	.3	.1	16.5
Utilities	.5	11.2	.7	.4	12.8
Autos	.1	10.4	1.4	.1	12.0
Transportation	—	9.4	.5	.3	10.2
Chemicals	—	7.2	2.8	—	10.0
Cable/media	—	6.1	.6	2.9	9.6
Building materials	—	7.5	1.0	—	8.5
Real estate/REITs	2.4	4.3	.2	.1	7.0
Technology	—	4.2	.7	.9	5.8
Retail	—	4.2	—	.3	4.5
Capital goods	—	3.6	.5	.2	4.3
Healthcare/pharmaceuticals	.6	2.9	.3	.5	4.3
Telecom	—	4.2	—	—	4.2
Entertainment/hotels	—	2.8	1.2	.1	4.1
Metals and mining	—	3.6	.4	—	4.0
States and political subdivisions	.9	2.4	—	—	3.3
Aerospace/defense	—	1.9	—	.2	2.1
Consumer products	—	1.2	—	.8	2.0
Paper	—	.8	.2	—	1.0
Other	.7	.7	.8	.2	2.4
Total fixed maturities, available for sale	$240.7	$293.7	$91.6	$31.3	$657.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Structured Securities

At March 31, 2020, fixed maturity investments included structured securities with an estimated fair value of $5.2 billion (or 25.6 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2020, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,272.4	$1,205.7	5.9%
Agency residential mortgage-backed securities	72.7	80.3	.4
Non-agency residential mortgage-backed securities	1,854.2	1,825.1	8.9
Commercial mortgage-backed securities	1,812.5	1,704.3	8.4
Collateralized loan obligations	458.4	398.9	2.0
Total structured securities	$5,470.2	$5,214.3	25.6%

Residential mortgage-backed securities ("RMBS") include transactions collateralized by agency-guaranteed and non-agency mortgage obligations.  Non-agency RMBS investments are primarily categorized by underlying borrower credit quality: Prime, Alt-A, Non-Qualified Mortgage ("Non-QM"), and Subprime.  Prime borrowers typically default with the lowest frequency, Alt-A and Non-QM default at higher rates, and Subprime borrowers default with the highest frequency.  In addition to borrower credit categories, RMBS investments include Re-Performing Loan ("RPL") and Credit Risk Transfer ("CRT") transactions.  RPL transactions include borrowers with prior difficulty meeting the original mortgage terms and were subsequently modified, resulting in a sustainable payback arrangement.  CRT securities are collateralized by Government-Sponsored Enterprise ("GSE") conforming mortgages and Prime borrowers, but without an agency guarantee against default losses.

Commercial mortgage-backed securities ("CMBS") are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include multi-family dwellings including apartments, retail centers, hotels, restaurants, hospitals, nursing homes, warehouses, and office buildings. While most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties, recoveries on defaulted collateral may result in involuntary prepayments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2020	2019
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$11.6	$22.2
Fee revenue and other income	(.9)	1.6
Total revenues	10.7	23.8
Expenses:
Interest expense	10.7	16.5
Other operating expenses	.3	.4
Total expenses	11.0	16.9
Income (loss) before net realized investment losses and income taxes	(.3)	6.9
Net realized investment losses	(30.1)	(8.2)
Loss before income taxes	$(30.4)	$(1.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$134.3	12.9%	$15.2	10.8%
Cable/media	114.4	11.0	10.2	7.3
Technology	112.8	10.9	16.5	11.7
Food/beverage	74.3	7.1	8.7	6.2
Capital goods	64.2	6.2	10.8	7.7
Brokerage	49.2	4.7	5.0	3.5
Aerospace/defense	47.6	4.6	6.4	4.5
Consumer products	45.3	4.4	9.2	6.5
Paper	44.1	4.2	5.4	3.8
Building materials	43.5	4.2	5.7	4.0
Chemicals	32.4	3.1	4.4	3.1
Autos	28.7	2.8	3.6	2.5
Transportation	26.7	2.6	4.4	3.1
Insurance	26.4	2.5	2.6	1.9
Retail	25.4	2.5	5.0	3.5
Utilities	25.3	2.4	2.8	2.0
Gaming	23.1	2.2	5.0	3.6
Business services	16.2	1.6	2.1	1.5
Entertainment/hotels	12.0	1.2	2.6	1.8
Metals and mining	11.1	1.1	1.9	1.4
Other	81.1	7.8	13.5	9.6
Total	$1,038.1	100.0%	$141.0	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.0	$.4
Due after one year through five years	705.7	593.7
Due after five years through ten years	494.8	429.3
Due after ten years	4.0	3.4
Total	$1,205.5	$1,026.8

The following summarizes the investments sold at a loss during the first three months of 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$2.2	$1.4

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2020 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	28	$78.0	$(18.2)	$59.8

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2019.  There have been no material changes in the first three months of 2020 to such risks or our management of such risks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk factors.  Any or all of such factors could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors other than those included below:

The COVID-19 pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID-19 pandemic has negatively impacted the U.S. and global economy, lowered equity market valuations, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. In addition, the pandemic has resulted in temporary closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could cause us to revise financial targets or other guidance we have previously provided.
While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and COVID-19 pandemic conditions may impair our cybersecurity efforts and risk management. We also outsource a variety of functions to third parties, including certain of our administrative operations. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures, or is otherwise unable to perform, as a result of the impacts from the spread of COVID-19 and governmental reactions thereto, it could adversely impact our business, results of operations or financial condition.
We expect higher claims on our life and certain health insurance products due to the COVID-19 pandemic which would unfavorably impact our results of operations. Beginning in the second quarter of 2020, the impact of claims in future quarters may be far greater than in prior quarters. In addition, economic uncertainty and unemployment resulting from the impacts of the spread of COVID-19 and governmental reactions thereto may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. In addition, many state insurance departments are requiring insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on product sales.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our investment portfolio (specifically, the increased risk of defaults, downgrades, volatility in the valuations of certain investment assets we hold and lowered variable investment income and returns) has been, and may continue to be, adversely affected as a result the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, declines in equity markets and interest rates, reduced liquidity or a continued slowdown in the United States or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures or enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
Additionally, COVID-19 could negatively affect our internal controls over financial reporting as the vast majority of our employees are required to work from home and onsite locations remain closed, and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
Any of the direct or indirect effects of the COVID-19 pandemic may cause litigation or regulatory, investor, media, or public inquiries. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges, each of which may increase when our employees begin to return to our workplaces. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalizations, or illness that we use in our estimates, assumptions and models. Further, the speed at which these events are occurring increases the uncertainty of our estimates, assumptions and models. Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and could materially adversely affect our business, results of operations or financial condition. For additional forward-looking information and risks related to the impact of the pandemic, refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2020)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	$1,458,149	$17.95	1,458,116	$506.2
February 1 through February 29	1,569,750	18.34	1,349,693	481.3
March 1 through March 31	2,366,428	13.98	2,274,816	449.3
Total	5,394,327	16.33	5,082,625	449.3
_________________

(a)
In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in November 2019 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

10.2	Form of restricted stock unit award agreement for 2020 under the Amended and Restated Long-Term Incentive Plan.

10.3	Form of performance stock unit award agreement for 2020 under the Amended and Restated Long-Term Incentive Plan.

10.4	Form of officer acknowledgement & agreement pertaining to CNO Financial Group, Inc. Clawback Policy.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 11, 2020

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)