Form 10-Q
period 2020-06-30
CNO Financial Group, Inc.
filed 2020-08-07
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of July 28, 2020:  141,719,305

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2020	December 31, 2019

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses of $10.8 at June 30, 2020; amortized cost: June 30, 2020 - $19,641.6; December 31, 2019 - $19,179.5)	$22,167.9	$21,295.2
Equity securities at fair value (cost: June 30, 2020 - $68.5; December 31, 2019 - $44.2)	60.5	44.1
Mortgage loans (net of allowance for credit losses of $11.6 at June 30, 2020)	1,459.9	1,566.1
Policy loans	124.3	124.5
Trading securities	240.6	243.9
Investments held by variable interest entities (net of allowance for credit losses of $27.7 at June 30, 2020; amortized cost: June 30, 2020 - $1,223.7; December 31, 2019 - $1,206.3)	1,137.4	1,188.6
Other invested assets	993.8	1,118.5
Total investments	26,184.4	25,580.9
Cash and cash equivalents - unrestricted	521.1	580.0
Cash and cash equivalents held by variable interest entities	36.8	74.7
Accrued investment income	205.3	205.9
Present value of future profits	263.4	275.4
Deferred acquisition costs	1,120.9	1,215.5
Reinsurance receivables (net of allowance for credit losses of $4.0 at June 30, 2020)	4,712.6	4,785.7
Income tax assets, net	428.8	432.6
Assets held in separate accounts	3.7	4.2
Other assets	502.5	476.0
Total assets	$33,979.5	$33,630.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2020	December 31, 2019

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,171.3	$12,132.3
Future policy benefits	11,767.5	11,498.5
Liability for policy and contract claims	488.6	522.3
Unearned and advanced premiums	243.6	260.5
Liabilities related to separate accounts	3.7	4.2
Other liabilities	788.3	750.2
Investment borrowings	1,643.4	1,644.3
Borrowings related to variable interest entities	1,152.2	1,152.5
Notes payable – direct corporate obligations	989.7	989.1
Total liabilities	29,248.3	28,953.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2020 – 141,718,570; December 31, 2019 – 148,084,178)	1.4	1.5
Additional paid-in capital	2,664.3	2,767.3
Accumulated other comprehensive income	1,520.2	1,372.5
Retained earnings	545.3	535.7
Total shareholders' equity	4,731.2	4,677.0
Total liabilities and shareholders' equity	$33,979.5	$33,630.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Insurance policy income	$625.3	$618.3	$1,254.0	$1,237.6
Net investment income:
General account assets	231.7	284.9	512.0	553.7
Policyholder and other special-purpose portfolios	87.1	49.6	(23.6)	136.6
Realized investment gains (losses):
Net realized investment gains (losses)	27.9	5.3	(32.2)	23.6
Change in allowance for credit losses and other-than-temporary impairment losses (a)	15.9	—	(39.5)	(2.2)
Total realized gains (losses)	43.8	5.3	(71.7)	21.4
Fee revenue and other income	26.3	21.7	60.7	53.5
Total revenues	1,014.2	979.8	1,731.4	2,002.8
Benefits and expenses:
Insurance policy benefits	540.3	610.4	1,031.1	1,233.9
Interest expense	28.4	38.6	61.8	79.6
Amortization	88.5	46.2	138.7	104.4
Loss on extinguishment of debt	—	7.3	—	7.3
Other operating costs and expenses	251.6	229.6	465.4	464.3
Total benefits and expenses	908.8	932.1	1,697.0	1,889.5
Income before income taxes	105.4	47.7	34.4	113.3
Income tax expense (benefit):
Tax expense on period income	23.4	10.1	7.6	23.9
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)	—
Net income	$82.0	$37.6	$60.8	$89.4
Earnings per common share:
Basic:
Weighted average shares outstanding	143,421,000	158,816,000	144,625,000	159,882,000
Net income	$.57	$.24	$.42	$.56
Diluted:
Weighted average shares outstanding	143,941,000	159,735,000	145,269,000	160,962,000
Net income	$.57	$.24	$.42	$.56

______________

(a)	No portion of the other-than-temporary impairments recognized in the 2019 periods was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$82.0	$37.6	$60.8	$89.4
Other comprehensive income, before tax:
Unrealized gains on investments:	1,656.2	681.3	330.8	1,371.5
Adjustment to present value of future profits and deferred acquisition costs	(131.0)	(66.2)	5.3	(116.7)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(330.5)	(45.0)	(195.0)	(76.5)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(15.9)	(4.0)	49.7	(2.9)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income	.3	.2	(3.1)	.4
Other comprehensive income before tax	1,179.1	566.3	187.7	1,175.8
Income tax expense related to items of accumulated other comprehensive income	(254.1)	(123.0)	(40.0)	(255.3)
Other comprehensive income, net of tax	925.0	443.3	147.7	920.5
Comprehensive income	$1,007.0	$480.9	$208.5	$1,009.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, March 31, 2019	159,955	1.6	$2,952.2	$654.9	$229.2	$3,837.9
Net income	—	—	—	—	37.6	37.6
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $123.0)	—	—	—	443.3	—	443.3
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of less than $.1)	—	—	—	—	—	—
Common stock repurchased	(3,342)	—	(55.0)	—	—	(55.0)
Dividends on common stock	—	—	—	—	(17.6)	(17.6)
Employee benefit plans, net of shares used to pay tax withholdings	155	—	6.0	—	—	6.0
Balance, June 30, 2019	156,768	$1.6	$2,903.2	$1,098.2	$249.2	$4,252.2

Balance, March 31, 2020	143,610	1.4	$2,688.5	$595.2	$480.7	$3,765.8
Net income	—	—	—	—	82.0	82.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $254.1)	—	—	—	925.0	—	925.0
Common stock repurchased	(1,968)	—	(30.0)	—	—	(30.0)
Dividends on common stock	—	—	—	—	(17.4)	(17.4)
Employee benefit plans, net of shares used to pay tax withholdings	77	—	5.8	—	—	5.8
Balance, June 30, 2020	141,719	$1.4	$2,664.3	$1,520.2	$545.3	$4,731.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2018	162,202	$1.6	$2,995.0	$177.7	$196.6	$3,370.9
Cumulative effect of accounting change	—	—	—	—	(3.1)	(3.1)
Balance, January 1, 2019	162,202	1.6	2,995.0	177.7	193.5	3,367.8
Net income	—	—	—	—	89.4	89.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $255.3)	—	—	—	920.4	—	920.4
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of less than $.1)	—	—	—	.1	—	.1
Common stock repurchased	(6,235)	—	(102.0)	—	—	(102.0)
Dividends on common stock	—	—	—	—	(33.7)	(33.7)
Employee benefit plans, net of shares used to pay tax withholdings	801	—	10.2	—	—	10.2
Balance, June 30, 2019	156,768	$1.6	$2,903.2	$1,098.2	$249.2	$4,252.2

Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	1.5	2,767.3	1,372.5	517.9	4,659.2
Net income	—	—	—	—	60.8	60.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $40.0)	—	—	—	147.7	—	147.7
Common stock repurchased	(7,051)	(.1)	(112.9)	—	—	(113.0)
Dividends on common stock	—	—	—	—	(33.4)	(33.4)
Employee benefit plans, net of shares used to pay tax withholdings	686	—	9.9	—	—	9.9
Balance, June 30, 2020	141,719	$1.4	$2,664.3	$1,520.2	$545.3	$4,731.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Insurance policy income	$1,151.2	$1,151.5
Net investment income	554.4	559.4
Fee revenue and other income	60.7	53.5
Insurance policy benefits	(808.2)	(819.5)
Interest expense	(63.9)	(79.6)
Deferrable policy acquisition costs	(132.4)	(143.0)
Other operating costs	(431.8)	(407.9)
Income taxes	(5.0)	3.3
Net cash from operating activities	325.0	317.7
Cash flows from investing activities:
Sales of investments	1,011.1	2,463.4
Maturities and redemptions of investments	912.5	1,094.6
Purchases of investments	(2,296.6)	(3,675.2)
Net sales (purchases) of trading securities	9.6	(8.1)
Other	(16.2)	(84.2)
Net cash used by investing activities	(379.6)	(209.5)
Cash flows from financing activities:
Issuance of notes payable, net	—	494.2
Payments on notes payable	—	(425.0)
Expenses related to extinguishment of debt	—	(6.1)
Issuance of common stock	3.0	3.6
Payments to repurchase common stock	(118.1)	(103.8)
Common stock dividends paid	(33.6)	(33.8)
Amounts received for deposit products	762.8	873.8
Withdrawals from deposit products	(654.3)	(689.5)
Issuance of investment borrowings:
Federal Home Loan Bank	65.3	346.8
Payments on investment borrowings:
Federal Home Loan Bank	(66.2)	(347.4)
Related to variable interest entities	(1.1)	(269.7)
Net cash used by financing activities	(42.2)	(156.9)
Net decrease in cash and cash equivalents	(96.8)	(48.7)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	654.7	656.6
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$557.9	$607.9

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2020 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the U.S. and global economies, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) deferred acquisition costs; (viii) the present value of future profits; and (ix) income tax assets. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

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

The Company reports accrued investment income separately from fixed maturities, available for sale, and has elected not to measure an allowance for credit losses for accrued investment income. Accrued investment income is written off through net investment income at the time the issuer of the bond defaults or is expected to default on payments.

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2020 and December 31, 2019, were as follows (dollars in millions):

	June 30, 2020	December 31, 2019
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$—	$1.1
Net unrealized gains on all other fixed maturity securities, available for sale	—	2,095.3
Net unrealized gains on investments having no allowance for credit losses	2,520.6	—
Unrealized losses on investments with an allowance for credit losses	(43.7)	—
Adjustment to present value of future profits (a)	(11.3)	(18.9)
Adjustment to deferred acquisition costs	(335.8)	(227.9)
Adjustment to insurance liabilities	(189.0)	(96.5)
Deferred income tax liabilities	(420.6)	(380.6)
Accumulated other comprehensive income	$1,520.2	$1,372.5
________

(a)
The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2020, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(9.3) million, $(132.2) million, $(189.0) million and $71.8 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

At June 30, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$11,651.2	$2,034.4	$(48.0)	$(10.0)	$13,627.6
United States Treasury securities and obligations of United States government corporations and agencies	151.3	79.0	—	—	230.3
States and political subdivisions	2,174.4	316.3	(6.8)	(.5)	2,483.4
Foreign governments	85.6	15.9	—	—	101.5
Asset-backed securities	1,172.4	27.2	(23.9)	(.3)	1,175.4
Agency residential mortgage-backed securities	67.8	7.6	—	—	75.4
Non-agency residential mortgage-backed securities	2,000.3	148.5	(10.6)	—	2,138.2
Commercial mortgage-backed securities	1,881.0	59.5	(46.9)	—	1,893.6
Collateralized loan obligations	457.6	—	(15.1)	—	442.5
Total fixed maturities, available for sale	$19,641.6	$2,688.4	$(151.3)	$(10.8)	$22,167.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$329.8	$336.1
Due after one year through five years	1,086.6	1,133.9
Due after five years through ten years	1,456.3	1,561.1
Due after ten years	11,189.8	13,411.7
Subtotal	14,062.5	16,442.8
Structured securities	5,579.1	5,725.1
Total fixed maturities, available for sale	$19,641.6	$22,167.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2020 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$495.4	$(23.1)	$1.6	$(.3)	$497.0	$(23.4)
States and political subdivisions	57.0	(4.9)	—	—	57.0	(4.9)
Asset-backed securities	448.1	(20.9)	41.9	(3.0)	490.0	(23.9)
Non-agency residential mortgage-backed securities	273.0	(9.6)	39.3	(1.0)	312.3	(10.6)
Collateralized loan obligations	287.3	(9.4)	155.2	(5.7)	442.5	(15.1)
Commercial mortgage-backed securities	748.5	(46.8)	1.9	(.1)	750.4	(46.9)
Total fixed maturities, available for sale	$2,309.3	$(114.7)	$239.9	$(10.1)	$2,549.2	$(124.8)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2020, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2020 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Non-agency residential mortgage-backed securities	Asset-backed securities	Total
Allowance at March 31, 2020	$18.2	$.6	$.1	$1.0	$—	$19.9
Additions for securities for which credit losses were not previously recorded	4.2	—	—	—	.3	4.5
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(11.9)	(.1)	(.1)	(1.0)	—	(13.1)
Reduction for securities sold during the period	(.5)	—	—	—	—	(.5)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at June 30, 2020	$10.0	$.5	$—	$—	$.3	$10.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2020 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Non-agency residential mortgage-backed securities	Asset-backed securities	Total
Allowance at January 1, 2020	$2.1	$—	$—	$—	$—	$2.1
Additions for securities for which credit losses were not previously recorded	21.7	.6	.1	1.0	.3	23.7
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(13.0)	(.1)	(.1)	(1.0)	—	(14.2)
Reduction for securities sold during the period	(.8)	—	—	—	—	(.8)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at June 30, 2020	$10.0	$.5	$—	$—	$.3	$10.8

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

At June 30, 2020, the mortgage loan balance was primarily comprised of commercial mortgage loans. At June 30, 2020, there was one commercial mortgage loan in process of foreclosure with a carrying value of $5.9 million and there were 29 residential mortgage loans that were noncurrent with a carrying value of $12.9 million (of which, 22 such loans with a carrying value of $11.4 million were in forbearance). Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. At June 30, 2020, we held residential mortgage loan investments with an both an amortized cost and fair value of $97.7 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2020 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2020	2019	2018	2017	2016	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$23.0	$111.2	$132.5	$103.1	$56.9	$636.2	$1,062.9	$1,079.2	$2,953.0
60% to less than 70%	19.1	11.5	24.0	3.8	46.5	84.6	189.5	187.6	296.8
70% to less than 80%	—	12.3	—	—	—	73.0	85.3	83.9	114.1
80% to less than 90%	—	—	—	—	10.0	26.1	36.1	30.8	41.7
Total	$42.1	$135.0	$156.5	$106.9	$113.4	$819.9	$1,373.8	$1,381.5	$3,405.6
________________

(a)	Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended June 30, 2020 (dollars in millions):

Mortgage loans
Allowance for credit losses at March 31, 2020	$8.3
Current period provision for expected credit losses	3.3
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at June 30, 2020	$11.6

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the six months ended June 30, 2020 (dollars in millions):

Mortgage loans
Allowance for credit losses at January 1, 2020	$6.7
Current period provision for expected credit losses	4.9
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at June 30, 2020	$11.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Fixed maturity securities, available for sale:
Gross realized gains on sale	$26.9	$5.9	$38.8	$66.8
Gross realized losses on sale	(29.0)	(.8)	(50.4)	(52.3)
Change in allowance for credit losses and other-than-temporary impairment losses	9.2	—	(16.7)	(2.2)
Net realized investment gains (losses) from fixed maturities	7.1	5.1	(28.3)	12.3
Equity securities, including change in fair value (a)	5.5	.1	(10.2)	10.8
Change in allowance for credit losses of other investments (b)	6.7	—	(22.8)	—
Loss on dissolution of variable interest entity	—	(5.1)	—	(5.1)
Other (c)	24.5	5.2	(10.4)	3.4
Net realized investment gains (losses)	$43.8	$5.3	$(71.7)	$21.4

_________________

(a)	The change in the estimated fair value of equity securities still held at June 30, 2020 was $(7.6) million.

(b)
The three and six months ended June 30, 2020, includes $9.9 million and $(17.9) million, respectively, related to the change in allowance for credit losses related to investments held by variable interest entities ("VIEs").

(c)	The change in the estimated fair value of certain structured securities held at June 30, 2020 that we have elected the fair value option and classify as trading securities was $(6.6) million.

During the first six months of 2020, we recognized net realized investment losses of $71.7 million, which were comprised of: (i) $15.2 million of net losses from the sales of investments; (ii) $10.2 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.9 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $.1 million; and (v) an increase in the allowance for credit losses and other-than-temporary impairment losses of $39.5 million.

During the first six months of 2019, we recognized net realized investment gains of $21.4 million, which were comprised of: (i) $5.3 million of net gains from the sales of investments; (ii) $5.1 million of losses on the dissolution of a VIE;(iii) $10.8 million of gains related to equity securities, including the change in fair value; (iv) the increase in fair value of certain fixed maturity investments with embedded derivatives of $7.7 million; (v) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $4.9 million; and (v) $2.2 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At June 30, 2020, there were no fixed maturity investments in default.

During the first six months of 2020, the $50.4 million of realized losses on sales of $402.4 million of fixed maturity securities, available for sale included: (i) $15.1 million related to various corporate securities; (ii) $25.0 million related to commercial mortgage-backed securities; and (iii) $10.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first six months of 2019, the $52.3 million of realized losses on sales of $877.4 million of fixed maturity securities, available for sale, included: (i) $45.2 million related to various corporate securities; and (ii) $7.1 million related to various other investments.

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

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three months ended June 30, 2019 (dollars in millions):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Credit losses on fixed maturity securities, available for sale, beginning of period	$(.2)	$(.2)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	—	—
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.2)	$(.2)
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
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income for basic and diluted earnings per share	$82.0	$37.6	$60.8	$89.4
Shares:
Weighted average shares outstanding for basic earnings per share	143,421	158,816	144,625	159,882
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	520	919	644	1,080
Weighted average shares outstanding for diluted earnings per share	143,941	159,735	145,269	160,962

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

Our insurance product line segments (including annuity, health, life and long-term care) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. Under our new operating model, the business written in each of the four product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period.

Income from insurance products is the sum of the insurance margins of the annuity, health, life and long-term care product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisition of Web Benefits Design Corporation ("WBD"). The individual results for the Worksite Division are currently not significant pursuant to accounting standards. Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment. We plan to analyze the profitability of the insurance products of the Consumer and Worksite Divisions separately when the Worksite Division becomes significant.

We also centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the Federal Home Loan Bank ("FHLB") investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from company-owned life insurance ("COLI") and variations in income (loss) from alternative investments), net of interest expense on corporate debt.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Annuity:
Insurance policy income	$4.5	$4.2	$10.1	$10.8
Net investment income	116.6	114.8	234.0	230.6
Total annuity revenues	121.1	119.0	244.1	241.4
Health:
Insurance policy income	360.1	358.1	722.2	716.3
Net investment income	36.1	35.8	72.2	72.0
Total health revenues	396.2	393.9	794.4	788.3
Life:
Insurance policy income	194.3	189.0	388.4	376.2
Net investment income	34.7	34.8	69.0	69.3
Total life revenues	229.0	223.8	457.4	445.5
Long-term care:
Insurance policy income	66.4	67.0	133.3	134.3
Net investment income	34.0	34.0	68.3	67.3
Total long-term care revenues	100.4	101.0	201.6	201.6
Investment income (loss) not allocated to product lines:
Related to fixed index products	50.7	23.0	(85.8)	66.6
Other investment income	37.1	76.0	109.5	149.2
Fee revenue and other income:
Fee income	20.7	15.8	49.5	41.6
Amounts netted in expenses not allocated to product lines	1.7	2.1	3.5	4.4
Total segment revenues	$956.9	$954.6	$1,774.2	$1,938.6

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Expenses:
Annuity:
Insurance policy benefits	$(107.7)	$5.1	$(102.2)	$13.0
Interest credited	43.6	41.6	85.6	84.8
Amortization and non-deferred commissions	61.4	15.1	77.4	30.2
Total annuity expenses	(2.7)	61.8	60.8	128.0
Health:
Insurance policy benefits	274.7	272.7	544.3	537.6
Amortization and non-deferred commissions	39.2	42.9	94.2	93.5
Total health expenses	313.9	315.6	638.5	631.1
Life:
Insurance policy benefits	147.8	126.2	279.7	257.0
Interest credited	10.9	10.6	21.2	20.8
Amortization and non-deferred commissions	34.2	35.3	76.1	72.9
Total life expenses	192.9	172.1	377.0	350.7
Long-term care:
Insurance policy benefits	84.3	85.7	168.5	171.2
Amortization and non-deferred commissions	2.9	3.4	6.6	7.0
Total long-term care expenses	87.2	89.1	175.1	178.2
Allocated expenses	128.1	135.2	264.7	271.1
Expenses not allocated to product lines	40.2	22.0	55.8	42.4
Amounts netted in investment income not allocated to product lines:
Market value changes credited to policyholders	50.7	22.9	(85.8)	66.5
Interest expense	19.4	24.9	42.1	49.4
Other expenses	9.5	2.9	1.8	8.3
Expenses netted in fee revenue:
Distribution and commission expenses	15.5	11.4	36.5	32.8
Total segment expenses	854.7	857.9	1,566.5	1,758.5
Pre-tax measure of profitability:
Annuity margin	123.8	57.2	183.3	113.4
Health margin	82.3	78.3	155.9	157.2
Life margin	36.1	51.7	80.4	94.8
Long-term care margin	13.2	11.9	26.5	23.4
Total insurance product margin	255.4	199.1	446.1	388.8
Allocated expenses	(128.1)	(135.2)	(264.7)	(271.1)
Income from insurance products	127.3	63.9	181.4	117.7
Fee income	5.2	4.4	13.0	8.8
Investment income not allocated to product lines	8.2	48.3	65.6	91.6
Expenses not allocated to product lines	(38.5)	(19.9)	(52.3)	(38.0)
Operating earnings before taxes	102.2	96.7	207.7	180.1
Income tax expense on operating income	22.8	20.3	44.0	37.9
Net operating income	$79.4	$76.4	$163.7	$142.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Total segment revenues	$956.9	$954.6	$1,774.2	$1,938.6
Net realized investment gains (losses)	43.8	5.3	(71.7)	21.4
Revenues related to VIEs	8.7	14.9	19.4	32.8
Fee revenue related to transition services agreement	4.8	5.0	9.5	10.0
Consolidated revenues	1,014.2	979.8	1,731.4	2,002.8

Total segment expenses	854.7	857.9	1,566.5	1,758.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	36.0	45.6	119.8	83.0
Amortization related to fair value changes in embedded derivative liabilities	(8.9)	(9.7)	(26.0)	(17.5)
Amortization related to net realized investment gains (losses)	.3	.2	(3.1)	.4
Expenses related to VIEs	9.4	14.5	20.4	31.4
Fair value changes related to agent deferred compensation plan	13.2	11.6	13.2	16.9
Loss on extinguishment of debt	—	7.3	—	7.3
Expenses related to transition services agreement	4.1	4.7	6.2	9.5
Consolidated expenses	908.8	932.1	1,697.0	1,889.5
Income before tax	105.4	47.7	34.4	113.3
Income tax expense (benefit):
Tax expense on period income	23.4	10.1	7.6	23.9
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)	—
Net income	$82.0	$37.6	$60.8	$89.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2020	December 31, 2019
Assets:
Other invested assets:
Fixed index call options	$99.3	$203.8
Reinsurance receivables	(1.1)	(1.2)
Total assets	$98.2	$202.6
Liabilities:
Future policy benefits:
Fixed index products	$1,526.9	$1,565.4
Total liabilities	$1,526.9	$1,565.4

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $114 million in underlying investments held by the ceding reinsurer at June 30, 2020.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options were $2.9 billion and $3.2 billion at June 30, 2020 and December 31, 2019, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$54.0	$22.5	$(82.7)	$65.2
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	6.1	2.6	.1	4.9
Insurance policy benefits:
Embedded derivative related to fixed index annuities	87.9	(42.6)	11.2	(77.6)
Total	$148.0	$(17.5)	$(71.4)	$(7.5)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2020, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts. Exchange-traded derivatives require margin accounts which we offset.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2020 and December 31, 2019 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2020:
Fixed index call options	$99.3	$—	$99.3	$—	$—	$99.3
December 31, 2019:
Fixed index call options	203.8	—	203.8	—	—	203.8

REINSURANCE

The cost of reinsurance ceded totaled $63.6 million and $65.4 million in the second quarters of 2020 and 2019, respectively, and $125.8 million and $133.3 million in the first six months of 2020 and 2019, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $36.2 million and $112.3 million in the second quarters of 2020 and 2019, respectively, and $142.2 million and $221.0 million in the first six months of 2020 and 2019, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $5.8 million and $6.4 million in the second quarters of 2020 and 2019, respectively, and $11.8 million and $12.9 million in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

first six months of 2020 and 2019, respectively. Insurance policy benefits related to reinsurance assumed totaled $7.2 million and $8.9 million in the second quarters of 2020 and 2019, respectively, and $15.6 million and $17.8 million in the first six months of 2020 and 2019, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Current tax expense (benefit)	$11.7	$4.1	$(51.9)	$9.3
Deferred tax expense	11.7	6.0	59.5	14.6
Income tax expense calculated based on estimated annual effective tax rate	23.4	10.1	7.6	23.9
Income tax benefit on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	—	—	(34.0)	—
Total income tax expense (benefit)	$23.4	$10.1	$(26.4)	$23.9

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2020	2019
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.3)	(1.0)
State taxes	1.4	1.1
Estimated annual effective tax rate calculated before discrete items	22.1	21.1
Impact on effective tax rate from discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	(98.8)	—
Effective tax rate	(76.7)%	21.1%

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

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2020	December 31, 2019
Deferred tax assets:
Net federal operating loss carryforwards	$419.9	$532.3
Net state operating loss carryforwards	6.9	10.3
Insurance liabilities	351.7	351.3
Indirect costs allocable to self-constructed real estate assets	76.8	50.3
Other	50.1	40.4
Gross deferred tax assets	905.4	984.6
Deferred tax liabilities:
Investments	(10.8)	(24.4)
Present value of future profits and deferred acquisition costs	(139.9)	(150.1)
Accumulated other comprehensive income	(420.4)	(381.2)
Gross deferred tax liabilities	(571.1)	(555.7)
Net deferred tax assets	334.3	428.9
Current income taxes prepaid	94.5	3.7
Income tax assets, net	$428.8	$432.6

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objective and verifiable. At June 30, 2020, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $334.3 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.09 percent at June 30, 2020), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2020, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $2.0 billion of federal NOLs as of June 30, 2020, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,412.8
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,999.4

Our life NOLs have been fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of remaining life insurance company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $6.9 million and $10.3 million at June 30, 2020 and December 31, 2019, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

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

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2020 and December 31, 2019 (dollars in millions):

	June 30, 2020	December 31, 2019
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
Unamortized debt issue costs	(10.3)	(10.9)
Direct corporate obligations	$989.7	$989.1

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. There were no amounts outstanding under the Revolving Credit Agreement during the six months ended June 30, 2020.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 23.8 percent at June 30, 2020); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 405 percent at June 30, 2020); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,211.0 million at June 30, 2020 compared to the minimum requirement of $2,693.2 million).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at June 30, 2020 (dollars in millions):

Year ending June 30,
2021	$—
2022	—
2023	—
2024	—
2025	500.0
Thereafter	500.0
$1,000.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of June 30, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at June 30, 2020, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2020
$100.0	July 2021	Variable rate – 1.861%
100.0	July 2021	Variable rate – 1.739%
27.7	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - 1.071%
125.0	August 2021	Variable rate – .665%
50.0	September 2021	Variable rate – .900%
22.0	May 2022	Variable rate – .700%
100.0	May 2022	Variable rate – .608%
10.0	June 2022	Variable rate – .927%
50.0	July 2022	Variable rate – 1.681%
50.0	July 2022	Variable rate – 1.400%
50.0	July 2022	Variable rate – 1.267%
50.0	August 2022	Variable rate – .864%
50.0	December 2022	Variable rate – .650%
50.0	December 2022	Variable rate – .650%
22.8	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – .585%
100.0	July 2023	Variable rate – .584%
50.0	February 2024	Variable rate – .691%
50.0	May 2024	Variable rate – .660%
21.8	May 2024	Variable rate – .670%
100.0	May 2024	Variable rate – .669%
50.0	May 2024	Variable rate – .714%
75.0	June 2024	Variable rate – .616%
100.0	July 2024	Variable rate – .614%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – .784%
15.0	July 2024	Variable rate – 1.291%
25.0	September 2024	Variable rate – .827%
21.7	May 2025	Variable rate – .542%
19.7	June 2025	Fixed rate – 2.940%
$1,643.4

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At June 30, 2020, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $5.2 million.

Interest expense of $14.9 million and $24.6 million in the first six months of 2020 and 2019, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first six months of 2020, we repurchased 7.1 million shares of common stock for $113.0 million under our securities repurchase program. The Company had remaining repurchase authority of $419.3 million as of June 30, 2020. In late June 2020, we resumed share repurchase activity after suspending such share repurchases in mid-March 2020.

In the first six months of 2020, dividends declared on common stock totaled $33.4 million ($0.23 per common share). In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $6.5 million and $14.4 million during the six months ended June 30, 2020 and 2019, respectively.  Amounts amortized totaled $8.7 million and $2.5 million during the six months ended June 30, 2020 and 2019, respectively.  The unamortized balance of deferred sales inducements was $58.5 million and $60.7 million at June 30, 2020 and December 31, 2019, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that makes targeted improvements to the accounting for long-duration contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable. In October 2019, the FASB approved a delay for the effective date of the adoption of this guidance by one year (until January 1, 2022). In June 2020, the FASB voted to issue a proposed Accounting Standards Update that would delay the effective date of this guidance for the Company by one year (until January 1, 2023). Once it is issued, the proposed Accounting Standards Update will be subject to a comment period of 45 days. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

	January 1, 2020
	Amounts prior to effect of adoption of authoritative guidance	Effect of adoption of authoritative guidance	As adjusted
Fixed maturities, available for sale	$21,295.2	$(2.1)	$21,293.1
Mortgage loans	1,566.1	(6.7)	1,559.4
Investments held by variable interest entities	1,188.6	(9.9)	1,178.7
Income tax assets, net	432.6	4.9	437.5
Reinsurance receivables	4,785.7	(4.0)	4,781.7
Total assets	33,630.9	(17.8)	33,613.1
Retained earnings	535.7	(17.8)	517.9
Total shareholders' equity	4,677.0	(17.8)	4,659.2

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

On December 19, 2018, Melanie Cyganowski, as Equity Receiver for Platinum Partners Credit Opportunities Master Fund, LP ("PPCO") and other Platinum entities (the "PPCO Receiver") brought an action in the United States District Court for the Southern District of New York, Cyganowski v. Beechwood Re Ltd, et al., alleging, among other claims, fraud, aiding and abetting fraud, fraudulent transfer and violation of the Racketeer Influenced and Corrupt Organizations Act against numerous defendants, including Beechwood Re Ltd. ("BRe") and many of its affiliates and CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties"). The PPCO Receiver alleged that Platinum insiders conspired with BRe and its principals and affiliates in a massive fraudulent scheme to enrich the Platinum and BRe insiders to the detriment of Platinum investors and creditors. The PPCO Receiver alleged that CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. had liability for the fraudulent scheme of the Platinum and BRe insiders under a theory that they turned a blind eye to the fraudulent scheme due to their desire to transfer unprofitable legacy portfolios of long-term care insurance via the reinsurance transactions with BRe. On January 24, 2019, the court consolidated the PPCO Receiver action with two other cases (to which the CNO companies are not parties) before it for at least discovery purposes.  On August 19, 2019, the court granted in their entirety CNO Financial Group, Inc.’s and 40|86 Advisors, Inc.’s motions to dismiss the PPCO Receiver’s claims against them. The court granted in part and denied in part the motions to dismiss of BCLIC and Washington National, dismissing the PPCO Receiver’s claims for, among other things, fraud, aiding and abetting fraud, securities fraud and violation of the Racketeer Influenced and Corrupt Organizations Act, while denying BCLIC’s and Washington National’s motions to dismiss the PPCO Receiver’s fraudulent transfer and unjust enrichment claims. BCLIC and Washington National agreed with the PPCO Receiver to fully settle the Cyganowski case. Under the settlement, neither BCLIC nor Washington National will incur any liability or make any payment to anyone, but instead they were granted an unsecured claim against PPCO’s estate. The settlement agreement states that the PPCO Receiver’s decision to enter into the agreement was based in part on the CNO Parties’ credible arguments based on an expansive documentary record that the CNO Parties were not knowing participants in any fraud perpetrated by any of the Platinum funds or any of the Beechwood entities, but were instead purely victims of such fraud schemes. The settlement agreement was approved by the court, and the PPCO Receiver and all CNO Parties have filed a Stipulation of Dismissal with Prejudice that was accepted by the Court. The Cyganowski case is thus completely concluded.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On June 7, 2019, the Joint Official Liquidators of Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) and Principal Growth Strategies, LLC, commenced suit against, among others, the CNO Parties in Delaware Chancery Court.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the Reinsurance Trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties are vigorously contesting the plaintiff’s claims. The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court. The Plaintiff has filed an Amended Complaint and the CNO Parties will respond.

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination has included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File ("SSADMF") to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We are continuing to provide information to the examiners in response to their requests. A total of 41 states and the District of Columbia participated in this examination. In November 2018, we entered into a Global Resolution Agreement for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds. Under the terms of the Global Resolution Agreement, a third-party auditor acting on behalf of the signatory jurisdictions is comparing expanded matching criteria to the SSADMF to identify deceased insureds and contract holders where a valid claim has not been made.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$60.8	$89.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	156.4	122.0
Income taxes	(31.4)	27.2
Insurance liabilities	123.1	329.1
Accrual and amortization of investment income	66.0	(130.9)
Deferral of policy acquisition costs	(132.4)	(143.0)
Net realized investment (gains) losses	71.7	(21.4)
Loss on extinguishment of debt	—	7.3
Other	10.8	38.0
Net cash from operating activities	$325.0	$317.7

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2020	2019
Amounts related to employee benefit plans	$10.1	$10.4

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

Information related to our right of use assets are as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating lease expense	$6.3	$6.3	$12.5	$12.4
Cash paid for operating lease liability	6.4	6.1	12.7	12.1
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	2.3	10.4	5.5	14.7
Total right of use assets	60.5	70.1	60.5	70.1

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2020
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,137.4	$—	$1,137.4
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	36.8	—	36.8
Accrued investment income	1.8	—	1.8
Income tax assets, net	23.4	—	23.4
Other assets	3.7	(.9)	2.8
Total assets	$1,203.1	$(114.7)	$1,088.4
Liabilities:
Other liabilities	$27.1	$(2.9)	$24.2
Borrowings related to variable interest entities	1,152.2	—	1,152.2
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,305.4	$(129.0)	$1,176.4

	December 31, 2019
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,188.6	$—	$1,188.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	74.7	—	74.7
Accrued investment income	1.7	—	1.7
Income tax assets, net	8.0	—	8.0
Other assets	2.8	(1.4)	1.4
Total assets	$1,275.8	$(115.2)	$1,160.6
Liabilities:
Other liabilities	$42.8	$(4.4)	$38.4
Borrowings related to variable interest entities	1,152.5	—	1,152.5
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,321.4	$(130.5)	$1,190.9

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2020, such loans had an amortized cost of $1,223.7 million; gross unrealized gains of $1.1 million; gross unrealized losses of $59.7 million; allowance for credit losses of $27.7 million; and an estimated fair value of $1,137.4 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the three months ended June 30, 2020 (dollars in millions):

Corporate securities
Allowance at March 31, 2020	$37.7
Additions for securities for which credit losses were not previously recorded	5.8
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(14.7)
Reduction for securities sold during the period	(1.1)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at June 30, 2020	$27.7

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the six months ended June 30, 2020 (dollars in millions):

Corporate securities
Allowance at January 1, 2020	$9.9
Additions for securities for which credit losses were not previously recorded	24.9
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(4.8)
Reduction for securities sold during the period	(2.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at June 30, 2020	$27.7

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.0	$.4
Due after one year through five years	771.5	709.8
Due after five years through ten years	447.2	423.5
Due after ten years	4.0	3.7
Total	$1,223.7	$1,137.4

During the first six months of 2020, the VIEs recognized net realized investment losses of $21.3 million which were comprised of: (i) $3.4 million of net losses from the sales of fixed maturities; and (ii) a $17.9 million increase in the allowance

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

for credit losses. Such net realized losses included gross realized losses of $3.4 million from the sale of $22.2 million of investments. During the first six months of 2019, the VIEs recognized net realized investment losses of $14.5 million which were comprised of: (i) $9.4 million of net losses from the sales of fixed maturities; and (ii) $5.1 million of losses on the dissolution of a VIE. Such net realized losses included gross realized losses of $9.6 million from the sale of $267.7 million of investments.

At June 30, 2020, there were three investments held by the VIEs in default with an amortized cost of $8.5 million, a carrying value of $3.1 million and an allowance for credit losses of $4.3 million.

At June 30, 2020, the VIEs held: (i) investments with a fair value of $633.2 million and gross unrealized losses not deemed to have credit losses of $29.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $197.9 million and gross unrealized losses not deemed to have credit losses of $13.4 million that had been in an unrealized loss position for twelve months or greater.

At December 31, 2019, the VIEs held: (i) investments with a fair value of $153.0 million and gross unrealized losses of $3.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $430.1 million and gross unrealized losses of $18.5 million that had been in an unrealized loss position for twelve months or greater.

The investments held by the VIEs are evaluated for impairment in a manner that is consistent with the Company's fixed maturities, available for sale. Similarly, prior to January 1, 2020, the investments held by the VIEs were evaluated for other-than-temporary declines in fair value in a manner that was consistent with the Company's fixed maturities, available for sale.

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

At June 30, 2020, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $518.4 million (classified as other invested assets).  At June 30, 2020, we had unfunded commitments to these partnerships totaling $85.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The vast majority of our fixed maturity and equity securities, including those held in trading portfolios and those held by consolidated VIEs and separate account assets use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Our Level 2 assets are valued as follows:

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 86 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2020 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,513.4	$114.2	$13,627.6
United States Treasury securities and obligations of United States government corporations and agencies	—	230.3	—	230.3
States and political subdivisions	—	2,483.4	—	2,483.4
Foreign governments	—	101.5	—	101.5
Asset-backed securities	—	1,162.8	12.6	1,175.4
Agency residential mortgage-backed securities	—	75.4	—	75.4
Non-agency residential mortgage-backed securities	—	2,138.2	—	2,138.2
Commercial mortgage-backed securities	—	1,893.6	—	1,893.6
Collateralized loan obligations	—	442.5	—	442.5
Total fixed maturities, available for sale	—	22,041.1	126.8	22,167.9
Equity securities - corporate securities	15.9	36.3	8.3	60.5
Trading securities:
Foreign governments	—	2.0	—	2.0
Asset-backed securities	—	10.2	—	10.2
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	100.9	—	100.9
Commercial mortgage-backed securities	—	115.1	12.0	127.1
Total trading securities	—	228.6	12.0	240.6
Investments held by variable interest entities - corporate securities	—	1,137.0	.4	1,137.4
Other invested assets - derivatives	—	99.3	—	99.3
Assets held in separate accounts	—	3.7	—	3.7
Total assets carried at fair value by category	$15.9	$23,546.0	$147.5	$23,709.4

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,526.9	$1,526.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2019 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,756.5	$178.8	$12,935.3
United States Treasury securities and obligations of United States government corporations and agencies	—	204.6	—	204.6
States and political subdivisions	—	2,246.7	—	2,246.7
Foreign governments	—	94.5	1.1	95.6
Asset-backed securities	—	1,375.3	12.6	1,387.9
Agency residential mortgage-backed securities	—	95.0	—	95.0
Non-agency residential mortgage-backed securities	—	2,042.3	—	2,042.3
Collateralized loan obligations	—	400.8	—	400.8
Commercial mortgage-backed securities	—	1,887.0	—	1,887.0
Total fixed maturities, available for sale	—	21,102.7	192.5	21,295.2
Equity securities - corporate securities	31.3	4.5	8.3	44.1
Trading securities:
Asset-backed securities	—	12.1	—	12.1
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	113.4	—	113.4
Commercial mortgage-backed securities	—	105.5	12.5	118.0
Total trading securities	—	231.4	12.5	243.9
Investments held by variable interest entities - corporate securities	—	1,188.6	—	1,188.6
Other invested assets - derivatives	—	203.8	—	203.8
Assets held in separate accounts	—	4.2	—	4.2
Total assets carried at fair value by category	$31.3	$22,735.2	$213.3	$22,979.8

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,565.4	$1,565.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value measurements for our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2020
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,479.3	$1,479.3	$1,459.9
Policy loans	—	—	124.3	124.3	124.3
Other invested assets:
Company-owned life insurance	—	203.5	—	203.5	203.5
Cash and cash equivalents:
Unrestricted	521.1	—	—	521.1	521.1
Held by variable interest entities	36.8	—	—	36.8	36.8
Liabilities:
Policyholder account liabilities	—	—	12,171.3	12,171.3	12,171.3
Investment borrowings	—	1,648.6	—	1,648.6	1,643.4
Borrowings related to variable interest entities	—	1,114.2	—	1,114.2	1,152.2
Notes payable – direct corporate obligations	—	1,087.7	—	1,087.7	989.7

	December 31, 2019
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,651.4	$1,651.4	$1,566.1
Policy loans	—	—	124.5	124.5	124.5
Other invested assets:
Company-owned life insurance	—	194.0	—	194.0	194.0
Cash and cash equivalents:
Unrestricted	579.9	.1	—	580.0	580.0
Held by variable interest entities	74.7	—	—	74.7	74.7
Liabilities:
Policyholder account liabilities	—	—	12,132.3	12,132.3	12,132.3
Investment borrowings	—	1,647.9	—	1,647.9	1,644.3
Borrowings related to variable interest entities	—	1,142.1	—	1,142.1	1,152.5
Notes payable – direct corporate obligations	—	1,117.2	—	1,117.2	989.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2020 (dollars in millions):

	June 30, 2020
	Beginning balance as of March 31, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2020	Amount of total gains (losses) for the three months ended June 30, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended June 30, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$(.1)	$(.1)	$8.3	$9.0	$(30.7)	$114.2	$(.1)	$7.8
Asset-backed securities	30.9	(.1)	—	(.6)	—	(17.6)	12.6	—	(.6)
Commercial mortgage-backed securities	7.2	(1.2)	(6.9)	.9	—	—	—	—	—
Total fixed maturities, available for sale	165.9	(1.4)	(7.0)	8.6	9.0	(48.3)	126.8	(.1)	7.2
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	10.9	—	.9	.2	—	—	12.0	.9	—
Investments held by variable interest entities - corporate securities	.6	—	—	.1	.3	(.6)	.4	—	.1
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,548.5)	(66.3)	87.9	—	—	—	(1,526.9)	87.9	87.9

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2020 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(.1)	$—	$—	$(.1)
Asset-backed securities	—	(.1)	—	—	(.1)
Commercial mortgage-backed securities	—	(1.2)	—	—	(1.2)
Total fixed maturities, available for sale	—	(1.4)	—	—	(1.4)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(38.8)	.1	(49.0)	21.4	(66.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2020 (dollars in millions):

	June 30, 2020
	Beginning balance as of December 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2020	Amount of total gains (losses) for the six months ended June 30, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the six months ended June 30, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$178.8	$(2.3)	$—	$5.8	$81.5	$(149.6)	$114.2	$(.1)	$4.6
Foreign governments	1.1	—	—	—	—	(1.1)	—	—	—
Asset-backed securities	12.6	(.3)	—	.3	—	—	12.6	—	.3
Total fixed maturities, available for sale	192.5	(2.6)	—	6.1	81.5	(150.7)	126.8	(.1)	4.9
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	12.5	—	(.8)	.3	—	—	12.0	(.8)	—
Investments held by variable interest entities - corporate securities	—	—	—	.1	.3	—	.4	—	.1
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,565.4)	27.3	11.2	—	—	—	(1,526.9)	11.2	11.2

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

(b)
Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2020 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(2.3)	$—	$—	$(2.3)
Asset-backed securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	—	(2.6)	—	—	(2.6)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(89.6)	119.3	(49.0)	46.6	27.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2019 (dollars in millions):

	June 30, 2019
	Beginning balance as of March 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2019	Amount of total gains (losses) for the three months ended June 30, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$137.6	$(9.4)	$—	$2.9	$4.8	$—	$135.9	$—
Foreign governments	1.0	—	—	—	—	—	1.0	—
Asset-backed securities	12.3	(.2)	—	.3	—	—	12.4	—
Collateralized loan obligations	5.0	—	—	—	—	(5.0)	—	—
Commercial mortgage-backed securities	—	—	—	.7	15.2	—	15.9	—
Total fixed maturities, available for sale	155.9	(9.6)	—	3.9	20.0	(5.0)	165.2	—
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,372.9)	(38.7)	(42.6)	—	—	—	(1,454.2)	(42.6)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(9.4)	$—	$—	$(9.4)
Asset-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	—	(9.6)	—	—	(9.6)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(40.7)	.3	(20.6)	22.3	(38.7)

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2019 (dollars in millions):

	June 30, 2019
	Beginning balance as of December 31, 2018	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2019	Amount of total gains (losses) for the six months ended June 30, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$158.6	$(26.1)	$(2.8)	$6.2	$—	$—	$135.9	$(2.2)
Foreign governments	1.0	—	—	—	—	—	1.0	—
Asset-backed securities	12.0	(.3)	—	.7	—	—	12.4	—
Commercial mortgage-backed securities	—	14.4	—	1.5	—	—	15.9	—
Total fixed maturities, available for sale	171.6	(12.0)	(2.8)	8.4	—	—	165.2	(2.2)
Equity securities - corporate securities	9.5	—	(1.2)	—	—	—	8.3	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,289.0)	(87.6)	(77.6)	—	—	—	(1,454.2)	(77.6)
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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$.1	$(26.2)	$—	$—	$(26.1)
Asset-backed securities	—	(.3)	—	—	(.3)
Commercial mortgage-backed securities	14.4	—	—	—	14.4
Total fixed maturities, available for sale	14.5	(26.5)	—	—	(12.0)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(75.7)	1.9	(60.2)	46.4	(87.6)

At June 30, 2020, 99 percent of our Level 3 fixed maturities, available for sale, were investment grade and 90 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2020 (dollars in millions):

	Fair value at June 30, 2020	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$5.7	Discounted cash flow analysis	Discount margins	4.33% - 4.81% (4.77%)
Corporate securities (c)	1.0	Recovery method	Percent of recovery expected	12.77%
Asset-backed securities (d)	12.6	Discounted cash flow analysis	Discount margins	2.62%
Equity securities (e)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (f)	119.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	147.5
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (g)	1,526.9	Discounted projected embedded derivatives	Projected portfolio yields	3.65% - 4.25% (4.23%)
			Discount rates	0.00% - 2.37% (0.85%)
			Surrender rates	1.30% - 24.00% (10.00%)
________________________________

(a)	The weighted average is based on the relative fair value of the related assets or liabilities.

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

In this section, we review the consolidated financial condition of CNO at June 30, 2020, and its consolidated results of operations for the six months ended June 30, 2020 and 2019, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the impact it may have on our business, results of operations and financial condition. For additional forward-looking information and risks related to the impact of the pandemic refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors. In addition, the results for the quarterly period ended June 30, 2020, were impacted by: (i) our actuarial unlocking exercise to reduce future expected new money rates and lower the option budgets on our fixed index products; and (ii) increase our accrual for the Global Resolution Agreement.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

•	changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•	availability and effectiveness of reinsurance arrangements, as well as the impact of any defaults or failure of reinsurers to perform;

•	the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•	the growth rate of sales, collected premiums, annuity deposits and assets;

•	interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•	events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic or potential adverse impacts from global warming;

•	ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•	the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Our insurance product line segments (including annuity, health, life and long-term care) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. Under our new operating model, the business written in each of the four product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period.

Income from insurance products is the sum of the insurance margins of the annuity, health, life and long-term care product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we bring a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisition of WBD. The individual results for the Worksite Division are currently not significant pursuant to accounting standards. Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment. We plan to analyze the profitability of the insurance products of the Consumer and Worksite Divisions separately when the Worksite Division becomes significant.

We also centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and variations in income (loss) from alternative investments), net of interest expense on corporate debt.

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm) and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three and six months ending June 30, 2020 and 2019 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Insurance product margin
Annuity margin	$123.8	$57.2	$183.3	$113.4
Health margin	82.3	78.3	155.9	157.2
Life margin	36.1	51.7	80.4	94.8
Long-term care margin	13.2	11.9	26.5	23.4
Total insurance product margin	255.4	199.1	446.1	388.8
Allocated expenses	(128.1)	(135.2)	(264.7)	(271.1)
Income from insurance products	127.3	63.9	181.4	117.7
Fee income	5.2	4.4	13.0	8.8
Investment income not allocated to product lines	8.2	48.3	65.6	91.6
Expenses not allocated to product lines	(38.5)	(19.9)	(52.3)	(38.0)
Operating earnings before taxes	102.2	96.7	207.7	180.1
Income tax expense on operating income	(22.8)	(20.3)	(44.0)	(37.9)
Net operating income (a)	79.4	76.4	163.7	142.2
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	12.3	(1.7)	(51.4)	(2.4)
Net change in market value of investments recognized in earnings	31.2	6.8	(17.2)	23.4
Fair value changes related to agent deferred compensation plan	(13.2)	(11.6)	(13.2)	(16.9)
Fair value changes in embedded derivative liabilities (net of related amortization)	(27.1)	(35.9)	(93.8)	(65.5)
Loss on extinguishment of debt	—	(7.3)	—	(7.3)
Other	—	.7	2.3	1.9
Net non-operating loss before taxes	3.2	(49.0)	(173.3)	(66.8)
Income tax benefit on non-operating loss	.6	(10.2)	(36.4)	(14.0)
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)	—
Net non-operating loss	2.6	(38.8)	(102.9)	(52.8)
Net income	$82.0	$37.6	$60.8	$89.4
Per diluted share
Net operating income	$.55	$.48	$1.13	$.89
Net non-operating loss	.02	(.24)	(.71)	(.33)
Net income	$.57	$.24	$.42	$.56

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

____________

(a)
Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss on extinguishment of debt, net of taxes; and (vi) other non-operating items consisting primarily of earnings attributable to VIEs. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CHANGES IN ACTUARIAL ASSUMPTIONS IN THE SECOND QUARTER OF 2020

We conducted our annual comprehensive review of actuarial assumptions in the fourth quarter of 2019. However, we update our assumptions, as necessary, to the extent current conditions or circumstances warrant changes that could be significant to our operating results. Given our expectation that interest rates will remain low for the long-term, we performed an actuarial unlocking exercise in the second quarter of 2020 to reflect our assumption that average new money rates will remain flat at 4 percent for the long-term. This change and the related impacts to persistency assumptions had a $45.6 million unfavorable impact on pre-tax earnings. As part of the actuarial unlocking exercise, we also changed our assumptions related to the future option costs we incur in providing benefits on fixed index annuities which had a favorable impact on pre-tax earnings of $91.5 million. These future option costs represent the estimated cost we will incur to purchase a series of annual forward options over the duration of the policy that back the potential return based on a percentage of the amount of increase in the value of the appropriate index. When interest rates decrease, we are permitted (subject to policy minimums) to decrease this benefit, lowering the option costs. The impact of these changes in assumptions is summarized below (dollars in millions):

	Line of business
	Fixed index annuities	Fixed interest annuities	Interest- sensitive life	Total
	Favorable (unfavorable)
Impacts of an average new money rate assumption of 4 percent
Insurance policy benefits	$(5.0)	$—	$(7.4)	$(12.4)
Amortization of insurance intangibles	(25.6)	(9.4)	1.8	(33.2)
Subtotal	(30.6)	(9.4)	(5.6)	(45.6)

Impacts of changes in future option costs
Insurance policy benefits	104.8	—	—	104.8
Amortization of insurance intangibles	(13.3)	—	—	(13.3)
Subtotal	91.5	—	—	91.5

Impact on pre-tax income	$60.9	$(9.4)	$(5.6)	$45.9

As noted above, the magnitude of the offsetting impacts of the change in new money rate and the change in future option costs had significantly different impacts on our results in the second quarter of 2020. These results are consistent with the different accounting requirements for insurance intangibles and the embedded derivatives related to the future option budgets for our fixed index annuity products.

Insurance intangibles related to interest-sensitive products are amortized in relation to estimated gross profits using the interest rate credited to the underlying policies. When actual profits or our current best estimates of future profits are different than our previous estimates, we adjust the cumulative amortization of insurance acquisition costs to maintain amortization expense as a constant percentage of gross profits over the entire life of the policies.

Due to this accounting requirement, only a portion of the reduced estimated gross profits due to the change in new money rate assumptions is recognized in earnings in the period of unlocking. The adjustment to gross profits is spread on a retrospective basis over the life of the related blocks of business. The unlocking adjustment in the second quarter of 2020 is a “catch-up” adjustment recognized through earnings to reflect the inception date to current date income adjustments, as if our current assumptions were used to determine amortization from each policy’s inception date. For example, the changes in new money rate and persistency assumptions had the effect of reducing estimated gross profits by approximately $280 million. This impact compares to the net unfavorable unlocking adjustments of $45.6 million.

In contrast, the options attributable to the policyholder for the estimated life of the contract is treated as an embedded derivative. We are required to record the embedded derivatives related to our fixed index annuity products at estimated fair

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

value. The value of the embedded derivatives is determined based on the present value of estimated future option costs discounted using a risk-free rate adjusted for our non-performance risk and a risk charge. This rate is currently very low at
.85%. Due to this accounting requirement, a significant percentage of the change in gross profits attributable to the change in option budgets is reflected in our current earnings as an unlocking adjustment. For example, the change in expected future option budgets had the effect of increasing estimated gross profits by approximately $105 million. This impact compares to the net favorable unlocking adjustments of $91.5 million.

Changes in future new money rate and persistency assumptions can also result in a charge related to our life, health and annuity with life contingency products. However, assumptions related to these products are locked in when the policies are issued and a charge is only taken when the present value of future cash flows, in combination with the related liability for insurance products, is less than the unamortized insurance intangible balance. In such case, the charge would be made to amortization expense at the time assumption changes result in a deficiency. If the deficiency exceeds the balance of insurance intangibles, a premium deficiency reserve is established for the excess. The recoverability test referred to above is conducted based on lines of business consistent with the manner we group them in our segment reporting.

Even after the changes in assumptions for new money rates, the loss recognition margins on our traditional life, long-term care, payout annuities, Medicare supplement and supplemental health products are positive. Although, no loss recognition is required in the second quarter of 2020, the future margins for these blocks would be reduced by approximately $160 million due to the impact of these changes in assumptions.

This actuarial unlocking exercise does not replace our comprehensive annual review of all assumptions for our insurance products, which we plan to complete in the fourth quarter of this year. Additional adjustments may be identified based on the results of the comprehensive annual review.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Insurance product margin
Annuity:
Insurance policy income	$4.5	$4.2	$10.1	$10.8
Net investment income	116.6	114.8	234.0	230.6
Insurance policy benefits	107.7	(5.1)	102.2	(13.0)
Interest credited	(43.6)	(41.6)	(85.6)	(84.8)
Amortization and non-deferred commissions	(61.4)	(15.1)	(77.4)	(30.2)
Annuity margin	123.8	57.2	183.3	113.4
Health:
Insurance policy income	360.1	358.1	722.2	716.3
Net investment income	36.1	35.8	72.2	72.0
Insurance policy benefits	(274.7)	(272.7)	(544.3)	(537.6)
Amortization and non-deferred commissions	(39.2)	(42.9)	(94.2)	(93.5)
Health margin	82.3	78.3	155.9	157.2
Life:
Insurance policy income	194.3	189.0	388.4	376.2
Net investment income	34.7	34.8	69.0	69.3
Insurance policy benefits	(147.8)	(126.2)	(279.7)	(257.0)
Interest credited	(10.9)	(10.6)	(21.2)	(20.8)
Amortization and non-deferred commissions	(18.0)	(20.3)	(39.9)	(41.2)
Advertising expense	(16.2)	(15.0)	(36.2)	(31.7)
Life margin	36.1	51.7	80.4	94.8
Long-term care:
Insurance policy income	66.4	67.0	133.3	134.3
Net investment income	34.0	34.0	68.3	67.3
Insurance policy benefits	(84.3)	(85.7)	(168.5)	(171.2)
Amortization and non-deferred commissions	(2.9)	(3.4)	(6.6)	(7.0)
Long-term care margin	13.2	11.9	26.5	23.4
Total insurance product margin	255.4	199.1	446.1	388.8
Allocated expenses:
Branch office expenses	(15.1)	(16.3)	(34.0)	(38.6)
Other allocated expenses	(113.0)	(118.9)	(230.7)	(232.5)
Income from insurance products	127.3	63.9	181.4	117.7
Fee income	5.2	4.4	13.0	8.8
Investment income not allocated to product lines	8.2	48.3	65.6	91.6
Expenses not allocated to product lines	(38.5)	(19.9)	(52.3)	(38.0)
Operating earnings before taxes	102.2	96.7	207.7	180.1
Income tax expense on operating income	(22.8)	(20.3)	(44.0)	(37.9)
Net operating income	$79.4	$76.4	$163.7	$142.2

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

Insurance product margin is management’s measure of the profitability of its annuity, health, life and long-term care product lines’ performance and consists of premiums plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health, life and long-term care product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Investment income not allocated to product lines represents net investment income less the investment income allocated to our product lines and includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and variations in income (loss) from alternative investments), net of interest expense on corporate debt.

Management believes that an analysis of Net income applicable to common stock before: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss on extinguishment of debt, net of taxes; (vi) changes in the valuation allowance for deferred tax assets and other tax items; and (vii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes (“Net operating income,” a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the company's underlying fundamentals.

Summary of Operating Results: Net operating income was $79.4 million in the second quarter of 2020, up from $76.4 million in the second quarter of 2019, and was $163.7 million in the first six months of 2020, up from $142.2 million in the first six months of 2019.

Insurance product margin for the three and six months ended June 30, 2020, was significantly impacted by changes in our actuarial assumptions as further described above under the caption "Changes in Actuarial Assumptions in the Second Quarter of 2020".

The higher fee income in the 2020 periods primarily reflects changes in assumptions used to estimate revenues on the sales of third-party products, net of related distribution expenses.

Investment income not allocated to product lines was lower in the 2020 periods as discussed in additional detail below.

Expenses not allocated to product lines were higher in the 2020 periods due to a $23.5 million increase (recognized in the second quarter of 2020) in our liability for claims and interest pursuant to the Global Resolution Agreement as the third-party auditor has provided information that we have processed and verified allowing us to more accurately estimate the ultimate liability pursuant to the agreement. See the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Regulatory Examinations and Fines" for further information about the Global Resolution Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Annuity Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Annuity margin:
Fixed index annuities
Insurance policy income	$2.6	$2.8	$5.9	$5.9
Net investment income	82.9	76.0	165.0	151.3
Insurance policy benefits	104.1	(.5)	103.1	—
Interest credited	(28.3)	(24.7)	(54.5)	(50.4)
Amortization and non-deferred commissions	(49.6)	(12.1)	(63.4)	(24.2)
Margin from fixed index annuities	$111.7	$41.5	$156.1	$82.6
Average net insurance liabilities	$7,056.3	$6,388.9	$6,988.9	$6,291.3
Margin/average net insurance liabilities	6.33%	2.60%	4.47%	2.63%
Fixed interest annuities
Insurance policy income	$.1	$.4	$.4	$.9
Net investment income	26.8	31.2	54.9	64.0
Insurance policy benefits	—	(.1)	(.1)	(.2)
Interest credited	(14.4)	(16.0)	(29.3)	(32.4)
Amortization and non-deferred commissions	(11.7)	(3.0)	(13.8)	(6.0)
Margin from fixed interest annuities	$.8	$12.5	$12.1	$26.3
Average net insurance liabilities	$2,088.2	$2,337.9	$2,117.2	$2,377.6
Margin/average net insurance liabilities	.15%	2.14%	1.14%	2.21%
Other annuities
Insurance policy income	1.8	1.0	3.8	4.0
Net investment income	6.9	7.6	14.1	15.3
Insurance policy benefits	3.6	(4.5)	(.8)	(12.8)
Interest credited	(.9)	(.9)	(1.8)	(2.0)
Amortization and non-deferred commissions	(.1)	—	(.2)	—
Margin from other annuities	$11.3	$3.2	$15.1	$4.5
Average net insurance liabilities	$533.5	$574.4	$542.5	$575.1
Margin/average net insurance liabilities	8.47%	2.23%	5.57%	1.56%
Total annuity margin	$123.8	$57.2	$183.3	$113.4
Average net insurance liabilities	$9,678.0	$9,301.2	$9,648.6	$9,244.0
Margin/average net insurance liabilities	5.12%	2.46%	3.80%	2.45%

Margin from fixed index annuities was $111.7 million in the second quarter of 2020, compared to $41.5 million in 2019, and was $156.1 million in the first six months of 2020, compared to $82.6 million in 2019. The increase in margin is primarily due to: (i) the favorable impact of actuarial assumption changes previously discussed; and (ii) growth in the block. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $7,056.3 million and $6,388.9 million in the second quarters of 2020 and 2019, respectively, and were $6,988.9 million and $6,291.3 million in the first six months of 2020 and 2019, respectively, driven by deposits and reinvested returns in excess of withdrawals in periods subsequent to the second quarter of 2019. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.70 percent in the second quarter of 2020 down from 4.76 percent in 2019, and was 4.72 percent in the first six months of 2020 down from 4.81 percent in 2019, reflecting lower market yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $44.9 million and $20.2 million in the second quarters of 2020 and 2019, respectively, and were $(75.0) million and $58.1 million in the first six months of 2020 and 2019, respectively.

Margin from fixed interest annuities was $.8 million in the second quarter of 2020, compared to $12.5 million in 2019, and was $12.1 million in the first six months of 2020, compared to $26.3 million in 2019. The decrease in margin is primarily due to: (i) the unfavorable impact of actuarial assumption changes previously discussed; and (ii) a reduction in the size of the block. Average net insurance liabilities were $2,088.2 million in the second quarter of 2020 compared to $2,337.9 million in 2019 and were $2,117.2 million in the first six months of 2020 compared to $2,377.6 million in 2019, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 5.13 percent in the second quarter of 2020 from 5.34 percent in 2019 and to 5.19 percent in the first six months of 2020 from 5.38 percent in 2019, reflecting lower market yields.

Margin from other annuities in the 2020 periods reflects favorable mortality compared to the same periods in the prior year. Annuitant mortality related to contracts with life contingencies resulted in a decrease in insurance liabilities and insurance policy benefits of $9.8 million in the second quarter of 2020.

Margin from Health Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Health margin:
Supplemental health
Insurance policy income	$169.8	$164.4	$339.6	$327.6
Net investment income	34.9	34.7	69.8	69.7
Insurance policy benefits	(138.1)	(128.9)	(271.0)	(252.0)
Amortization and non-deferred commissions	(26.2)	(27.8)	(55.8)	(55.4)
Margin from supplemental health	$40.4	$42.4	$82.6	$89.9
Margin/insurance policy income	24%	26%	24%	27%
Medicare supplement
Insurance policy income	$190.3	$193.7	$382.6	$388.7
Net investment income	1.2	1.1	2.4	2.3
Insurance policy benefits	(136.6)	(143.8)	(273.3)	(285.6)
Amortization and non-deferred commissions	(13.0)	(15.1)	(38.4)	(38.1)
Margin from Medicare supplement	$41.9	$35.9	$73.3	$67.3
Margin/insurance policy income	22%	19%	19%	17%
Total health margin	$82.3	$78.3	$155.9	$157.2
Margin/insurance policy income	23%	22%	22%	22%

Margin from supplemental health business was $40.4 million in the second quarter of 2020, down 4.7 percent from 2019, and was $82.6 million in the first six months of 2020, down 8.1 percent from 2019, driven primarily by a decrease in the margin as a percentage of insurance policy income to 24% in the second quarter of 2020 compared to 26% in the prior year period and 24% in first six months of 2020 compared to 27% in the prior year period. Insurance policy benefits in the 2019 periods reflected better claims experience than expected. Insurance policy income increased due to new sales in recent periods. Our margin on the supplemental health business in the second quarter of 2020 was unfavorably impacted by higher persistency resulting in a lower release of reserves, more than offsetting favorable claim experience. Such higher persistency primarily resulted from regulatory mandates and the Company's policy which delays the lapsation of policies due to the non-payment of premiums during the pandemic.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Margin from Medicare supplement business was $41.9 million and $35.9 million in the second quarters of 2020 and 2019, respectively, and was $73.3 million and $67.3 million in the first six months of 2020 and 2019, respectively. The increase in margin on the Medicare supplement business in the 2020 periods reflects favorable claim experience. Such favorable claim experience in the second quarter of 2020 may be attributable to policyholders deferring health care during the pandemic which may lead to higher claim costs in future periods. Insurance policy income was $190.3 million in the second quarter of 2020, down 1.8 percent from 2019, and was $382.6 million in the first six months of 2020, down 1.6 percent from 2019, reflecting lower sales in recent periods partially offset by premium rate increases.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Life margin:
Interest-sensitive life
Insurance policy income	$38.7	$37.3	$78.3	$73.5
Net investment income	11.7	11.7	23.4	23.3
Insurance policy benefits	(23.2)	(14.9)	(38.9)	(30.8)
Interest credited	(10.7)	(10.4)	(20.9)	(20.4)
Amortization and non-deferred commissions	(4.8)	(7.1)	(12.2)	(14.1)
Margin from interest-sensitive life	$11.7	$16.6	$29.7	$31.5
Average net insurance liabilities	$913.5	$860.7	$906.8	$856.4
Interest margin	$1.0	$1.3	$2.5	$2.9
Interest margin/average net insurance liabilities	.44%	.60%	.55%	.68%
Underwriting margin	$10.7	$15.3	$27.2	$28.6
Underwriting margin/insurance policy income	28%	41%	35%	39%
Traditional life
Insurance policy income	$155.6	$151.7	$310.1	$302.7
Net investment income	23.0	23.1	45.6	46.0
Insurance policy benefits	(124.6)	(111.3)	(240.8)	(226.2)
Interest credited	(.2)	(.2)	(.3)	(.4)
Amortization and non-deferred commissions	(13.2)	(13.2)	(27.7)	(27.1)
Advertising expense	(16.2)	(15.0)	(36.2)	(31.7)
Margin from traditional life	$24.4	$35.1	$50.7	$63.3
Margin/insurance policy income	16%	23%	16%	21%
Margin excluding advertising expense/insurance policy income	26%	33%	28%	31%
Total life margin	$36.1	$51.7	$80.4	$94.8

Margin from interest-sensitive life business was $11.7 million in the second quarter of 2020, down 30 percent from 2019, and was $29.7 million in the first six months of 2020, down 5.7 percent from 2019. The decrease in margin is primarily due to: (i) the unfavorable impact of actuarial assumptions previously discussed; partially offset by (ii) growth in the block due to sales in recent periods. In addition, we estimate that the impact from death claims related to COVID-19 on the margin of this block of business was approximately $1 million in the second quarter of 2020.

The interest margin was $1.0 million and $1.3 million in the second quarters of 2020 and 2019, respectively, and was $2.5 million and $2.9 million in the first six months of 2020 and 2019, respectively. Net investment income in the 2020 periods is comparable to the 2019 periods. The increase in average net insurance liabilities results in higher net investment income allocated, however, the decrease in earned yield has resulted in net investment income being flat compared to the prior year. The earned yield was 5.12 percent and 5.44 percent in the second quarters of 2020 and 2019, respectively, and 5.16 percent and 5.44 percent in the first six months of 2020 and 2019, respectively. Interest credited to policyholders may be changed annually but are subject to minimum guaranteed rates and, as a result, the reduction in our earned rate was not fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $5.8 million and $2.9 million in the second quarters of 2020 and 2019, respectively, and were $(10.8) million and $8.6 million in the first six months of 2020 and 2019, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Traditional life business was $24.4 million in the second quarter of 2020, down 30 percent from 2019, and was $50.7 million in the first six months of 2020, down 20 percent from 2019. Insurance policy income was $155.6 million in the second quarter of 2020, up 2.6 percent from the 2019 period, and was $310.1 million in the first six months of 2020, up 2.4 percent from the 2019 period, reflecting new sales and persistency in the block. Insurance policy benefits were $124.6 million in the second quarter of 2020, up 12 percent from the same period in 2019, and were $240.8 million in the first six months of 2020, up 6.5 percent from the 2019 period. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by approximately $13 million in the second quarter of 2020.

Allocated net investment income in the 2020 periods was comparable to the 2019 periods, as the growth in the block was offset by lower average investment yields in the 2020 periods.

Advertising expense was $16.2 million in the second quarter of 2020, up $1.2 million from the comparable period in 2019, and was $36.2 million in the first six months of 2020, up $4.5 million from the comparable period in 2019. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices.

Margin from Long-term Care Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Long-term care margin:
Insurance policy income	$66.4	$67.0	$133.3	$134.3
Net investment income	34.0	34.0	68.3	67.3
Insurance policy benefits	(84.3)	(85.7)	(168.5)	(171.2)
Amortization and non-deferred commissions	(2.9)	(3.4)	(6.6)	(7.0)
Margin from long-term care	$13.2	$11.9	$26.5	$23.4
Margin/insurance policy income	20%	18%	20%	17%

Margin from Long-term care products was $13.2 million in the second quarter of 2020, up 11 percent from 2019, and was $26.5 million in the first six months of 2020, up 13 percent from 2019. The margin as a percentage of insurance policy income increased to 20% in the second quarter of 2020 compared to 18% in the second quarter of 2019 and to 20% in the first six months of 2020 compared to 17% in the first six months of 2019. The margin in the 2020 periods benefited from reserve releases due to deaths that occurred as well as lower claims incurred attributable to policyholders deferring health care during the pandemic.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Collected premiums from annuity and interest-sensitive life products:
Annuities	$242.7	$341.2	$534.9	$656.9
Interest-sensitive life	51.3	51.9	104.4	99.4
Total collected premiums from annuity and interest-sensitive life products	$294.0	$393.1	$639.3	$756.3

Collected premiums from annuity and interest-sensitive products decreased 25 percent in the second quarter of 2020, compared to the second quarter of 2019 and 15 percent in the first six months of 2020, compared to the first six months of 2019, primarily due to lower premium collections from fixed index products. We have proactively managed the participation rates on our fixed index products in order to balance sales growth and profitability in the current low interest rate environment.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net investment income	$318.8	$334.5	$488.4	$690.3
Allocated to product lines:
Annuity	(116.6)	(114.8)	(234.0)	(230.6)
Health	(36.1)	(35.8)	(72.2)	(72.0)
Life	(34.7)	(34.8)	(69.0)	(69.3)
Long-term care	(34.0)	(34.0)	(68.3)	(67.3)
Equity returns credited to policyholder account balances	(50.7)	(23.1)	85.8	(66.7)
Amounts allocated to product lines and credited to policyholder account balances	(272.1)	(242.5)	(357.7)	(505.9)
Amount related to variable interest entities and other non-operating items	(9.6)	(16.0)	(21.2)	(35.2)
Interest expense on debt	(13.6)	(12.6)	(27.2)	(24.7)
Interest expense on investment borrowings	(5.8)	(12.3)	(14.9)	(24.7)
Less amounts credited to deferred compensation plans (offsetting investment income)	(9.5)	(2.8)	(1.8)	(8.2)
Total adjustments	(38.5)	(43.7)	(65.1)	(92.8)
Investment income not allocated to product lines	$8.2	$48.3	$65.6	$91.6

The above table reconciles net investment income to investment income not allocated to product lines. Such amount will fluctuate from period to period based on the level of prepayment income (including call premiums); the performance of our alternative investments (which are typically reported a quarter in arrears); and the earnings related to the investments underlying our COLI. The decrease in investment income not allocated to product lines in the 2020 periods can be attributed to lower variable investment income including income (loss) on alternative investments and prepayment and call income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Non-Operating Income (Loss) (dollars in millions):

The following summarizes our net non-operating income (loss) for the three and six months ending June 30, 2020 and 2019 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net realized investment gains (losses) losses from sales, impairments and change in allowance for credit losses (net of related amortization)	$12.3	$(1.7)	$(51.4)	$(2.4)
Net change in market value of investments recognized in earnings	31.2	6.8	(17.2)	23.4
Fair value changes related to agent deferred compensation plan	(13.2)	(11.6)	(13.2)	(16.9)
Fair value changes in embedded derivative liabilities (net of related amortization)	(27.1)	(35.9)	(93.8)	(65.5)
Loss on extinguishment of debt	—	(7.3)	—	(7.3)
Other	—	.7	2.3	1.9
Net non-operating income (loss) before taxes	$3.2	$(49.0)	$(173.3)	$(66.8)

Net realized investment gains (losses), net of related amortization, in the three and six months ended June 30, 2020, were $12.3 million and $(51.4) million, respectively, including an (increase) decrease in the allowance for credit losses and other-than-temporary impairment losses of $15.9 million and $(39.5) million, respectively, which were recorded in earnings.  The increase in the allowance for credit losses in the first six months of 2020 reflects the market volatility and other impacts of the COVID-19 pandemic. We anticipate continued volatility and the potential for additional increases to the allowance for credit losses in future periods. Net realized investment losses in the first six months of 2019 were $2.4 million (net of related amortization) including other-than-temporary impairment losses of $2.2 million which were recorded in earnings.

During the first six months of 2020 and 2019, we recognized an increase (decrease) in earnings of $(17.2) million and $23.4 million, respectively, due to the net change in market value of investments recognized in earnings.

During the first six months of 2020 and 2019, we recognized a decrease in earnings of $13.2 million and $16.9 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During the first six months of 2020 and 2019, we recognized a decrease in earnings of $93.8 million and $65.5 million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. At June 30, 2020, the weighted average discount rate used to value this liability was .85 percent compared to 1.88 percent at December 31, 2019. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for non-performance risk and risk margins for non-capital market inputs. The significant decrease in U.S. Treasury rates in the first six months of 2020 was the primary factor in the change in estimated fair value of the embedded derivative liabilities.

Loss on extinguishment of debt in the 2019 periods of $7.3 million consisted of: (i) a premium of $6.1 million due to the redemption of the 4.500% Senior Notes due May 2020 (the "2020 Notes"); and (ii) $1.2 million related to the write-off of unamortized issuance costs due to the redemption of the 2020 Notes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

LIQUIDITY AND CAPITAL RESOURCES

Potential Impacts of COVID-19 Pandemic

We expect the potential impact of the pandemic on our results will be largely driven by three things which are already impacting our business, but the duration and severity of which are currently unknown:

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

Given the ongoing uncertainty related to how the COVID-19 pandemic will impact our results and the continued economic impact it will have, we continue to model a range of potential outcomes across these three dimensions. The purpose of our modeling is not to predict certain outcomes, but to develop a range of potential outcomes and manage capital and liquidity in the context of outcomes within the range. We most recently updated our models for two scenarios in July 2020. These scenarios incorporate many assumptions and actual conditions in future periods may differ materially from the assumptions used in modeling the two scenarios. In the first scenario, we assumed 150,000 deaths from the virus in the United States, with the economy recovering in the third quarter of 2020 and with muted economic growth in the fourth quarter of 2020. In the second scenario, we assumed 400,000 deaths from the virus in the United States, with more modest economic growth in the third quarter of 2020 and with a second wave of economic recession beginning in the fourth quarter of 2020.

With respect to the impact of the COVID-19 pandemic on sales volumes, we expect our consolidated results in the second half of 2020 to continue to be challenged, but with positive momentum during the period. In the second quarter of 2020, our Consumer Division life, health and long-term care sales (new annualized premiums) were down 10 percent and collected premiums from our annuity products were down 29 percent from the same period in the prior year. To the extent the economy continues to reopen and as our customers and agents become more accustomed to virtual transactions, sales in the Consumer Division are expected to improve.

The path to recovery within our Worksite Division is proving to be more difficult. In the second quarter of 2020, our Worksite Division life and health sales (new annualized premiums) were down 69 percent compared to the same period in the prior year. We currently expect sales in the Worksite Division to remain challenged through the third quarter of 2020 and begin to improve in the fourth quarter in conjunction with open enrollment periods.

With respect to changes in mortality and morbidity, based on the modeling of the two scenarios described above we estimate that COVID-19 related claims could have a net adverse impact on our full year 2020 total insurance product margin in the range of approximately $20 million to $52 million across the two scenarios. In the second quarter of 2020, our margin on life insurance products reflected an estimated $14 million adverse mortality impact related to COVID-19. While higher mortality claims unfavorably impact our life product margins, we anticipate that our health and long-term care margins will generally benefit through a related release of reserves in the second half of 2020. Physical distancing practices related to COVID-19 had a significant favorable impact on paid claims in the second quarter of 2020 in our health and long-term care businesses as consumers deferred medical and/or long-term care treatments. We expect some portion of this trend to reverse in some subsequent quarter, as and when physical distancing practices are relaxed.

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

With respect to the collective impact of the COVID-19 pandemic on earnings, we expect our operating earnings in the second half of 2020 to be lower than the prior year period. This is driven by the expectation of lower investment yields and due to the impact of COVID-19 claims on insurance product margins.

We believe our earnings over the long-term will be impacted by lower interest rates consistent with the assumptions reflected in our actuarial unlocking exercise in the second quarter of 2020. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Actuarial Assumptions in the Second Quarter of 2020" for further information related to changes in certain actuarial assumptions and their impact on our operating results in the second quarter of 2020.

With respect to capital, based on the modeling described above, even with the more adverse impacts of the second scenario, we believe we would be able to:

•	maintain our target RBC levels, debt to capital ratios and minimum holding company liquidity;

•	maintain our quarterly dividend to shareholders; and

•	have continued capacity for modest share repurchases.

The two modeling scenarios described above, and the resulting range of estimated outcomes, are hypothetical and have been provided to give a general sense of how certain aspects of our business could be affected by COVID-19, depending on the duration and severity of the pandemic and related governmental and social responses and the economic consequences of the pandemic.  There are many modeling scenarios which could result in materially different projected outcomes from the two described above and, accordingly the modeling scenarios described above do not constitute an exclusive set of possible outcomes resulting from COVID-19 which could affect our business, results of operations, financial condition and liquidity. Similarly, given the unprecedented nature of the COVID-19 pandemic, the assumptions used in these modeling scenarios, and the related range of outcomes, are based on assumed facts which are inherently unpredictable and, accordingly, if the pandemic progresses and updated assumptions were to be applied to the modeling scenarios the outcome generated by the application of updated assumptions to these modeling scenarios may be materially different from those described above.  For example, the actual number of U.S. deaths and the related economic impacts from COVID-19 may differ materially from the assumptions used to generate the outcomes from the two scenarios. In this regard, we note that while the number of presumed COVID-19 related deaths at the time we modeled the financial impacts to us of COVID-19 was less than our low end assumptions of 150,000, as of the date of this filing the number of reported presumed deaths from the virus in the United States exceeds 150,000. In addition, policies and actions taken by the United States government have mitigated the impacts of COVID-19 on the financial markets, investment performance and valuations. There can be no assurance that these policies will continue. If the economic impact of COVID-19 is ultimately worse than contemplated by our modeled scenarios, the impact to our business, results of operations, financial condition and liquidity could be significantly different than described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Our capital structure as of June 30, 2020 and December 31, 2019 was as follows (dollars in millions):

	June 30, 2020	December 31, 2019
Total capital:
Corporate notes payable	$989.7	$989.1
Shareholders’ equity:
Common stock	1.4	1.5
Additional paid-in capital	2,664.3	2,767.3
Accumulated other comprehensive income	1,520.2	1,372.5
Retained earnings	545.3	535.7
Total shareholders’ equity	4,731.2	4,677.0
Total capital	$5,720.9	$5,666.1

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2020 and as of and for the year ended December 31, 2019:

	June 30, 2020	December 31, 2019
Book value per common share	$33.38	$31.58
Book value per common share, excluding accumulated other comprehensive income (a)	22.66	22.32
Debt to total capital ratios:
Corporate debt to total capital	17.3%	17.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	23.6%	23.0%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of June 30, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at June 30, 2020, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 405 percent at June 30, 2020, compared to 408 percent at December 31, 2019. The decrease is primarily due to a 29 percentage point decrease in investment valuation-related items which were substantially offset by statutory operating earnings and the impacts of a change in principle related to certain reserve calculations, net of dividends paid to the holding company. In the first six months of 2020, our estimated consolidated statutory operating earnings were $228 million and insurance company dividends of $130.3 million were paid to the holding company. Statutory operating income and capital and surplus were favorably impacted by $99 million and $53 million, respectively, related to certain provisions in the CARES Act. The favorable impact resulted from provisions that permitted the carryback of net operating losses that were created after 2017 and the temporary repeal of the 80% limitation on the utilization of NOLs created after 2017.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2020, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $208.0 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, Inc., respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2020, our insurance subsidiaries paid dividends to CDOC totaling $130.3 million.  We expect to receive regulatory approval for future

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 352 percent at June 30, 2020.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2020, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$256.0	(a)
Colonial Penn	(354.8)	(b)
____________________

(a)
Bankers Life paid cash dividends of $125.0 million to CLTX in the first six months of 2020. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.

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

At June 30, 2020, there are no amounts outstanding under our Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first six months of 2020, we generated approximately $173 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. In late June 2020, we resumed share repurchase activity after suspending such share repurchases in mid-March 2020 in light of the uncertainty related to the COVID-19 pandemic. We expect to have capacity to continue modest share repurchases in the second half of 2020. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flows, the current price of our common stock and investment opportunities. In the first six months of 2020, we repurchased 7.1 million shares of common stock for $113.0 million under our securities repurchase program. The Company had remaining repurchase authority of $419.3 million as of June 30, 2020.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

In the first six months of 2020, dividends declared on common stock totaled $33.4 million ($0.23 per common share). In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share.

On April 21, 2020, Fitch affirmed its "BBB-" rating on our senior unsecured debt. The outlook for these ratings remain stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are nine ratings above CNO's "BBB-" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS

At June 30, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$10,908.4	$2,010.4	$(33.1)	$(2.6)	$12,883.1
United States Treasury securities and obligations of United States government corporations and agencies	151.3	79.0	—	—	230.3
States and political subdivisions	2,161.5	316.3	(3.3)	(.5)	2,474.0
Foreign governments	85.6	15.9	—	—	101.5
Asset-backed securities	1,084.6	27.0	(18.2)	(.3)	1,093.1
Agency residential mortgage-backed securities	67.8	7.6	—	—	75.4
Non-agency residential mortgage-backed securities	907.9	38.4	(2.7)	—	943.6
Commercial mortgage-backed securities	1,810.8	59.0	(43.5)	—	1,826.3
Collateralized loan obligations	457.6	—	(15.1)	—	442.5
Total investment grade fixed maturities, available for sale	17,635.5	2,553.6	(115.9)	(3.4)	20,069.8
Below-investment grade (a) (b):
Corporate securities	742.8	24.0	(14.9)	(7.4)	744.5
States and political subdivisions	12.9	—	(3.5)	—	9.4
Asset-backed securities	87.8	.2	(5.7)	—	82.3
Non-agency residential mortgage-backed securities	1,092.4	110.1	(7.9)	—	1,194.6
Commercial mortgage-backed securities	70.2	.5	(3.4)	—	67.3
Total below-investment grade fixed maturities, available for sale	2,006.1	134.8	(35.4)	(7.4)	2,098.1
Total fixed maturities, available for sale	$19,641.6	$2,688.4	$(151.3)	$(10.8)	$22,167.9
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2020 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,806.7	$12,240.1	55.2%
2	7,934.0	9,037.0	40.8
Total NAIC 1 and 2 (investment grade)	18,740.7	21,277.1	96.0
3	660.3	656.4	3.0
4	218.1	212.2	.9
5	21.5	21.2	.1
6	1.0	1.0	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	900.9	890.8	4.0
Total	$19,641.6	$22,167.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,483.4	11.2%	$6.8	4.6%
Non-agency residential mortgage-backed securities	2,138.2	9.7	10.6	7.0
Commercial mortgage-backed securities	1,893.6	8.5	46.9	31.0
Banks	1,582.8	7.1	5.8	3.8
Utilities	1,506.9	6.8	1.2	.8
Insurance	1,479.7	6.7	6.5	4.3
Healthcare/pharmaceuticals	1,307.6	5.9	1.8	1.2
Asset-backed securities	1,175.4	5.3	23.9	15.8
Food/beverage	945.5	4.3	.6	.4
Energy	774.9	3.5	14.1	9.3
Technology	727.5	3.3	.5	.3
Brokerage	725.8	3.3	1.2	.8
Telecom	576.1	2.6	—	—
Transportation	533.5	2.4	.6	.4
Real estate/REITs	468.9	2.1	3.0	2.0
Cable/media	451.3	2.0	.4	.3
Collateralized loan obligations	442.5	2.0	15.1	9.9
Capital goods	431.1	1.9	.5	.3
Chemicals	375.0	1.7	1.2	.8
U.S. Treasury and Obligations	230.3	1.0	—	—
Other	1,917.9	8.7	10.6	7.0
Total fixed maturities, available for sale	$22,167.9	100.0%	$151.3	100.0%

Below-Investment Grade Securities

At June 30, 2020, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $2,006.1 million, or 10 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,098.1 million, or 105 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Realized and Unrealized Investment Losses

During the first six months of 2020, the $50.4 million of realized losses on sales of $402.4 million of fixed maturity securities, available for sale included: (i) $15.1 million related to various corporate securities; (ii) $25.0 million related to commercial mortgage-backed securities; and (iii) $10.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first six months of 2019, the $52.3 million of realized losses on sales of $877.4 million of fixed maturity securities, available for sale, included: (i) $45.2 million related to various corporate securities; and (ii) $7.1 million related to various other investments.

The following summarizes the investments sold at a loss during the first six months of 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	17	$49.1	$34.6
Greater than or equal to 6 months and less than 12 months prior to sale	1	3.1	1.9
Total	18	$52.2	$36.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.4	$2.5
Due after one year through five years	152.7	149.4
Due after five years through ten years	319.7	305.3
Due after ten years	712.3	664.6
Subtotal	1,187.1	1,121.8
Structured securities	2,094.7	1,997.9
Total	$3,281.8	$3,119.7

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2020 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$12.5	$(3.6)	$8.9
Total		$12.5	$(3.6)	$8.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2020 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$39.5	$4.0	$3.4	$—	$46.9
Asset-backed securities	6.1	12.1	3.8	1.9	23.9
Collateralized loan obligations	15.1	—	—	—	15.1
Energy	—	5.4	8.7	—	14.1
Non-agency residential mortgage-backed securities	1.3	1.4	5.3	2.6	10.6
States and political subdivisions	.3	3.0	3.5	—	6.8
Insurance	.1	6.3	—	.1	6.5
Banks	.7	5.0	—	.1	5.8
Real estate/REITs	1.4	1.5	.1	—	3.0
Aerospace/defense	—	2.8	—	.1	2.9
Retail	—	2.2	.4	.1	2.7
Entertainment/hotels	—	—	2.3	.1	2.4
Healthcare/pharmaceuticals	—	1.6	.1	.1	1.8
Brokerage	.3	.8	.1	—	1.2
Chemicals	—	1.0	.2	—	1.2
Autos	—	1.1	—	.1	1.2
Utilities	—	1.2	—	—	1.2
Other	.6	1.1	1.2	1.1	4.0
Total fixed maturities, available for sale	$65.4	$50.5	$29.1	$6.3	$151.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Structured Securities

At June 30, 2020, fixed maturity investments included structured securities with an estimated fair value of $5.7 billion (or 25.8 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at June 30, 2020, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,172.4	$1,175.4	5.3%
Agency residential mortgage-backed securities	67.8	75.4	.3
Non-agency residential mortgage-backed securities	2,000.3	2,138.2	9.7
Commercial mortgage-backed securities	1,881.0	1,893.6	8.5
Collateralized loan obligations	457.6	442.5	2.0
Total structured securities	$5,579.1	$5,725.1	25.8%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$13.0	$18.6	$28.3	$40.8
Fee revenue and other income	1.3	1.5	2.6	3.1
Total revenues	14.3	20.1	30.9	43.9
Expenses:
Interest expense	9.0	13.7	19.7	30.2
Other operating expenses	.4	.8	.7	1.2
Total expenses	9.4	14.5	20.4	31.4
Income before net realized investment gains (losses) and income taxes	4.9	5.6	10.5	12.5
Net realized investment gains (losses)	8.8	(6.3)	(21.3)	(14.5)
Income (loss) before income taxes	$13.7	$(.7)	$(10.8)	$(2.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$143.7	12.6%	$7.6	12.8%
Technology	126.6	11.1	4.9	8.1
Cable/media	117.8	10.3	5.3	8.9
Food/beverage	81.1	7.1	4.5	7.6
Capital goods	71.7	6.3	3.7	6.2
Consumer products	53.7	4.7	4.0	6.8
Aerospace/defense	51.2	4.5	2.8	4.6
Building materials	48.7	4.3	2.0	3.4
Brokerage	48.4	4.3	1.6	2.6
Paper	46.7	4.1	2.3	3.8
Chemicals	37.1	3.3	1.6	2.7
Transportation	32.1	2.8	1.9	3.2
Autos	31.5	2.8	2.0	3.3
Utilities	29.8	2.6	1.2	2.0
Retail	28.9	2.5	2.2	3.8
Insurance	28.4	2.5	1.0	1.7
Gaming	26.5	2.3	1.6	2.7
Business services	18.1	1.6	1.0	1.6
Metals and mining	12.1	1.1	.6	1.0
Entertainment/hotels	11.5	1.0	1.3	2.2
Other	91.8	8.2	6.6	11.0
Total	$1,137.4	100.0%	$59.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.0	$.4
Due after one year through five years	753.7	691.6
Due after five years through ten years	429.0	404.6
Due after ten years	4.0	3.7
Total	$1,187.7	$1,100.3

The following summarizes the investments sold at a loss during the first six months of 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	4	$5.9	$4.0
	4	$5.9	$4.0

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2020 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.5	$(.9)	$2.6
		$3.5	$(.9)	$2.6

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2019.  For additional information and risks related to the impact of the COVID-19 pandemic refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic has negatively impacted the U.S. and global economy, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to a global recession. In addition, the pandemic has resulted in temporary, and in some cases permanent, closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. In the second quarter of 2020, our sales of health and life insurance products (measured by new annualized premiums) decreased by 19 percent compared to the same period in 2019. In addition, premiums collected on annuity products decreased 29 percent in the second quarter of 2020 compared to the same period in 2019. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on the effectiveness of the measures already in place and actions taken, as well as on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could continue to cause us to revise financial targets or other guidance we have previously provided.
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
We expect higher claims on our life and certain health insurance products due to the COVID-19 pandemic which would unfavorably impact our results of operations. In the second quarter of 2020, our margin on life insurance products reflects an estimated $14 million adverse mortality impact related to COVID-19. We expect COVID-19 to continue to adversely impact our life insurance margin in future quarters. In addition, economic uncertainty and unemployment resulting from the impacts of the spread of COVID-19 and governmental reactions thereto may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. In addition, many state insurance departments are requiring insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

renewing polices. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on product sales.

Our investment portfolio (specifically, the increased risk of defaults, downgrades, volatility in the valuations of certain investment assets we hold and lowered variable investment income and returns) has been, and may continue to be, adversely affected as a result the COVID-19 pandemic and uncertainty regarding its outcome. Moreover, volatility in equity markets and sustained lower interest rates, reduced liquidity or a continued slowdown in the United States or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and commercial mortgage-backed securities have been, and could continue to be, negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures, enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities or the failure of tenants to pay rent or tenants' demands for lease modifications. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.
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

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Actuarial Assumptions in the Second Quarter of 2020" for further information related to changes in certain actuarial assumptions and their impact on our operating results in the second quarter of 2020. Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalizations, or illness that we use in our estimates, assumptions and models. Further, the speed at which these events are occurring increases the uncertainty of our estimates, assumptions and models. Any of these events could cause or contribute to the risks and uncertainties enumerated in our Annual Report on Form 10-K and could materially adversely affect our business, results of operations or financial condition. For additional forward-looking information and risks related to the impact of the pandemic, refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2019 (dollars in millions):

Guaranteed	Fixed index	Fixed	Universal
rate	annuities	interest annuities	life	Total
> 5.0% to 6.0%	$—	$.3	$9.4	$9.7
> 4.0% to 5.0%	—	27.0	263.9	290.9
> 3.0% to 4.0%	15.7	715.8	42.0	773.5
> 2.0% to 3.0%	703.6	819.2	229.3	1,752.1
> 1.0% to 2.0%	1,666.7	237.4	27.6	1,931.7
1.0% and under	4,749.2	423.5	453.2	5,625.9
	$7,135.2	$2,223.2	$1,025.4	$10,383.8
Weighted average	1.24%	2.73%	2.55%	1.69%

At December 31, 2019, $1.7 billion and $.3 billion of our fixed interest annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2019, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were 1.86 percent and 1.67 percent, respectively.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums. At December 31, 2019, $.7 billion of our fixed index annuity account values were at contractual minimum guarantees or participation rates.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

percent to 5.67 percent) and then grade over 5 years from these levels to an ultimate new money rate ranging from 4.98 percent to 5.75 percent (previously ranged from 5.23 percent to 6.00 percent), depending on the specific product.

In the second quarter of 2020, we updated our new money rate assumptions given our expectation that interest rates will remain low for the long-term. Specifically, our current projections assume new money rates ranging from 3.65 percent to 4.85 percent forever. The overall average new money rate assumed is 4 percent. The change in this assumption had the following impacts: (i) the change in the new money rate and related impact to persistency assumptions had a $45.6 million unfavorable impact on pre-tax earnings in the second quarter of 2020; (ii) the change in future option costs we incur in providing benefits on fixed index annuities had a favorable impact on pre-tax earnings of $91.5 million; and (iii) the future margins in our insurance block would be reduced by approximately $280 million ($120 million for interest-sensitive life and annuity products and $160 million for all non-interest sensitive products). Refer to "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Changes in Actuarial Assumptions in the Second Quarter of 2020" for further information related to the change in assumptions in the second quarter of 2020.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products (based on our 2019 comprehensive actuarial review):

•
The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $30 million would occur if we increased credited rates related to our interest-sensitive life and annuity products immediately and permanently by 10 basis points due to an increase in the rate credited to account values (or an equivalent increase to the amount allocated to the cost of options for our fixed index annuity products) with no change to assumed earned rates.

•
The second scenario assumes that new money rates decrease approximately 100 basis points and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would not result in a pre-tax charge but would reduce future margins on non-interest sensitive products by approximately $210 million.

•
The third scenario assumes that new money rates decrease approximately 200 basis points and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would not result in a pre-tax charge but would reduce future margins on non-interest sensitive products by approximately $420 million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2020)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	3,741	$11.32	—	$449.3
May 1 through May 31	371	13.00	—	449.3
June 1 through June 30	1,970,078	15.24	1,968,554	419.3
Total	1,974,190	15.23	1,968,554	419.3
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

Dated:  August 7, 2020

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)