Form 10-Q
period 2020-09-30
CNO Financial Group, Inc.
filed 2020-11-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of October 26, 2020:  138,985,005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2020	December 31, 2019

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses of $7.6 at September 30, 2020; amortized cost: September 30, 2020 - $19,783.3; December 31, 2019 - $19,179.5)	$22,702.9	$21,295.2
Equity securities at fair value	62.1	44.1
Mortgage loans (net of allowance for credit losses of $12.2 at September 30, 2020)	1,444.9	1,566.1
Policy loans	123.6	124.5
Trading securities	240.3	243.9
Investments held by variable interest entities (net of allowance for credit losses of $22.2 at September 30, 2020; amortized cost: September 30, 2020 - $1,223.7; December 31, 2019 - $1,206.3)	1,172.6	1,188.6
Other invested assets	1,070.6	1,118.5
Total investments	26,817.0	25,580.9
Cash and cash equivalents - unrestricted	735.6	580.0
Cash and cash equivalents held by variable interest entities	51.0	74.7
Accrued investment income	214.4	205.9
Present value of future profits	255.9	275.4
Deferred acquisition costs	1,084.0	1,215.5
Reinsurance receivables (net of allowance for credit losses of $4.0 at September 30, 2020)	4,613.1	4,785.7
Income tax assets, net	322.0	432.6
Assets held in separate accounts	3.9	4.2
Other assets	472.3	476.0
Total assets	$34,569.2	$33,630.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2020	December 31, 2019

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,357.5	$12,132.3
Future policy benefits	11,753.1	11,498.5
Liability for policy and contract claims	473.2	522.3
Unearned and advanced premiums	256.8	260.5
Liabilities related to separate accounts	3.9	4.2
Other liabilities	855.8	750.2
Investment borrowings	1,642.9	1,644.3
Borrowings related to variable interest entities	1,152.0	1,152.5
Notes payable – direct corporate obligations	990.1	989.1
Total liabilities	29,485.3	28,953.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2020 – 138,931,352; December 31, 2019 – 148,084,178)	1.4	1.5
Additional paid-in capital	2,623.4	2,767.3
Accumulated other comprehensive income	1,801.6	1,372.5
Retained earnings	657.5	535.7
Total shareholders' equity	5,083.9	4,677.0
Total liabilities and shareholders' equity	$34,569.2	$33,630.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Insurance policy income	$628.3	$620.0	$1,882.3	$1,857.6
Net investment income:
General account assets	276.9	274.1	788.9	827.8
Policyholder and other special-purpose portfolios	66.6	25.4	43.0	162.0
Realized investment gains (losses):
Net realized investment gains (losses)	8.2	5.7	(24.0)	29.3
Change in allowance for credit losses and other-than-temporary impairment losses (a)	8.1	(3.4)	(31.4)	(5.6)
Total realized gains (losses)	16.3	2.3	(55.4)	23.7
Fee revenue and other income	25.4	22.2	86.1	75.7
Total revenues	1,013.5	944.0	2,744.9	2,946.8
Benefits and expenses:
Insurance policy benefits	560.7	582.8	1,591.8	1,816.7
Interest expense	23.7	37.5	85.5	117.1
Amortization	53.5	51.6	192.2	156.0
Loss on extinguishment of debt	—	—	—	7.3
Other operating costs and expenses	209.2	218.6	674.6	682.9
Total benefits and expenses	847.1	890.5	2,544.1	2,780.0
Income before income taxes	166.4	53.5	200.8	166.8
Income tax expense (benefit):
Tax expense on period income	37.2	11.5	44.8	35.4
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)	—
Net income	$129.2	$42.0	$190.0	$131.4
Earnings per common share:
Basic:
Weighted average shares outstanding	140,900,000	154,257,000	143,384,000	158,007,000
Net income	$.92	$.27	$1.33	$.83
Diluted:
Weighted average shares outstanding	141,730,000	155,260,000	144,090,000	159,061,000
Net income	$.91	$.27	$1.32	$.83

______________
(a)     No portion of the other-than-temporary impairments recognized in the 2019 periods was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$129.2	$42.0	$190.0	$131.4
Other comprehensive income, before tax:
Unrealized gains on investments	428.4	619.5	759.2	1,991.0
Adjustment to present value of future profits and deferred acquisition costs	(59.9)	(58.3)	(54.6)	(175.0)
Amount related to premium deficiencies assuming the net unrealized gains had been realized	(1.0)	(124.0)	(196.0)	(200.5)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(8.5)	2.6	41.2	(.3)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income	.1	.2	(3.0)	.6
Other comprehensive income before tax	359.1	440.0	546.8	1,615.8
Income tax expense related to items of accumulated other comprehensive income	(77.7)	(95.3)	(117.7)	(350.6)
Other comprehensive income, net of tax	281.4	344.7	429.1	1,265.2
Comprehensive income	$410.6	$386.7	$619.1	$1,396.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, June 30, 2019	156,768	$1.6	$2,903.2	$1,098.2	$249.2	$4,252.2
Net income	—	—	—	—	42.0	42.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $93.8)	—	—	—	339.2	—	339.2
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.5)	—	—	—	5.5	—	5.5
Common stock repurchased	(4,798)	(.1)	(75.2)	—	—	(75.3)
Dividends on common stock	—	—	—	—	(16.9)	(16.9)
Employee benefit plans, net of shares used to pay tax withholdings	213	—	6.6	—	—	6.6
Balance, September 30, 2019	152,183	$1.5	$2,834.6	$1,442.9	$274.3	$4,553.3

Balance, June 30, 2020	141,719	$1.4	$2,664.3	$1,520.2	$545.3	$4,731.2
Net income	—	—	—	—	129.2	129.2
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $77.7)	—	—	—	281.4	—	281.4
Common stock repurchased	(2,997)	—	(50.0)	—	—	(50.0)
Dividends on common stock	—	—	—	—	(17.0)	(17.0)
Employee benefit plans, net of shares used to pay tax withholdings	209	—	9.1	—	—	9.1
Balance, September 30, 2020	138,931	$1.4	$2,623.4	$1,801.6	$657.5	$5,083.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2018	162,202	$1.6	$2,995.0	$177.7	$196.6	$3,370.9
Cumulative effect of accounting change	—	—	—	—	(3.1)	(3.1)
Balance, January 1, 2019	162,202	1.6	2,995.0	177.7	193.5	3,367.8
Net income	—	—	—	—	131.4	131.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $349.1)	—	—	—	1,259.6	—	1,259.6
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax expense of $1.5)	—	—	—	5.6	—	5.6
Common stock repurchased	(11,033)	(.1)	(177.2)	—	—	(177.3)
Dividends on common stock	—	—	—	—	(50.6)	(50.6)
Employee benefit plans, net of shares used to pay tax withholdings	1,014	—	16.8	—	—	16.8
Balance, September 30, 2019	152,183	$1.5	$2,834.6	$1,442.9	$274.3	$4,553.3

Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	1.5	2,767.3	1,372.5	517.9	4,659.2
Net income	—	—	—	—	190.0	190.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $117.7)	—	—	—	429.1	—	429.1
Common stock repurchased	(10,048)	(.1)	(162.9)	—	—	(163.0)
Dividends on common stock	—	—	—	—	(50.4)	(50.4)
Employee benefit plans, net of shares used to pay tax withholdings	895	—	19.0	—	—	19.0
Balance, September 30, 2020	138,931	$1.4	$2,623.4	$1,801.6	$657.5	$5,083.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Insurance policy income	$1,747.8	$1,726.2
Net investment income	805.9	839.7
Fee revenue and other income	86.1	75.7
Insurance policy benefits	(1,195.0)	(1,224.0)
Interest expense	(76.1)	(103.9)
Deferrable policy acquisition costs	(201.5)	(217.5)
Other operating costs	(612.4)	(588.7)
Income taxes	(13.0)	3.4
Net cash from operating activities	541.8	510.9
Cash flows from investing activities:
Sales of investments	1,163.2	2,659.3
Maturities and redemptions of investments	1,502.7	1,625.6
Purchases of investments	(3,086.7)	(4,387.7)
Net sales (purchases) of trading securities	16.2	(6.6)
Other	(25.2)	(92.1)
Net cash used by investing activities	(429.8)	(201.5)
Cash flows from financing activities:
Issuance of notes payable, net	—	494.2
Payments on notes payable	—	(425.0)
Expenses related to extinguishment of debt	—	(6.1)
Issuance of common stock	5.0	6.0
Payments to repurchase common stock	(168.2)	(181.2)
Common stock dividends paid	(50.4)	(50.6)
Amounts received for deposit products	1,160.1	1,307.4
Withdrawals from deposit products	(923.6)	(1,017.2)
Issuance of investment borrowings:
Federal Home Loan Bank	190.3	536.8
Payments on investment borrowings:
Federal Home Loan Bank	(191.7)	(537.7)
Related to variable interest entities	(1.6)	(270.6)
Net cash provided (used) by financing activities	19.9	(144.0)
Net increase in cash and cash equivalents	131.9	165.4
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	654.7	656.6
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$786.6	$822.0

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

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of September 30, 2020 and December 31, 2019, were as follows (dollars in millions):

	September 30, 2020	December 31, 2019
Net unrealized appreciation (depreciation) on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$—	$1.1
Net unrealized gains on all other fixed maturity securities, available for sale	—	2,095.3
Net unrealized gains on investments having no allowance for credit losses	2,926.3	—
Unrealized losses on investments with an allowance for credit losses	(29.5)	—
Adjustment to present value of future profits (a)	(11.2)	(18.9)
Adjustment to deferred acquisition costs	(395.9)	(227.9)
Adjustment to insurance liabilities	(189.8)	(96.5)
Deferred income tax liabilities	(498.3)	(380.6)
Accumulated other comprehensive income	$1,801.6	$1,372.5
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2020, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(8.9) million, $(132.8) million, $(189.8) million and $72.0 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

At September 30, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$11,769.3	$2,239.8	$(31.3)	$(7.2)	$13,970.6
United States Treasury securities and obligations of United States government corporations and agencies	162.3	79.5	—	—	241.8
States and political subdivisions	2,282.7	352.7	(6.3)	(.4)	2,628.7
Foreign governments	85.6	18.7	—	—	104.3
Asset-backed securities	1,093.0	39.1	(14.7)	—	1,117.4
Agency residential mortgage-backed securities	60.9	6.7	—	—	67.6
Non-agency residential mortgage-backed securities	1,988.9	177.7	(5.6)	—	2,161.0
Commercial mortgage-backed securities	1,870.7	96.8	(16.1)	—	1,951.4
Collateralized loan obligations	469.9	.1	(9.9)	—	460.1
Total fixed maturities, available for sale	$19,783.3	$3,011.1	$(83.9)	$(7.6)	$22,702.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, collateralized loan obligations, commercial mortgage-backed securities, agency residential mortgage-backed securities and non-agency residential mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$289.2	$293.1
Due after one year through five years	1,104.1	1,164.6
Due after five years through ten years	1,516.1	1,659.4
Due after ten years	11,390.5	13,828.3
Subtotal	14,299.9	16,945.4
Structured securities	5,483.4	5,757.5
Total fixed maturities, available for sale	$19,783.3	$22,702.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2020 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$364.4	$(16.3)	$5.0	$(.8)	$369.4	$(17.1)
United States Treasury securities and obligations of United States government corporations and agencies	8.1	—	—	—	8.1	—
States and political subdivisions	30.5	(.3)	—	—	30.5	(.3)
Asset-backed securities	154.1	(11.8)	31.2	(2.6)	185.3	(14.4)
Non-agency residential mortgage-backed securities	275.6	(5.1)	28.2	(.5)	303.8	(5.6)
Collateralized loan obligations	254.2	(5.5)	200.8	(4.4)	455.0	(9.9)
Commercial mortgage-backed securities	486.1	(15.9)	29.5	(.2)	515.6	(16.1)
Total fixed maturities, available for sale	$1,573.0	$(54.9)	$294.7	$(8.5)	$1,867.7	$(63.4)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2020, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended September 30, 2020 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Non-agency residential mortgage-backed securities	Asset-backed securities	Total
Allowance at June 30, 2020	$10.0	$.5	$—	$—	$.3	$10.8
Additions for securities for which credit losses were not previously recorded	1.7	.1	—	—	—	1.8
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(4.1)	(.2)	—	—	(.3)	(4.6)
Reduction for securities sold during the period	(.4)	—	—	—	—	(.4)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at September 30, 2020	$7.2	$.4	$—	$—	$—	$7.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the nine months ended September 30, 2020 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Non-agency residential mortgage-backed securities	Asset-backed securities	Total
Allowance at January 1, 2020	$2.1	$—	$—	$—	$—	$2.1
Additions for securities for which credit losses were not previously recorded	23.4	.7	.1	1.0	.3	25.5
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(17.1)	(.3)	(.1)	(1.0)	(.3)	(18.8)
Reduction for securities sold during the period	(1.2)	—	—	—	—	(1.2)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at September 30, 2020	$7.2	$.4	$—	$—	$—	$7.6

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

At September 30, 2020, the mortgage loan balance was primarily comprised of commercial mortgage loans. At September 30, 2020, there was one commercial mortgage loan in process of foreclosure with a carrying value of $5.9 million and there were 25 residential mortgage loans that were noncurrent with a carrying value of $10.9 million (of which, 22 such loans with a carrying value of $10.4 million were in forbearance). Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Our loans have risk characteristics that are individually unique. At September 30, 2020, we held residential mortgage loan investments with an amortized cost and fair value of $92.2 million and $92.3 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of September 30, 2020 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2020	2019	2018	2017	2016	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$25.6	$114.9	$131.7	$102.4	$56.6	$630.7	$1,061.9	$1,105.1	$2,971.2
60% to less than 70%	19.0	7.3	23.9	3.8	46.2	110.0	210.2	209.7	331.5
70% to less than 80%	—	12.3	—	—	—	44.5	56.8	56.7	76.9
80% to less than 90%	—	—	—	—	10.0	26.0	36.0	32.7	42.9
Total	$44.6	$134.5	$155.6	$106.2	$112.8	$811.2	$1,364.9	$1,404.2	$3,422.5
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended September 30, 2020 (dollars in millions):

Mortgage loans
Allowance for credit losses at June 30, 2020	$11.6
Current period provision for expected credit losses	.6
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at September 30, 2020	$12.2

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the nine months ended September 30, 2020 (dollars in millions):

Mortgage loans
Allowance for credit losses at January 1, 2020	$6.7
Current period provision for expected credit losses	5.5
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at September 30, 2020	$12.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Fixed maturity securities, available for sale:
Gross realized gains on sale	$2.8	$3.2	$41.6	$70.0
Gross realized losses on sale	(.9)	(1.1)	(51.3)	(53.4)
Change in allowance for credit losses and other-than-temporary impairment losses	3.1	(3.4)	(13.6)	(5.6)
Net realized investment gains (losses) from fixed maturities	5.0	(1.3)	(23.3)	11.0
Equity securities, including change in fair value (a)	1.4	.6	(8.8)	11.4
Change in allowance for credit losses of other investments (b)	5.0	—	(17.8)	—
Loss on dissolution of variable interest entity	—	—	—	(5.1)
Other (c)	4.9	3.0	(5.5)	6.4
Net realized investment gains (losses)	$16.3	$2.3	$(55.4)	$23.7
_________________
(a)    The change in the estimated fair value of equity securities still held at September 30, 2020 was $(6.1) million.
(b)    The three and nine months ended September 30, 2020, includes $5.6 million and $(12.3) million, respectively, related to the change in allowance for credit losses related to investments held by variable interest entities ("VIEs").
(c)    The change in the estimated fair value of certain structured securities held at September 30, 2020 that we have elected the fair value option and classify as trading securities was $(1.2) million.

During the first nine months of 2020, we recognized net realized investment losses of $55.4 million, which were comprised of: (i) $15.5 million of net losses from the sales of investments; (ii) $8.8 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (v) an increase in the allowance for credit losses and other-than-temporary impairment losses of $31.4 million.

During the first nine months of 2019, we recognized net realized investment gains of $23.7 million, which were comprised of: (i) $6.2 million of net gains from the sales of investments; (ii) $5.1 million of losses on the dissolution of a VIE;(iii) $11.4 million of gains related to equity securities, including the change in fair value; (iv) the increase in fair value of certain fixed maturity investments with embedded derivatives of $10.3 million; (v) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $6.5 million; and (vi) $5.6 million of writedowns of investments for other than temporary declines in fair value recognized through net income.

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

At September 30, 2020, there were no fixed maturity investments in default.

During the first nine months of 2020, the $51.3 million of gross realized losses on sales of $412.9 million of fixed maturity securities, available for sale included: (i) $15.8 million related to various corporate securities; (ii) $25.0 million related to commercial mortgage-backed securities; and (iii) $10.5 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first nine months of 2019, the $53.4 million of gross realized losses on sales of $936.6 million of fixed maturity securities, available for sale, included: (i) $46.1 million related to various corporate securities; and (ii) $7.3 million related to various other investments.

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

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income for the three and nine months ended September 30, 2019 (dollars in millions):

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
__________
(a)Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income for basic and diluted earnings per share	$129.2	$42.0	$190.0	$131.4
Shares:
Weighted average shares outstanding for basic earnings per share	140,900	154,257	143,384	158,007
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	830	1,003	706	1,054
Weighted average shares outstanding for diluted earnings per share	141,730	155,260	144,090	159,061

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

In January 2020, we announced a new operating model that changes how we view our operating segments. Instead of the operating business segments described above, we view our operations as three insurance product lines (annuity, health and life) and the investment and fee revenue segments. The new structure creates a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Our new segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business. We began reporting under the new segment structure in the first quarter of 2020. Prior period results have been reclassified to conform to the new reporting structure.

Our insurance product line segments (including annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. Under our new operating model, the business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period.

Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes.

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

The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Annuity:
Insurance policy income	$4.3	$5.1	$14.4	$15.9
Net investment income	115.6	116.5	349.6	347.1
Total annuity revenues	119.9	121.6	364.0	363.0
Health:
Insurance policy income	421.4	425.3	1,276.9	1,275.9
Net investment income	70.9	70.1	211.4	209.4
Total health revenues	492.3	495.4	1,488.3	1,485.3
Life:
Insurance policy income	202.6	189.6	591.0	565.8
Net investment income	35.2	34.6	104.2	103.9
Total life revenues	237.8	224.2	695.2	669.7
Investment income (loss) not allocated to product lines:
Related to fixed index products	46.0	3.7	(39.8)	70.3
Other investment income	66.0	61.0	175.5	210.2
Fee revenue and other income:
Fee income	19.9	16.5	69.4	58.1
Amounts netted in expenses not allocated to product lines	1.7	1.6	5.2	6.0
Total segment revenues	$983.6	$924.0	$2,757.8	$2,862.6

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Expenses:
Annuity:
Insurance policy benefits	$20.1	$7.3	$(82.1)	$20.3
Interest credited	42.4	42.0	128.0	126.8
Amortization and non-deferred commissions	12.1	16.1	89.5	46.3
Total annuity expenses	74.6	65.4	135.4	193.4
Health:
Insurance policy benefits	295.5	360.4	1,008.3	1,069.2
Amortization and non-deferred commissions	44.6	45.7	145.4	146.2
Total health expenses	340.1	406.1	1,153.7	1,215.4
Life:
Insurance policy benefits	143.3	121.4	423.0	378.4
Interest credited	11.4	10.7	32.6	31.5
Amortization, non-deferred commissions and advertising expense	35.8	37.5	111.9	110.4
Total life expenses	190.5	169.6	567.5	520.3
Allocated expenses	130.3	131.3	395.0	402.4
Expenses not allocated to product lines	15.4	19.8	71.2	62.2
Amounts netted in investment income not allocated to product lines:
Market value changes credited to policyholders	46.0	3.8	(39.8)	70.3
Interest expense	17.0	25.3	59.1	74.7
Other expenses	5.3	1.3	7.1	9.6
Expenses netted in fee revenue:
Distribution and commission expenses	19.1	13.5	55.6	46.3
Total segment expenses	838.3	836.1	2,404.8	2,594.6
Pre-tax measure of profitability:
Annuity margin	45.3	56.2	228.6	169.6
Health margin	152.2	89.3	334.6	269.9
Life margin	47.3	54.6	127.7	149.4
Total insurance product margin	244.8	200.1	690.9	588.9
Allocated expenses	(130.3)	(131.3)	(395.0)	(402.4)
Income from insurance products	114.5	68.8	295.9	186.5
Fee income	.8	3.0	13.8	11.8
Investment income not allocated to product lines	43.7	34.3	109.3	125.9
Expenses not allocated to product lines	(13.7)	(18.2)	(66.0)	(56.2)
Operating earnings before taxes	145.3	87.9	353.0	268.0
Income tax expense on operating income	32.7	18.7	76.7	56.6
Net operating income	$112.6	$69.2	$276.3	$211.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment revenues	$983.6	$924.0	$2,757.8	$2,862.6
Net realized investment gains (losses)	16.3	2.3	(55.4)	23.7
Revenues related to VIEs	8.8	12.7	28.2	45.5
Fee revenue related to transition services agreement	4.8	5.0	14.3	15.0
Consolidated revenues	1,013.5	944.0	2,744.9	2,946.8

Total segment expenses	838.3	836.1	2,404.8	2,594.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	2.0	37.2	121.8	120.2
Amortization related to fair value changes in embedded derivative liabilities	(.4)	(7.9)	(26.4)	(25.4)
Amortization related to net realized investment gains (losses)	.1	.2	(3.0)	.6
Expenses related to VIEs	7.0	12.4	27.4	43.8
Fair value changes related to agent deferred compensation plan	—	6.0	13.2	22.9
Loss on extinguishment of debt	—	—	—	7.3
Expenses related to transition services agreement	.1	6.5	6.3	16.0
Consolidated expenses	847.1	890.5	2,544.1	2,780.0
Income before tax	166.4	53.5	200.8	166.8
Income tax expense (benefit):
Tax expense on period income	37.2	11.5	44.8	35.4
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)	—
Net income	$129.2	$42.0	$190.0	$131.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	September 30, 2020	December 31, 2019
Assets:
Other invested assets:
Fixed index call options	$143.8	$203.8
Reinsurance receivables	.7	(1.2)
Total assets	$144.5	$202.6
Liabilities:
Future policy benefits:
Fixed index products	$1,598.9	$1,565.4
Total liabilities	$1,598.9	$1,565.4

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $113 million in underlying investments held by the ceding reinsurer at September 30, 2020.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options were $2.7 billion and $3.2 billion at September 30, 2020 and December 31, 2019, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$45.0	$3.6	$(37.7)	$68.8
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	1.7	1.6	1.8	6.5
Insurance policy benefits:
Embedded derivative related to fixed index annuities	5.1	(32.1)	16.3	(109.7)
Total	$51.8	$(26.9)	$(19.6)	$(34.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2020, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of September 30, 2020 and December 31, 2019 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
September 30, 2020:
Fixed index call options	$143.8	$—	$143.8	$—	$—	$143.8
December 31, 2019:
Fixed index call options	203.8	—	203.8	—	—	203.8

REINSURANCE

The cost of reinsurance ceded totaled $77.2 million and $64.0 million in the third quarters of 2020 and 2019, respectively, and $203.0 million and $197.3 million in the first nine months of 2020 and 2019, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $97.6 million and $107.6 million in the third quarters of 2020 and 2019, respectively, and $239.8 million and $328.6 million in the first nine months of 2020 and 2019, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $5.7 million and $6.2 million in the third quarters of 2020 and 2019, respectively, and $17.5 million and $19.1 million in the first nine months of 2020 and 2019, respectively. Insurance policy benefits related to reinsurance assumed totaled $9.0 million

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

and $9.5 million in the third quarters of 2020 and 2019, respectively, and $24.6 million and $27.3 million in the first nine months of 2020 and 2019, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Current tax expense (benefit)	$7.4	$4.0	$(44.5)	$13.3
Deferred tax expense	29.8	7.5	89.3	22.1
Income tax expense calculated based on estimated annual effective tax rate	37.2	11.5	44.8	35.4
Income tax benefit on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	—	—	(34.0)	—
Total income tax expense	$37.2	$11.5	$10.8	$35.4

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2020	2019
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.5)	(1.5)
State taxes	1.8	1.7
Estimated annual effective tax rate calculated before discrete items	22.3	21.2
Impact on effective tax rate from discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	(16.9)	—
Effective tax rate	5.4%	21.2%

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

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2020	December 31, 2019
Deferred tax assets:
Net federal operating loss carryforwards	$372.7	$532.3
Net state operating loss carryforwards	4.5	10.3
Insurance liabilities	373.5	351.3
Indirect costs allocable to self-constructed real estate assets	92.1	50.3
Other	41.6	40.4
Gross deferred tax assets	884.4	984.6
Deferred tax liabilities:
Investments	(21.1)	(24.4)
Present value of future profits and deferred acquisition costs	(138.5)	(150.1)
Accumulated other comprehensive income	(498.1)	(381.2)
Gross deferred tax liabilities	(657.7)	(555.7)
Net deferred tax assets	226.7	428.9
Current income taxes prepaid	95.3	3.7
Income tax assets, net	$322.0	$432.6

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At September 30, 2020, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $226.7 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (.89 percent at September 30, 2020), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2020, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.8 billion of federal NOLs as of September 30, 2020, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,188.2
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,774.8

Our life NOLs have been fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of remaining life insurance company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $4.5 million and $10.3 million at September 30, 2020 and December 31, 2019, respectively.  The related state NOLs are available to offset future state taxable income in certain states through 2033.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020	December 31, 2019
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
Unamortized debt issue costs	(9.9)	(10.9)
Direct corporate obligations	$990.1	$989.1

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. There were no amounts outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2020.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 23.7 percent at September 30, 2020); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 428 percent at September 30, 2020); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,282.3 million at September 30, 2020 compared to the minimum requirement of $2,693.4 million).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at September 30, 2020 (dollars in millions):

Year ending September 30,
2021	$—
2022	—
2023	—
2024	—
2025	500.0
Thereafter	500.0
$1,000.0

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of September 30, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at September 30, 2020, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2020
$100.0	July 2021	Variable rate – .818%
100.0	July 2021	Variable rate – .795%
27.5	August 2021	Fixed rate – 2.550%
57.7	August 2021	Variable rate - .779%
50.0	September 2021	Variable rate – .774%
22.0	May 2022	Variable rate – .596%
100.0	May 2022	Variable rate – .577%
10.0	June 2022	Variable rate – .856%
50.0	July 2022	Variable rate – .636%
50.0	July 2022	Variable rate – .644%
50.0	July 2022	Variable rate – .627%
50.0	August 2022	Variable rate – .632%
50.0	December 2022	Variable rate – .546%
50.0	December 2022	Variable rate – .546%
22.6	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – .542%
100.0	July 2023	Variable rate – .541%
50.0	February 2024	Variable rate – .578%
50.0	May 2024	Variable rate – .627%
21.8	May 2024	Variable rate – .636%
100.0	May 2024	Variable rate – .630%
50.0	May 2024	Variable rate – .675%
75.0	June 2024	Variable rate – .543%
100.0	July 2024	Variable rate – .614%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – .764%
15.0	July 2024	Variable rate – .720%
25.0	September 2024	Variable rate – .793%
21.7	May 2025	Variable rate – .480%
19.6	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – .420%
$1,642.9

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At September 30, 2020, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $5.2 million.

Interest expense of $18.3 million and $36.1 million in the first nine months of 2020 and 2019, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first nine months of 2020, we repurchased 10.0 million shares of common stock for $163.0 million under our securities repurchase program. The Company had remaining repurchase authority of $369.3 million as of September 30, 2020.

In the first nine months of 2020, dividends declared on common stock totaled $50.4 million ($0.35 per common share). In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $10.2 million and $21.2 million during the nine months ended September 30, 2020 and 2019, respectively.  Amounts amortized totaled $10.9 million and $3.8 million during the nine months ended September 30, 2020 and 2019, respectively.  The unamortized balance of deferred sales inducements was $60.0 million and $60.7 million at September 30, 2020 and December 31, 2019, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that makes targeted improvements to the accounting for long-duration contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable. In October 2019, the FASB approved a delay for the effective date of the adoption of this guidance by one year (until January 1, 2022). In September 2020, the FASB voted to delay the effective date of this guidance for the Company by one year (until January 1, 2023). Final authoritative guidance addressing the revised effective date is expected to be issued later in 2020. The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

Adopted Accounting Standards

In February 2016, the FASB issued authoritative guidance related to accounting for leases, requiring lessees to report most leases on their balance sheets, regardless of whether the lease is classified as a finance lease or an operating lease. For lessees, the initial lease liability is equal to the present value of future lease payments, and a corresponding asset, adjusted for certain items, is also recorded. Expense recognition for lessees will remain similar to current accounting requirements for capital and operating leases. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance was effective for the Company on January 1, 2019. Based on lease

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

contracts in effect at January 1, 2019, the impact of implementation of the new leasing guidance was the recognition of a "right to use" asset (included in other assets) and a "lease liability" (included in other liabilities) of $72.0 million and there was no cumulative effect adjustment to retained earnings as of January 1, 2019. The Company elected to apply practical expedients related to the adoption of the new guidance including: not reassessing whether a contract includes an embedded lease at adoption; not reassessing the previously determined classification of a lease as operating or capital; not reassessing our previously recorded initial direct costs; election of an accounting policy that permits inclusion of both the lease and non-lease components as a single component and account for it as a lease; and election of an accounting policy to exclude lease accounting requirements for leases that have terms of less than twelve months. Refer to the note to the consolidated financial statements entitled "Leases" for additional disclosures.

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

On December 19, 2018, Melanie Cyganowski, as Equity Receiver for Platinum Partners Credit Opportunities Master Fund, LP ("PPCO") and other Platinum entities (the "PPCO Receiver") brought an action in the United States District Court for the Southern District of New York, Cyganowski v. Beechwood Re Ltd, et al., alleging, among other claims, fraud, aiding and abetting fraud, fraudulent transfer and violation of the Racketeer Influenced and Corrupt Organizations Act against numerous defendants, including Beechwood Re Ltd. ("BRe") and many of its affiliates and CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties"). The PPCO Receiver alleged that Platinum insiders conspired with BRe and its principals and affiliates in a massive fraudulent scheme to enrich the Platinum and BRe insiders to the detriment of Platinum investors and creditors. The PPCO Receiver alleged that CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. had liability for the fraudulent scheme of the Platinum and BRe insiders under a theory that they turned a blind eye to the fraudulent scheme due to their desire to transfer unprofitable legacy portfolios of long-term care insurance via the reinsurance transactions with BRe. On January 24, 2019, the court consolidated the PPCO Receiver action with two other cases (to which the CNO companies are not parties) before it for at least discovery purposes.  On August 19, 2019, the court granted in their entirety CNO Financial Group, Inc.’s and 40|86 Advisors, Inc.’s motions to dismiss the PPCO Receiver’s claims against them. The court granted in part and denied in part the motions to dismiss of BCLIC and Washington National, dismissing the PPCO Receiver’s claims for, among other things, fraud, aiding and abetting fraud, securities fraud and violation of the Racketeer Influenced and Corrupt Organizations Act, while denying BCLIC’s and Washington National’s motions to dismiss the PPCO Receiver’s fraudulent transfer and unjust enrichment claims. BCLIC and Washington National agreed with the PPCO Receiver to fully settle the Cyganowski case. Under the settlement, neither BCLIC nor Washington National will incur any liability or make any payment to anyone, but instead they were granted an unsecured claim against PPCO’s estate. The settlement agreement states that the PPCO Receiver’s decision to enter into the agreement was based in part on the CNO Parties’ credible arguments based on an expansive documentary record that the CNO Parties were not knowing participants in any fraud perpetrated by any of the Platinum funds or any of the Beechwood entities, but were instead purely victims of such fraud schemes. The settlement agreement was approved by the Court on July 17, 2020, and the Joint Stipulation and Order of Dismissal with Prejudice was accepted by the Court on August 6, 2020. The Cyganowski case is thus completely concluded.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the Reinsurance Trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties are vigorously contesting the plaintiff’s claims. The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court. The Plaintiff has filed an Amended Complaint and the CNO Parties have responded.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$190.0	$131.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	218.8	183.7
Income taxes	(2.3)	38.8
Insurance liabilities	263.9	462.5
Accrual and amortization of investment income	(26.0)	(150.1)
Deferral of policy acquisition costs	(201.5)	(217.5)
Net realized investment (gains) losses	55.4	(23.7)
Loss on extinguishment of debt	—	7.3
Other	43.5	78.5
Net cash from operating activities	$541.8	$510.9

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2020	2019
Amounts related to employee benefit plans	$17.5	$14.7

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2020
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,172.6	$—	$1,172.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	51.0	—	51.0
Accrued investment income	1.8	—	1.8
Income tax assets, net	16.1	—	16.1
Other assets	5.7	(.9)	4.8
Total assets	$1,247.2	$(114.7)	$1,132.5
Liabilities:
Other liabilities	$45.7	$(4.8)	$40.9
Borrowings related to variable interest entities	1,152.0	—	1,152.0
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,323.8	$(130.9)	$1,192.9

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2020, such loans had an amortized cost of $1,223.7 million; gross unrealized gains of $1.8 million; gross unrealized losses of $30.7 million; allowance for credit losses of $22.2 million; and an estimated fair value of $1,172.6 million.

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the three months ended September 30, 2020 (dollars in millions):

Corporate securities
Allowance at June 30, 2020	$27.7
Additions for securities for which credit losses were not previously recorded	1.5
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(5.3)
Reduction for securities sold during the period	(1.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at September 30, 2020	$22.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the nine months ended September 30, 2020 (dollars in millions):

Corporate securities
Allowance at January 1, 2020	$9.9
Additions for securities for which credit losses were not previously recorded	26.4
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(10.1)
Reduction for securities sold during the period	(4.0)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at September 30, 2020	$22.2

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.7	$3.8
Due after one year through five years	784.1	744.7
Due after five years through ten years	434.9	424.1
Total	$1,223.7	$1,172.6

During the first nine months of 2020, the VIEs recognized net realized investment losses of $17.9 million which were comprised of: (i) $5.6 million of net losses from the sales of fixed maturities; and (ii) a $12.3 million increase in the allowance for credit losses. Such net realized losses included gross realized losses of $5.7 million from the sale of $47.3 million of investments. During the first nine months of 2019, the VIEs recognized net realized investment losses of $15.8 million which were comprised of: (i) $10.7 million of net losses from the sales of fixed maturities; and (ii) $5.1 million of losses on the dissolution of a VIE. Such net realized losses included gross realized losses of $10.9 million from the sale of $276.8 million of investments.

At September 30, 2020, there were six investments held by the VIEs in default with an amortized cost of $11.4 million, a carrying value of $6.2 million and an allowance for credit losses of $5.0 million.

At September 30, 2020, the VIEs held: (i) investments with a fair value of $643.0 million and gross unrealized losses not deemed to have credit losses of $14.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments with a fair value of $196.4 million and gross unrealized losses not deemed to have credit losses of $7.4 million that had been in an unrealized loss position for twelve months or greater.

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

At September 30, 2020, we held investments in various limited partnerships, in which we are not the primary beneficiary, totaling $557.1 million (classified as other invested assets).  At September 30, 2020, we had unfunded commitments to these partnerships totaling $78.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

•Level 1 – includes assets and liabilities valued using inputs that are unadjusted quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets primarily include cash and cash equivalents and exchange-traded securities.

•Level 2 – includes assets and liabilities valued using inputs that are quoted prices for similar assets in an active market, quoted prices for identical or similar assets in a market that is not active, observable inputs, or observable inputs that can be corroborated by market data.  Level 2 assets and liabilities include those financial instruments that are valued by independent pricing services using models or other valuation methodologies.  These models consider various inputs such as credit rating, maturity, corporate credit spreads, reported trades and other inputs that are observable or derived from observable information in the marketplace or are supported by transactions executed in the marketplace. Financial assets in this category primarily include: certain publicly registered and privately placed corporate fixed maturity securities; certain government or agency securities; certain mortgage and asset-backed securities; certain equity securities; most investments held by our consolidated VIEs; and derivatives such as call options. Financial liabilities in this category include investment borrowings, notes payable and borrowings related to VIEs.

•Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker/dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities, certain structured securities, mortgage loans, and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed index annuity products and to a modified coinsurance arrangement) since their values include significant unobservable inputs including actuarial assumptions.

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

•Investments held by VIEs

Corporate securities are generally priced using market and income approaches using pricing vendors. Inputs generally consist of issuer rating, benchmark yields, maturity, and credit spreads.

•Other invested assets - derivatives

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 88 percent of our Level 3 fixed maturity securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2020 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,850.0	$120.6	$13,970.6
United States Treasury securities and obligations of United States government corporations and agencies	—	241.8	—	241.8
States and political subdivisions	—	2,628.7	—	2,628.7
Foreign governments	—	104.3	—	104.3
Asset-backed securities	—	1,104.8	12.6	1,117.4
Agency residential mortgage-backed securities	—	67.6	—	67.6
Non-agency residential mortgage-backed securities	—	2,158.8	2.2	2,161.0
Commercial mortgage-backed securities	—	1,951.4	—	1,951.4
Collateralized loan obligations	—	457.2	2.9	460.1
Total fixed maturities, available for sale	—	22,564.6	138.3	22,702.9
Equity securities - corporate securities	16.0	37.8	8.3	62.1
Trading securities:
Asset-backed securities	—	10.4	—	10.4
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	99.6	—	99.6
Commercial mortgage-backed securities	—	113.0	16.9	129.9
Total trading securities	—	223.4	16.9	240.3
Investments held by variable interest entities - corporate securities	—	1,172.6	—	1,172.6
Other invested assets - derivatives	—	143.8	—	143.8
Assets held in separate accounts	—	3.9	—	3.9
Total assets carried at fair value by category	$16.0	$24,146.1	$163.5	$24,325.6

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,598.9	$1,598.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2020
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,496.5	$1,496.5	$1,444.9
Policy loans	—	—	123.6	123.6	123.6
Other invested assets:
Company-owned life insurance	—	206.7	—	206.7	206.7
Cash and cash equivalents:
Unrestricted	735.5	.1	—	735.6	735.6
Held by variable interest entities	51.0	—	—	51.0	51.0
Liabilities:
Policyholder account liabilities	—	—	12,357.5	12,357.5	12,357.5
Investment borrowings	—	1,648.0	—	1,648.0	1,642.9
Borrowings related to variable interest entities	—	1,124.6	—	1,124.6	1,152.0
Notes payable – direct corporate obligations	—	1,148.8	—	1,148.8	990.1

	December 31, 2019
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,651.4	$1,651.4	$1,566.1
Policy loans	—	—	124.5	124.5	124.5
Other invested assets:
Company-owned life insurance	—	194.0	—	194.0	194.0
Cash and cash equivalents:
Unrestricted	579.9	.1	—	580.0	580.0
Held by variable interest entities	74.7	—	—	74.7	74.7
Liabilities:
Policyholder account liabilities	—	—	12,132.3	12,132.3	12,132.3
Investment borrowings	—	1,647.9	—	1,647.9	1,644.3
Borrowings related to variable interest entities	—	1,142.1	—	1,142.1	1,152.5
Notes payable – direct corporate obligations	—	1,117.2	—	1,117.2	989.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2020 (dollars in millions):

	September 30, 2020
	Beginning balance as of June 30, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2020	Amount of total gains (losses) for the three months ended September 30, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended September 30, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$114.2	$1.2	$(1.0)	$1.8	$53.0	$(48.6)	$120.6	$(1.0)	$1.1
Asset-backed securities	12.6	(.1)	—	.1	—	—	12.6	—	.1
Non-agency residential mortgage-backed securities	—	2.2	—	—	—	—	2.2	—	—
Collateralized loan obligations	—	—	—	.1	2.8	—	2.9	—	.1
Total fixed maturities, available for sale	126.8	3.3	(1.0)	2.0	55.8	(48.6)	138.3	(1.0)	1.3
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	12.0	—	.4	.2	4.3	—	16.9	.4	—
Investments held by variable interest entities - corporate securities	.4	(.5)	—	.1	—	—	—	—	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,526.9)	(77.1)	5.1	—	—	—	(1,598.9)	5.1	5.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2020 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$1.3	$(.1)	$—	$—	$1.2
Asset-backed securities	—	(.1)	—	—	(.1)
Non-agency residential mortgage-backed securities	2.2	—	—	—	2.2
Total fixed maturities, available for sale	3.5	(.2)	—	—	3.3
Investments held by variable interest entities - corporate securities	—	(.5)	—	—	(.5)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(43.8)	—	(52.2)	18.9	(77.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2020 (dollars in millions):

	September 30, 2020
	Beginning balance as of December 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2020	Amount of total gains (losses) for the nine months ended September 30, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the nine months ended September 30, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$178.8	$8.6	$(1.1)	$4.6	$79.3	$(149.6)	$120.6	$(1.2)	$2.3
Foreign governments	1.1	—	—	—	—	(1.1)	—	—	—
Asset-backed securities	12.6	(.4)	—	.4	—	—	12.6	—	.4
Non-agency residential mortgage-backed securities	—	2.2	—	—	—	—	2.2	—	—
Collateralized loan obligations	—	—	—	—	2.9	—	2.9	—	—
Total fixed maturities, available for sale	192.5	10.4	(1.1)	5.0	82.2	(150.7)	138.3	(1.2)	2.7
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	12.5	4.3	(.4)	.5	—	—	16.9	(.4)	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,565.4)	(49.8)	16.3	—	—	—	(1,598.9)	16.3	16.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2020 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$11.0	$(2.4)	$—	$—	$8.6
Asset-backed securities	—	(.4)	—	—	(.4)
Non-agency residential mortgage-backed securities	2.2	—	—	—	2.2
Total fixed maturities, available for sale	13.2	(2.8)	—	—	10.4
Trading securities - commercial mortgage-backed securities	4.3	—	—	—	4.3
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(133.4)	119.3	(101.2)	65.5	(49.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2019 (dollars in millions):

	September 30, 2019
	Beginning balance as of June 30, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2019	Amount of total gains (losses) for the three months ended September 30, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$135.9	$(1.7)	$(1.8)	$2.3	$36.8	$—	$171.5	$(1.8)
Foreign governments	1.0	—	—	—	—	—	1.0	—
Asset-backed securities	12.4	(.2)	—	.4	—	—	12.6	—
Commercial mortgage-backed securities	15.9	—	—	—	—	(15.9)	—	—
Total fixed maturities, available for sale	165.2	(1.9)	(1.8)	2.7	36.8	(15.9)	185.1	(1.8)
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,454.2)	(22.2)	(32.1)	—	—	—	(1,508.5)	(32.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended September 30, 2019 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(1.7)	$—	$—	$(1.7)
Asset-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	—	(1.9)	—	—	(1.9)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(39.8)	2.6	(6.4)	21.4	(22.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2019 (dollars in millions):

	September 30, 2019
	Beginning balance as of December 31, 2018	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2019	Amount of total gains (losses) for the nine months ended September 30, 2019 included in our net income relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$158.6	$(27.8)	$(4.6)	$10.6	$34.7	$—	$171.5	$(4.0)
Foreign governments	1.0	—	—	—	—	—	1.0	—
Asset-backed securities	12.0	(.5)	—	1.1	—	—	12.6	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Total fixed maturities, available for sale	171.6	(28.3)	(4.6)	11.7	34.7	—	185.1	(4.0)
Equity securities - corporate securities	9.5	—	(1.2)	—	—	—	8.3	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,289.0)	(109.8)	(109.7)	—	—	—	(1,508.5)	(109.7)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

____________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the nine months ended September 30, 2019 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$.1	$(27.9)	$—	$—	$(27.8)
Asset-backed securities	—	(.5)	—	—	(.5)
Total fixed maturities, available for sale	.1	(28.4)	—	—	(28.3)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(115.5)	4.5	(66.6)	67.8	(109.8)

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

At September 30, 2020, 92 percent of our Level 3 fixed maturities, available for sale, were investment grade and 87 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2020 (dollars in millions):

	Fair value at September 30, 2020	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$5.6	Discounted cash flow analysis	Discount margins	4.33% - 4.57% (4.55%)
Asset-backed securities (c)	12.6	Discounted cash flow analysis	Discount margins	2.47%
Equity securities (d)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Other assets categorized as Level 3 (e)	137.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	163.5
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (f)	1,598.9	Discounted projected embedded derivatives	Projected portfolio yields	3.65% - 4.25% (4.23%)
			Discount rates	0.00% - 2.46% (0.83%)
			Surrender rates	1.30% - 24.00% (10.00%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at September 30, 2020, and its consolidated results of operations for the nine months ended September 30, 2020 and 2019, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the impact it may have on our business, results of operations and financial condition. For additional forward-looking information and risks related to the impact of the pandemic refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 1A - Risk Factors. In addition, the results for the nine months ended September 30, 2020, were impacted by: (i) our actuarial unlocking exercise to reduce future expected new money rates and lower the option budgets on our fixed index products; (ii) increase our accrual for the Global Resolution Agreement (both of which were recognized in the second quarter of 2020); and (iii) favorable health claim experience.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

•the ongoing COVID-19 pandemic and the resulting financial market, economic and other impacts could adversely affect our business, results of operations, financial condition and liquidity;

•changes in or sustained low interest rates causing reductions in investment income, the margins of our fixed annuity and life insurance businesses, and sales of, and demand for, our products;

•expectations of lower future investment earnings may cause us to accelerate amortization, write down the balance of insurance acquisition costs or establish additional liabilities for insurance products;

•general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

•the ultimate outcome of lawsuits filed against us and other legal and regulatory proceedings to which we are subject;

•our ability to make anticipated changes to certain non-guaranteed elements of our life insurance products;

•our ability to obtain adequate and timely rate increases on our health products, including our long-term care business;

•the receipt of any required regulatory approvals for dividend and surplus debenture interest payments from our insurance subsidiaries;

•mortality, morbidity, the increased cost and usage of health care services, persistency, the adequacy of our previous reserve estimates, changes in the health care market and other factors which may affect the profitability of our insurance products;

•changes in our assumptions related to deferred acquisition costs or the present value of future profits;

•the recoverability of our deferred tax assets and the effect of potential ownership changes and tax rate changes on their value;

•our assumption that the positions we take on our tax return filings will not be successfully challenged by the Internal Revenue Service;

•changes in accounting principles and the interpretation thereof;

•our ability to continue to satisfy the financial ratio and balance requirements and other covenants of our debt agreements;

•our ability to achieve anticipated expense reductions and levels of operational efficiencies including improvements in claims adjudication and continued automation and rationalization of operating systems;

•performance and valuation of our investments, including the impact of realized losses (including other-than-temporary impairment charges);

•our ability to identify products and markets in which we can compete effectively against competitors with greater market share, higher ratings, greater financial resources and stronger brand recognition;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
•our ability to generate sufficient liquidity to meet our debt service obligations and other cash needs;

•changes in capital deployment opportunities;

•our ability to maintain effective controls over financial reporting;

•our ability to continue to recruit and retain productive agents and distribution partners;

•customer response to new products, distribution channels and marketing initiatives;

•our ability to maintain the financial strength ratings of CNO and our insurance company subsidiaries as well as the impact of our ratings on our business, our ability to access capital, and the cost of capital;

•regulatory changes or actions, including: those relating to regulation of the financial affairs of our insurance companies, such as the calculation of risk-based capital and minimum capital requirements, and payment of dividends and surplus debenture interest to us; regulation of the sale, underwriting and pricing of products; and health care regulation affecting health insurance products;

•changes in the Federal income tax laws and regulations which may affect or eliminate the relative tax advantages of some of our products or affect the value of our deferred tax assets;

•availability and effectiveness of reinsurance arrangements, as well as the impact of any defaults or failure of reinsurers to perform;

•the performance of third party service providers and potential difficulties arising from outsourcing arrangements;

•the growth rate of sales, collected premiums, annuity deposits and assets;

•interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•events of terrorism, cyber attacks, natural disasters or other catastrophic events, including losses from a disease pandemic or potential adverse impacts from global warming;

•ineffectiveness of risk management policies and procedures in identifying, monitoring and managing risks; and

•the risk factors or uncertainties listed from time to time in our filings with the SEC.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

In January 2020, we announced a new operating model that changes how we view our operating segments. Instead of the operating business segments described above, we view our operations as three insurance product lines (annuity, health and life) and the investment and fee revenue segments. The new structure creates a leaner, more integrated, customer-centric organization that better positions us for long-term success and shareholder value creation. Our new segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business. We began reporting under the new segment structure in the first quarter of 2020. Prior period results have been reclassified to conform to the new reporting structure.

Our insurance product line segments (including annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. Under our new operating model, the business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period.

Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three and nine months ending September 30, 2020 and 2019 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Insurance product margin
Annuity margin	$45.3	$56.2	$228.6	$169.6
Health margin	152.2	89.3	334.6	269.9
Life margin	47.3	54.6	127.7	149.4
Total insurance product margin	244.8	200.1	690.9	588.9
Allocated expenses	(130.3)	(131.3)	(395.0)	(402.4)
Income from insurance products	114.5	68.8	295.9	186.5
Fee income	.8	3.0	13.8	11.8
Investment income not allocated to product lines	43.7	34.3	109.3	125.9
Expenses not allocated to product lines	(13.7)	(18.2)	(66.0)	(56.2)
Operating earnings before taxes	145.3	87.9	353.0	268.0
Income tax expense on operating income	(32.7)	(18.7)	(76.7)	(56.6)
Net operating income (a)	112.6	69.2	276.3	211.4
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	7.7	(2.6)	(43.7)	(5.0)
Net change in market value of investments recognized in earnings	8.5	4.7	(8.7)	28.1
Fair value changes related to agent deferred compensation plan	—	(6.0)	(13.2)	(22.9)
Fair value changes in embedded derivative liabilities (net of related amortization)	(1.6)	(29.3)	(95.4)	(94.8)
Loss on extinguishment of debt	—	—	—	(7.3)
Other	6.5	(1.2)	8.8	.7
Net non-operating income (loss) before taxes	21.1	(34.4)	(152.2)	(101.2)
Income tax expense (benefit) on non-operating income (loss)	4.5	(7.2)	(31.9)	(21.2)
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)	—
Net non-operating income (loss)	16.6	(27.2)	(86.3)	(80.0)
Net income	$129.2	$42.0	$190.0	$131.4
Per diluted share
Net operating income	$.79	$.45	$1.92	$1.33
Net non-operating income (loss)	.12	(.18)	(.60)	(.50)
Net income	$.91	$.27	$1.32	$.83

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss on extinguishment of debt, net of taxes; and (vi) other non-operating items consisting primarily of earnings attributable to VIEs. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Even after the changes in assumptions for new money rates, the loss recognition margins on our traditional life, long-term care, payout annuities, Medicare supplement and supplemental health products are positive. Although, no loss recognition was required in the second quarter of 2020, the future margins for these blocks would be reduced by approximately $160 million due to the impact of these changes in assumptions.

This actuarial unlocking exercise does not replace our comprehensive annual review of all assumptions for our insurance products, which we plan to complete in the fourth quarter of this year. Additional adjustments may be identified based on the results of the comprehensive annual review.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Insurance product margin
Annuity:
Insurance policy income	$4.3	$5.1	$14.4	$15.9
Net investment income	115.6	116.5	349.6	347.1
Insurance policy benefits	(20.1)	(7.3)	82.1	(20.3)
Interest credited	(42.4)	(42.0)	(128.0)	(126.8)
Amortization and non-deferred commissions	(12.1)	(16.1)	(89.5)	(46.3)
Annuity margin	45.3	56.2	228.6	169.6
Health:
Insurance policy income	421.4	425.3	1,276.9	1,275.9
Net investment income	70.9	70.1	211.4	209.4
Insurance policy benefits	(295.5)	(360.4)	(1,008.3)	(1,069.2)
Amortization and non-deferred commissions	(44.6)	(45.7)	(145.4)	(146.2)
Health margin	152.2	89.3	334.6	269.9
Life:
Insurance policy income	202.6	189.6	591.0	565.8
Net investment income	35.2	34.6	104.2	103.9
Insurance policy benefits	(143.3)	(121.4)	(423.0)	(378.4)
Interest credited	(11.4)	(10.7)	(32.6)	(31.5)
Amortization and non-deferred commissions	(21.6)	(21.4)	(61.5)	(62.6)
Advertising expense	(14.2)	(16.1)	(50.4)	(47.8)
Life margin	47.3	54.6	127.7	149.4
Total insurance product margin	244.8	200.1	690.9	588.9
Allocated expenses:
Branch office expenses	(13.5)	(18.3)	(47.5)	(56.9)
Other allocated expenses	(116.8)	(113.0)	(347.5)	(345.5)
Income from insurance products	114.5	68.8	295.9	186.5
Fee income	.8	3.0	13.8	11.8
Investment income not allocated to product lines	43.7	34.3	109.3	125.9
Expenses not allocated to product lines	(13.7)	(18.2)	(66.0)	(56.2)
Operating earnings before taxes	145.3	87.9	353.0	268.0
Income tax expense on operating income	(32.7)	(18.7)	(76.7)	(56.6)
Net operating income	$112.6	$69.2	$276.3	$211.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Insurance product margin is management’s measure of the profitability of its annuity, health and life product lines’ performance and consists of premiums plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

Summary of Operating Results: Net operating income was $112.6 million in the third quarter of 2020, up from $69.2 million in the third quarter of 2019, and was $276.3 million in the first nine months of 2020, up from $211.4 million in the first nine months of 2019.

Insurance product margin for the nine months ended September 30, 2020, was significantly impacted by: (i) changes in our actuarial assumptions as further described above under the caption "Changes in Actuarial Assumptions in the Second Quarter of 2020"; and (ii) pandemic-related impacts including higher mortality and lower health claims reflecting the deferral of health care.

The higher fee income in the first nine months of 2020 primarily reflects changes in assumptions used to estimate revenues on the sales of third-party products, net of related distribution expenses. Fee income in the third quarter of 2020 reflects additional expenses related to an initiative to sell third-party Medicare Advantage policies through direct-to-consumer channels. Although these expenses are expected to result in increased sales during the annual Medicare open enrollment period which lasts from October 15, 2020 to December 7, 2020, we are required to recognize them in the period incurred.

Investment income not allocated to product lines generally fluctuates with variable investment income including income (loss) on alternative investments and prepayment and call income.

Expenses not allocated to product lines were higher in the nine months ended September 30, 2020, due to a $23.5 million increase (recognized in the second quarter of 2020) in our liability for claims and interest pursuant to the Global Resolution Agreement as the third-party auditor has provided information that we have processed and verified allowing us to more accurately estimate the ultimate liability pursuant to the agreement. See the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Regulatory Examinations and Fines" for further information about the Global Resolution Agreement.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Annuity margin:
Fixed index annuities
Insurance policy income	$2.5	$2.9	$8.4	$8.8
Net investment income	83.1	78.7	248.1	230.0
Insurance policy benefits	(11.5)	(1.1)	91.6	(1.1)
Interest credited	(27.6)	(25.4)	(82.1)	(75.8)
Amortization and non-deferred commissions	(9.9)	(12.9)	(73.3)	(37.1)
Margin from fixed index annuities	$36.6	$42.2	$192.7	$124.8
Average net insurance liabilities	$7,173.9	$6,587.5	$7,050.5	$6,390.1
Margin/average net insurance liabilities	2.04%	2.56%	3.64%	2.60%
Fixed interest annuities
Insurance policy income	$.2	$.4	$.6	$1.3
Net investment income	25.7	30.2	80.6	94.2
Insurance policy benefits	(.4)	—	(.5)	(.2)
Interest credited	(14.2)	(15.7)	(43.5)	(48.1)
Amortization and non-deferred commissions	(2.1)	(3.2)	(15.9)	(9.2)
Margin from fixed interest annuities	$9.2	$11.7	$21.3	$38.0
Average net insurance liabilities	$2,041.6	$2,263.4	$2,092.0	$2,339.5
Margin/average net insurance liabilities	1.80%	2.07%	1.36%	2.17%
Other annuities
Insurance policy income	1.6	1.8	5.4	5.8
Net investment income	6.8	7.6	20.9	22.9
Insurance policy benefits	(8.2)	(6.2)	(9.0)	(19.0)
Interest credited	(.6)	(.9)	(2.4)	(2.9)
Amortization and non-deferred commissions	(.1)	—	(.3)	—
Margin from other annuities	$(.5)	$2.3	$14.6	$6.8
Average net insurance liabilities	$524.0	$569.8	$536.3	$573.3
Margin/average net insurance liabilities	(.38)%	1.61%	3.63%	1.58%
Total annuity margin	$45.3	$56.2	$228.6	$169.6
Average net insurance liabilities	$9,739.5	$9,420.7	$9,678.8	$9,302.9
Margin/average net insurance liabilities	1.86%	2.39%	3.15%	2.43%

Margin from fixed index annuities was $36.6 million in the third quarter of 2020, compared to $42.2 million in 2019, and was $192.7 million in the first nine months of 2020, compared to $124.8 million in 2019. The increase in margin in the first nine months of 2020 is primarily due to: (i) the favorable impact of actuarial assumption changes previously discussed; and (ii) growth in the block. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $7,173.9 million and $6,587.5 million in the third quarters of 2020 and 2019, respectively, and were $7,050.5 million and $6,390.1 million in the first nine months of 2020 and 2019, respectively, driven by deposits and reinvested returns in excess of withdrawals in periods subsequent to the third quarter of 2019. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.63 percent in the third quarter of 2020, down from 4.78 percent in 2019, and was 4.69 percent in the first nine months of 2020, down from 4.80 percent in 2019, reflecting lower market yields. In the third quarter of 2020, we experienced higher persistency in the fixed index annuity block. We believe such higher persistency was indirectly related to COVID-19 as policyholders continued to hold on to their current

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
products due to lower yields on competing products and avoided meeting with agents to discuss alternative products. The higher persistency unfavorably impacted margin by $6.6 million in the third quarter of 2020 primarily due to the fair value accounting of the embedded derivative related to the fixed index annuities as summarized below (dollars in millions):

Favorable (unfavorable)
Insurance policy income	$(.8)
Insurance policy benefits	(9.8)
Amortization	4.0
Net impact	$(6.6)

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $39.3 million and $3.0 million in the third quarters of 2020 and 2019, respectively, and were $(35.7) million and $61.1 million in the first nine months of 2020 and 2019, respectively.

Margin from fixed interest annuities was $9.2 million in the third quarter of 2020, compared to $11.7 million in 2019, and was $21.3 million in the first nine months of 2020, compared to $38.0 million in 2019. The decrease in margin in the first nine months of 2020 is primarily due to: (i) the unfavorable impact of actuarial assumption changes previously discussed; and (ii) a reduction in the size of the block. Average net insurance liabilities were $2,041.6 million in the third quarter of 2020 compared to $2,263.4 million in 2019 and were $2,092.0 million in the first nine months of 2020 compared to $2,339.5 million in 2019, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 5.04 percent in the third quarter of 2020 from 5.34 percent in 2019 and to 5.14 percent in the first nine months of 2020 from 5.37 percent in 2019, reflecting lower market yields.

Margin from other annuities in the first nine months of 2020 reflects favorable mortality compared to the same period in the prior year. Annuitant mortality related to contracts with life contingencies resulted in a decrease in insurance liabilities and insurance policy benefits of $9.8 million in the second quarter of 2020. Margin from other annuities in the third quarter of 2020 reflected lower mortality compared to the same period in 2019.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Health Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Health margin:
Supplemental health
Insurance policy income	$169.2	$165.3	$508.8	$492.9
Net investment income	35.5	34.4	105.3	104.1
Insurance policy benefits	(125.8)	(128.2)	(396.8)	(380.2)
Amortization and non-deferred commissions	(27.8)	(27.6)	(83.6)	(83.0)
Margin from supplemental health	$51.1	$43.9	$133.7	$133.8
Margin/insurance policy income	30%	27%	26%	27%
Medicare supplement
Insurance policy income	$186.1	$192.8	$568.7	$581.5
Net investment income	1.2	1.0	3.6	3.3
Insurance policy benefits	(102.0)	(146.0)	(375.3)	(431.6)
Amortization and non-deferred commissions	(13.6)	(14.7)	(52.0)	(52.8)
Margin from Medicare supplement	$71.7	$33.1	$145.0	$100.4
Margin/insurance policy income	39%	17%	25%	17%
Long-term care margin
Insurance policy income	$66.1	$67.2	$199.4	$201.5
Net investment income	34.2	34.7	102.5	102.0
Insurance policy benefits	(67.7)	(86.2)	(236.2)	(257.4)
Amortization and non-deferred commissions	(3.2)	(3.4)	(9.8)	(10.4)
Margin from long-term care	$29.4	$12.3	$55.9	$35.7
Margin/insurance policy income	44%	18%	28%	18%
Total health margin	$152.2	$89.3	$334.6	$269.9
Margin/insurance policy income	36%	21%	26%	21%

Margin from supplemental health business was $51.1 million in the third quarter of 2020, up 16 percent from 2019, and was $133.7 million in the first nine months of 2020, essentially flat compared to 2019. The margin as a percentage of insurance policy income was 30% in the third quarter of 2020 compared to 27% in the prior year period and 26% in first nine months of 2020 compared to 27% in the prior year period. Insurance policy benefits in the third quarter of 2020 reflected better claims experience than expected which is attributable to policyholders deferring health care during the pandemic. Such deferral of care is expected to normalize in future periods. Based on actual claims incurred relative to our expectations and previous experience prior to COVID-19, we estimate that the supplemental health margin was favorably impacted by approximately $6 million in the third quarter of 2020. Insurance policy income increased due to new sales in recent periods. Our margin on the supplemental health business in the first nine months of 2020 was unfavorably impacted by higher persistency resulting in a lower release of reserves, which was offset by favorable claim experience.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Margin from Medicare supplement business was $71.7 million and $33.1 million in the third quarters of 2020 and 2019, respectively, and was $145.0 million and $100.4 million in the first nine months of 2020 and 2019, respectively. The increase in margin on the Medicare supplement business in the 2020 periods reflects favorable claim experience. Such favorable claim experience in the second and third quarters of 2020 is attributable to policyholders deferring health care during the pandemic which is expected to normalize and may lead to higher claim costs in future periods. Based on actual claims incurred relative to our expectations and previous experience prior to COVID-19, we estimate that the Medicare supplement margin was favorably impacted by approximately $36 million in the third quarter of 2020. Insurance policy income was $186.1 million in the third quarter of 2020, down 3.5 percent from 2019, and was $568.7 million in the first nine months of 2020, down 2.2 percent from 2019, reflecting lower sales in recent periods partially offset by premium rate increases.

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

Margin from Long-term care products was $29.4 million in the third quarter of 2020, up 139 percent from 2019, and was $55.9 million in the first nine months of 2020, up 57 percent from 2019. The margin as a percentage of insurance policy income increased to 44% in the third quarter of 2020, compared to 18% in the third quarter of 2019, and to 28% in the first nine months of 2020, compared to 18% in the first nine months of 2019. The margin in the 2020 periods benefited from reserve releases due to deaths that occurred as well as lower claims incurred attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the long-term care margin was favorably impacted by approximately $16 million in the third quarter of 2020.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Life margin:
Interest-sensitive life
Insurance policy income	$40.1	$37.1	$118.4	$110.6
Net investment income	11.9	11.7	35.3	35.0
Insurance policy benefits	(16.0)	(13.6)	(54.9)	(44.4)
Interest credited	(11.2)	(10.5)	(32.1)	(30.9)
Amortization and non-deferred commissions	(6.9)	(6.7)	(19.1)	(20.8)
Margin from interest-sensitive life	$17.9	$18.0	$47.6	$49.5
Average net insurance liabilities	$926.7	$869.2	$913.4	$860.6
Interest margin	$.7	$1.2	$3.2	$4.1
Interest margin/average net insurance liabilities	.30%	.55%	.47%	.64%
Underwriting margin	$17.2	$16.8	$44.4	$45.4
Underwriting margin/insurance policy income	43%	45%	38%	41%
Traditional life
Insurance policy income	$162.5	$152.5	$472.6	$455.2
Net investment income	23.3	22.9	68.9	68.9
Insurance policy benefits	(127.3)	(107.8)	(368.1)	(334.0)
Interest credited	(.2)	(.2)	(.5)	(.6)
Amortization and non-deferred commissions	(14.7)	(14.7)	(42.4)	(41.8)
Advertising expense	(14.2)	(16.1)	(50.4)	(47.8)
Margin from traditional life	$29.4	$36.6	$80.1	$99.9
Margin/insurance policy income	18%	24%	17%	22%
Margin excluding advertising expense/insurance policy income	27%	35%	28%	32%
Total life margin	$47.3	$54.6	$127.7	$149.4

Margin from interest-sensitive life business was $17.9 million in the third quarter of 2020, essentially flat compared to 2019, and was $47.6 million in the first nine months of 2020, down 3.8 percent from 2019. The decrease in margin in the first nine months of 2020 is primarily due to: (i) the unfavorable impact of actuarial assumptions previously discussed; partially offset by (ii) growth in the block due to sales in recent periods. In addition, we estimate that the impact from death claims related to COVID-19 on the margin of this block of business was approximately $3 million and $4 million in the three and nine months ended September 30, 2020, respectively.

The interest margin was $.7 million and $1.2 million in the third quarters of 2020 and 2019, respectively, and was $3.2 million and $4.1 million in the first nine months of 2020 and 2019, respectively. Net investment income in the 2020 periods is comparable to the 2019 periods. The increase in average net insurance liabilities results in higher net investment income allocated, however, the decrease in earned yield has resulted in net investment income being flat compared to the prior year. The earned yield was 5.14 percent and 5.38 percent in the third quarters of 2020 and 2019, respectively, and 5.15 percent and 5.42 percent in the first nine months of 2020 and 2019, respectively. Interest credited to policyholders may be changed annually but are subject to minimum guaranteed rates and, as a result, the reduction in our earned rate was not fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
were $6.7 million and $.6 million in the third quarters of 2020 and 2019, respectively, and were $(4.1) million and $9.2 million in the first nine months of 2020 and 2019, respectively.

Margin from traditional life business was $29.4 million in the third quarter of 2020, down 20 percent from 2019, and was $80.1 million in the first nine months of 2020, down 20 percent from 2019. Insurance policy income was $162.5 million in the third quarter of 2020, up 6.6 percent from the 2019 period, and was $472.6 million in the first nine months of 2020, up 3.8 percent from the 2019 period, reflecting new sales and persistency in the block. Insurance policy benefits were $127.3 million in the third quarter of 2020, up 18 percent from the same period in 2019, and were $368.1 million in the first nine months of 2020, up 10 percent from the 2019 period. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by approximately $6 million and $19 million in the three and nine months ended September 30, 2020, respectively.
Allocated net investment income in the 2020 periods was comparable to the 2019 periods, as the growth in the block was offset by lower average investment yields in the 2020 periods.

Advertising expense was $14.2 million in the third quarter of 2020, down $1.9 million from the comparable period in 2019, and was $50.4 million in the first nine months of 2020, up $2.6 million from the comparable period in 2019. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Collected premiums from annuity and interest-sensitive life products:
Annuities	$285.1	$325.2	$820.0	$982.1
Interest-sensitive life	50.0	51.1	154.4	150.5
Total collected premiums from annuity and interest-sensitive life products	$335.1	$376.3	$974.4	$1,132.6

Collected premiums from annuity and interest-sensitive products decreased 11 percent in the third quarter of 2020, compared to the third quarter of 2019 and 14 percent in the first nine months of 2020, compared to the first nine months of 2019, primarily due to lower premium collections from fixed index products. We have proactively managed the participation rates on our fixed index products in order to balance sales growth and profitability in the current low interest rate environment.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net investment income	$343.5	$299.5	$831.9	$989.8
Allocated to product lines:
Annuity	(115.6)	(116.5)	(349.6)	(347.1)
Health	(70.9)	(70.1)	(211.4)	(209.4)
Life	(35.2)	(34.6)	(104.2)	(103.9)
Equity returns credited to policyholder account balances	(46.0)	(3.6)	39.8	(70.3)
Amounts allocated to product lines and credited to policyholder account balances	(267.7)	(224.8)	(625.4)	(730.7)
Amount related to variable interest entities and other non-operating items	(9.8)	(13.7)	(31.0)	(48.9)
Interest expense on debt	(13.6)	(13.9)	(40.8)	(38.6)
Interest expense on investment borrowings	(3.4)	(11.4)	(18.3)	(36.1)
Less amounts credited to deferred compensation plans (offsetting investment income)	(5.3)	(1.4)	(7.1)	(9.6)
Total adjustments	(32.1)	(40.4)	(97.2)	(133.2)
Investment income not allocated to product lines	$43.7	$34.3	$109.3	$125.9

The above table reconciles net investment income to investment income not allocated to product lines. Such amount will fluctuate from period to period based on the level of prepayment income (including call premiums); the performance of our alternative investments (which are typically reported a quarter in arrears); and the earnings related to the investments underlying our COLI. The fluctuations in investment income not allocated to product lines in the 2020 periods are primarily attributed to changes in variable investment income including income (loss) on alternative investments and prepayment and call income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and nine months ending September 30, 2020 and 2019 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	$7.7	$(2.6)	$(43.7)	$(5.0)
Net change in market value of investments recognized in earnings	8.5	4.7	(8.7)	28.1
Fair value changes related to agent deferred compensation plan	—	(6.0)	(13.2)	(22.9)
Fair value changes in embedded derivative liabilities (net of related amortization)	(1.6)	(29.3)	(95.4)	(94.8)
Loss on extinguishment of debt	—	—	—	(7.3)
Other	6.5	(1.2)	8.8	.7
Net non-operating income (loss) before taxes	$21.1	$(34.4)	$(152.2)	$(101.2)

Net realized investment gains (losses), net of related amortization, in the three and nine months ended September 30, 2020, were $7.7 million and $(43.7) million, respectively, including an (increase) decrease in the allowance for credit losses and other-than-temporary impairment losses of $8.1 million and $(31.4) million, respectively, which were recorded in earnings.  The increase in the allowance for credit losses in the first nine months of 2020 reflects the market volatility and other impacts of the COVID-19 pandemic. We anticipate continued volatility and the potential for additional increases to the allowance for credit losses in future periods. Net realized investment losses in the first nine months of 2019 were $5.0 million (net of related amortization) including other-than-temporary impairment losses of $5.6 million which were recorded in earnings.

During the first nine months of 2020 and 2019, we recognized an increase (decrease) in earnings of $(8.7) million and $28.1 million, respectively, due to the net change in market value of investments recognized in earnings.

During the first nine months of 2020 and 2019, we recognized a decrease in earnings of $13.2 million and $22.9 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During the first nine months of 2020 and 2019, we recognized a decrease in earnings of $95.4 million and $94.8 million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. At September 30, 2020, the weighted average discount rate used to value this liability was .83 percent compared to 1.88 percent at December 31, 2019. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for non-performance risk and risk margins for non-capital market inputs. The significant decrease in U.S. Treasury rates in the first nine months of 2020 was the primary factor in the change in estimated fair value of the embedded derivative liabilities.

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
___________________
LIQUIDITY AND CAPITAL RESOURCES

Potential Impacts of COVID-19 Pandemic

We expect the potential impact of the pandemic on our results will be largely driven by three things which are already impacting our business, but the duration and severity of which are currently unknown:

•the impact of the COVID-19 environment on the sales of some of our insurance products;

•changes in mortality, morbidity, and persistency (or lapse rates) impacting insurance product margin; and

•the resulting economic recession driving: (i) lower net investment income through lower interest rates; (ii) the impact of credit deterioration on invested assets and capital; and (iii) potential impacts to reserves and deferred acquisition costs resulting from lower interest rates, equity performance, and market volatility.

Given the ongoing uncertainty related to how the COVID-19 pandemic will impact our results and the continued economic impact it will have, we continue to model a range of potential outcomes across these three dimensions. The purpose of our modeling is not to predict certain outcomes, but to develop a range of potential outcomes and manage capital and liquidity in the context of outcomes within the range. We most recently updated our models for two scenarios in October 2020. These scenarios incorporate many assumptions and actual conditions in future periods may differ materially from the assumptions used in modeling the two scenarios. In the first scenario, which assumes a vaccine is available in mid-2021 and infections persist through early 2022, we assumed 724,000 deaths from the virus in the United States (338,000 in 2020, 358,000 in 2021 and 28,000 in 1Q2022) and muted economic growth in 2021. In the second scenario, which assumes no vaccine is developed, we assumed 1,446,000 deaths from the virus in the United States through 2023 (338,000 in 2020, 428,000 in 2021, 371,000 in 2022 and 309,000 in 2023) with the economy not recovering until 2023. In both scenarios, we currently estimate a mortality impact on CNO of $68,000 per 1,000 U.S. deaths.

The COVID-19 pandemic has impacted our consolidated sales volumes. In the second and third quarters of 2020, our sales of health and life insurance products (measured by new annualized premiums) across both our Consumer and Worksite Divisions decreased by 10 percent compared to the same periods in 2019. The lower sales in 2020 will adversely impact our earnings in future periods. Sales of such products increased 21 percent in the third quarter of 2020 compared to the second quarter of 2020, recovering to near pre-COVID-19 levels.

In the second and third quarters of 2020, our Consumer Division life and health sales (new annualized premiums) increased (decreased) by (10) percent and 10 percent, respectively, compared to the same periods in 2019. Sales of such products increased 19 percent in the third quarter of 2020 compared to the second quarter of 2020. Collected premiums from our annuity products decreased 29 percent and 12 percent in the second and third quarters of 2020, respectively, compared to the same periods in 2019. Such collected premiums increased 17 percent in the third quarter of 2020 as compared to the second quarter of 2020. As the economy has reopened and our customers and agents have become more accustomed to virtual transactions, sales in the Consumer Division have improved. In addition, sales of life insurance sold directly to the consumer in the second and third quarters of 2020 significantly exceeded comparable prior year amounts.

Similar to other insurance companies selling insurance products at the workplace, sales within our Worksite Division have been significantly below prior year levels. In the second and third quarters of 2020, our Worksite Division life and health sales (new annualized premiums) decreased 69 percent and 56 percent, respectively, compared to the same periods in 2019. Sales of such products increased 48 percent in the third quarter of 2020 compared to the second quarter of 2020. We currently expect sales in the Worksite Division to further improve in the fourth quarter in conjunction with open enrollment periods, but expect such sales to be significantly lower than sales in the fourth quarter of 2019.

With respect to changes in mortality and morbidity, we estimate that COVID-19 related claims could have a modestly favorable impact on 4Q2020 total insurance product margin. In the second and third quarters of 2020, our margin on life insurance products reflected an estimated $14 million and $9 million, respectively, of adverse mortality impact related to COVID-19. While higher mortality claims unfavorably impacted our life product margins, our health product margins have generally benefited due to lower claims experience. We estimate the COVID-19 environment favorably impacted our health margins by approximately $58 million in the third quarter of 2020 primarily due to consumers deferring medical care

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
treatments. We expect this trend to revert to normal over time. Such deferral of care and possible long-term health complications from COVID-19 may lead to higher life and health claim costs in future periods.

The persistency of policies has generally been higher than pre-COVID-19 periods and we expect persistency to have a neutral impact going forward in both of our scenarios. However, there remains a possibility that high unemployment could translate to an increase in lapse rates in future periods. If higher lapse rates do occur, we expect that current period earnings would generally be favorably impacted but earnings in future periods would be unfavorably impacted, as the base of our inforce business would be lower.

Regarding our investment portfolio, we have evaluated a range of potential impacts from the pandemic, including impacts on credit migration, default levels, net investment income and capital. We used a range of assumptions which are market-consistent, or in-line with downside assumptions from rating agencies and generally consistent with past financial crises. Our evaluation focused in particular on COVID-19 impacted sectors such as real estate, airlines, retail, hospitality, and energy, among others.

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

With respect to capital, based on the modeling described above, even with the more adverse impacts of the second scenario, we believe we would be able to:

•maintain our target RBC levels, debt to capital ratios and minimum holding company liquidity;

•maintain our quarterly dividend to shareholders; and

•have continued capacity for share repurchases.

The two modeling scenarios described above, and the resulting range of estimated outcomes, are hypothetical and have been provided to give a general sense of how certain aspects of our business could be affected by COVID-19, depending on the duration and severity of the pandemic and related governmental and social responses and the economic consequences of the pandemic. There are many modeling scenarios which could result in materially different projected outcomes from the two described above and, accordingly the modeling scenarios described above do not constitute an exclusive set of possible outcomes resulting from COVID-19 which could affect our business, results of operations, financial condition and liquidity. Similarly, given the unprecedented nature of the COVID-19 pandemic, the assumptions used in these modeling scenarios, and the related range of outcomes, are based on assumed facts which are inherently unpredictable and, accordingly, if the pandemic progresses and updated assumptions were to be applied to the modeling scenarios the outcome generated by the application of updated assumptions to these modeling scenarios may be materially different from those described above. For example, the actual number of U.S. deaths and the related economic impacts from COVID-19 may differ materially from the assumptions used to generate the outcomes from the two scenarios. In addition, policies and actions taken by the U.S. government have mitigated the impacts of COVID-19 on the financial markets, investment performance and valuations. There can be no assurance that these policies or actions will continue. If the economic impact of COVID-19 is ultimately worse than contemplated by our modeled scenarios, the impact to our business, results of operations, financial condition and liquidity could be significantly different than described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of September 30, 2020 and December 31, 2019 was as follows (dollars in millions):

	September 30, 2020	December 31, 2019
Total capital:
Corporate notes payable	$990.1	$989.1
Shareholders’ equity:
Common stock	1.4	1.5
Additional paid-in capital	2,623.4	2,767.3
Accumulated other comprehensive income	1,801.6	1,372.5
Retained earnings	657.5	535.7
Total shareholders’ equity	5,083.9	4,677.0
Total capital	$6,074.0	$5,666.1

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2020 and as of and for the year ended December 31, 2019:

	September 30, 2020	December 31, 2019
Book value per common share	$36.59	$31.58
Book value per common share, excluding accumulated other comprehensive income (a)	23.63	22.32
Debt to total capital ratios:
Corporate debt to total capital	16.3%	17.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	23.2%	23.0%
_____________________
(a)This non-GAAP measure differs from the corresponding GAAP measure presented immediately above, because accumulated other comprehensive income has been excluded from the value of capital used to determine this measure.  Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive income.  Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management.  However, this measure does not replace the corresponding GAAP measure.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of September 30, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at September 30, 2020, which are maintained in custodial accounts for the benefit of the FHLB.

State laws generally give state insurance regulatory agencies broad authority to protect policyholders in their jurisdictions. Regulators have used this authority in the past to restrict the ability of our insurance subsidiaries to pay any

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
dividends or other amounts without prior approval. We cannot be assured that the regulators will not seek to assert greater supervision and control over our insurance subsidiaries' businesses and financial affairs.

Our estimated consolidated statutory RBC ratio was 428 percent at September 30, 2020, compared to 408 percent at December 31, 2019. The increase is primarily due to statutory operating earnings and the impacts of a change in principle related to certain reserve calculations, net of dividends paid to the holding company, which were partially offset by a 23 percentage point decrease in investment valuation-related items. In the first nine months of 2020, our estimated consolidated statutory operating earnings were $358.6 million and insurance company dividends of $180.8 million were paid to the holding company. Statutory operating income and capital and surplus were favorably impacted by $99 million and $53 million, respectively, related to certain provisions in the CARES Act. The favorable impact resulted from provisions that permitted the carryback of net operating losses that were created after 2017 and the temporary repeal of the 80% limitation on the utilization of NOLs created after 2017.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At September 30, 2020, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $235.9 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, Inc., respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2020, our insurance subsidiaries paid dividends to CDOC totaling $180.8 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 371 percent at September 30, 2020.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2020, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$286.8	(a)
Colonial Penn	(359.0)	(b)
____________________
(a)Bankers Life paid cash dividends of $172.9 million to CLTX in the first nine months of 2020. Bankers Life may pay dividends without regulatory approval or 30 days prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

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

At September 30, 2020, there are no amounts outstanding under our Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first nine months of 2020, we generated approximately $268 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. In late June 2020, we resumed share repurchase activity after suspending such share repurchases in mid-March 2020 in light of the uncertainty related to the COVID-19 pandemic. We expect to have capacity to continue share repurchases in the fourth quarter of 2020. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flows, the current price of our common stock and investment opportunities. In the first nine months of 2020, we repurchased 10.0 million shares of common stock for $163.0 million under our securities repurchase program. The Company had remaining repurchase authority of $369.3 million as of September 30, 2020.

In the first nine months of 2020, dividends declared on common stock totaled $50.4 million ($0.35 per common share). In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At September 30, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,030.5	$2,201.1	$(19.5)	$(1.6)	$13,210.5
United States Treasury securities and obligations of United States government corporations and agencies	162.3	79.5	—	—	241.8
States and political subdivisions	2,269.8	352.7	(3.0)	(.2)	2,619.3
Foreign governments	85.6	18.7	—	—	104.3
Asset-backed securities	1,002.9	37.3	(12.3)	—	1,027.9
Agency residential mortgage-backed securities	60.9	6.7	—	—	67.6
Non-agency residential mortgage-backed securities	935.1	46.5	(.9)	—	980.7
Commercial mortgage-backed securities	1,810.4	95.2	(15.2)	—	1,890.4
Collateralized loan obligations	469.9	.1	(9.9)	—	460.1
Total investment grade fixed maturities, available for sale	17,827.4	2,837.8	(60.8)	(1.8)	20,602.6
Below-investment grade (a) (b):
Corporate securities	738.8	38.7	(11.8)	(5.6)	760.1
States and political subdivisions	12.9	—	(3.3)	(.2)	9.4
Asset-backed securities	90.1	1.8	(2.4)	—	89.5
Non-agency residential mortgage-backed securities	1,053.8	131.2	(4.7)	—	1,180.3
Commercial mortgage-backed securities	60.3	1.6	(.9)	—	61.0
Total below-investment grade fixed maturities, available for sale	1,955.9	173.3	(23.1)	(5.8)	2,100.3
Total fixed maturities, available for sale	$19,783.3	$3,011.1	$(83.9)	$(7.6)	$22,702.9
_______________
(a)Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations ("NRSROs") (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the National Association of Insurance Commissioners (the "NAIC"). NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above.
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2020 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,886.2	$12,508.6	55.1%
2	7,983.1	9,260.5	40.8
Total NAIC 1 and 2 (investment grade)	18,869.3	21,769.1	95.9
3	666.5	687.0	3.0
4	228.9	229.1	1.0
5	17.6	17.7	.1
6	1.0	—	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	914.0	933.8	4.1
Total	$19,783.3	$22,702.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,628.7	11.6%	$6.3	7.5%
Non-agency residential mortgage-backed securities	2,161.0	9.5	5.6	6.7
Commercial mortgage-backed securities	1,951.4	8.6	16.1	19.2
Banks	1,601.8	7.1	1.9	2.3
Insurance	1,571.1	6.9	3.6	4.3
Utilities	1,514.0	6.7	1.0	1.2
Healthcare/pharmaceuticals	1,337.5	5.9	3.2	3.8
Asset-backed securities	1,117.4	4.9	14.7	17.5
Food/beverage	953.5	4.2	.4	.5
Brokerage	798.4	3.5	.1	.2
Energy	784.0	3.5	11.9	14.2
Technology	748.7	3.3	—	—
Telecom	567.1	2.5	.5	.5
Transportation	543.2	2.4	.1	.1
Real estate/REITs	464.3	2.0	2.1	2.5
Collateralized loan obligations	460.1	2.0	9.9	11.8
Cable/media	459.5	2.0	.1	.1
Capital goods	448.2	2.0	.1	.1
Chemicals	386.7	1.7	.3	.4
U.S. Treasury and Obligations	241.8	1.1	—	—
Other	1,964.5	8.6	6.0	7.1
Total fixed maturities, available for sale	$22,702.9	100.0%	$83.9	100.0%

Below-Investment Grade Securities

At September 30, 2020, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,955.9 million, or 10 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $2,100.3 million, or 107 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first nine months of 2020, the $51.3 million of realized losses on sales of $412.9 million of fixed maturity securities, available for sale included: (i) $15.8 million related to various corporate securities; (ii) $25.0 million related to commercial mortgage-backed securities; and (iii) $10.5 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment, including changes in relative value among potential investment strategies; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first nine months of 2019, the $53.4 million of realized losses on sales of $936.6 million of fixed maturity securities, available for sale, included: (i) $46.1 million related to various corporate securities; and (ii) $7.3 million related to various other investments.

The following summarizes the investments sold at a loss during the first nine months of 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	18	$51.6	$36.6
Greater than or equal to 6 months and less than 12 months prior to sale	1	3.1	1.9
Greater than 12 months prior to sale	1	1.1	—
Total	20	$55.8	$38.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$9.4	$8.4
Due after one year through five years	66.1	64.8
Due after five years through ten years	186.3	180.5
Due after ten years	582.6	545.5
Subtotal	844.4	799.2
Structured securities	1,508.9	1,462.6
Total	$2,353.3	$2,261.8

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2020 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Greater than or equal to 6 months and less than 12 months	1	7.9	(2.2)	5.7
Total		$7.9	$(2.2)	$5.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2020 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Commercial mortgage-backed securities	$13.0	$2.2	$.9	$—	$16.1
Asset-backed securities	2.7	9.6	.6	1.8	14.7
Energy	—	4.1	7.8	—	11.9
Collateralized loan obligations	9.9	—	—	—	9.9
States and political subdivisions	.3	2.7	3.3	—	6.3
Non-agency residential mortgage-backed securities	.4	.5	3.4	1.3	5.6
Insurance	.2	3.4	—	—	3.6
Healthcare/pharmaceuticals	.9	2.2	—	.1	3.2
Retail	—	—	2.2	—	2.2
Real estate/REITs	.9	1.0	.2	—	2.1
Aerospace/defense	—	2.1	—	—	2.1
Banks	.3	1.6	—	—	1.9
Utilities	—	1.0	—	—	1.0
Other	.4	1.4	.5	1.0	3.3
Total fixed maturities, available for sale	$29.0	$31.8	$18.9	$4.2	$83.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Structured Securities

At September 30, 2020, fixed maturity investments included structured securities with an estimated fair value of $5.8 billion (or 25.4 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at September 30, 2020, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,093.0	$1,117.4	5.0%
Agency residential mortgage-backed securities	60.9	67.6	.3
Non-agency residential mortgage-backed securities	1,988.9	2,161.0	9.5
Commercial mortgage-backed securities	1,870.7	1,951.4	8.6
Collateralized loan obligations	469.9	460.1	2.0
Total structured securities	$5,483.4	$5,757.5	25.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$12.2	$17.2	$40.5	$58.0
Fee revenue and other income	1.2	1.3	3.8	4.4
Total revenues	13.4	18.5	44.3	62.4
Expenses:
Interest expense	6.7	12.2	26.4	42.4
Other operating expenses	.3	.2	1.0	1.4
Total expenses	7.0	12.4	27.4	43.8
Income before net realized investment gains (losses) and income taxes	6.4	6.1	16.9	18.6
Net realized investment gains (losses)	3.4	(1.3)	(17.9)	(15.8)
Income (loss) before income taxes	$9.8	$4.8	$(1.0)	$2.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of September 30, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$148.5	12.7%	$3.4	11.0%
Technology	137.9	11.8	2.6	8.5
Cable/media	118.5	10.1	3.3	10.7
Food/beverage	82.7	7.1	2.6	8.5
Capital goods	73.1	6.2	1.7	5.5
Building materials	55.1	4.7	.8	2.6
Aerospace/defense	53.5	4.6	1.7	5.5
Paper	53.5	4.6	1.2	3.9
Brokerage	51.3	4.4	.9	2.8
Consumer products	46.0	3.9	1.7	5.6
Chemicals	38.1	3.2	.8	2.6
Insurance	34.5	2.9	.5	1.7
Retail	33.4	2.8	.8	2.6
Transportation	31.9	2.7	1.1	3.6
Autos	29.1	2.5	.6	1.9
Utilities	28.2	2.4	.5	1.7
Gaming	20.2	1.7	1.0	3.3
Business services	19.0	1.6	.4	1.2
Metals and mining	12.4	1.1	.3	1.0
Other	105.7	9.0	4.8	15.8
Total	$1,172.6	100.0%	$30.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.7	$3.8
Due after one year through five years	745.5	705.3
Due after five years through ten years	375.4	363.6
Total	$1,125.6	$1,072.7

The following summarizes the investments sold at a loss during the first nine months of 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	6	$8.6	$6.2
Greater than or equal to 6 months and less than 12 months prior to sale	2	1.7	1.3
	8	$10.3	$7.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic and the unknown long-term health impacts of COVID-19.

The COVID-19 pandemic has negatively impacted the U.S. and global economy, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to another global recession. In addition, the pandemic has resulted in temporary, and in some cases permanent, closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. In the second quarter of 2020, our sales of health and life insurance products (measured by new annualized premiums) decreased by 19 percent compared to the same period in 2019. Sales of such products increased 21 percent in the third quarter of 2020, compared to the second quarter of 2020, recovering to near pre-COVID-19 levels. Premiums collected on annuity products decreased 29 percent and 12 percent in the second and third quarters of 2020, respectively, compared to the same periods in 2019. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on the effectiveness of the measures already in place and actions taken, as well as on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could continue to cause us to revise financial targets or other guidance we have previously provided.
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

We expect higher claims on our life insurance products due to the COVID-19 pandemic which would unfavorably impact our results of operations. We may experience additional claims on our life and certain health insurance products due to the deferral of care and possible long-term health complications from COVID-19. In the second and third quarters of 2020, our margin on life insurance products reflects an estimated $14 million and $9 million, respectively, of adverse mortality impact related to COVID-19. We expect COVID-19 to continue to adversely impact our life insurance margin in future quarters. In

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
addition, economic uncertainty and unemployment resulting from the impacts of the spread of COVID-19 and governmental reactions thereto may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. In addition, many state insurance departments have required insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on product sales.

Our investment portfolio may be adversely affected as a result the COVID-19 pandemic and uncertainty regarding its outcome (specifically, the increased risk of defaults, downgrades, volatility in the valuations of certain investment assets we hold and lowered variable investment income and returns). Moreover, volatility in equity markets and sustained lower interest rates, reduced liquidity or a continued slowdown in the United States or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and commercial mortgage-backed securities may be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures, enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities or the failure of tenants to pay rent or tenants' demands for lease modifications. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products (based on our 2019 comprehensive actuarial review):

•The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $30 million would occur if we increased credited rates related to our interest-sensitive life and annuity products immediately and permanently by 10 basis points due to an increase in the rate credited to account values (or an equivalent increase to the amount allocated to the cost of options for our fixed index annuity products) with no change to assumed earned rates.

•The second scenario assumes that new money rates decrease approximately 100 basis points and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would not result in a pre-tax charge but would reduce future margins on non-interest sensitive products by approximately $210 million.

•The third scenario assumes that new money rates decrease approximately 200 basis points and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would not result in a pre-tax charge but would reduce future margins on non-interest sensitive products by approximately $420 million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2020)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	377	$15.68	—	$419.3
August 1 through August 31	1,107,510	16.50	1,105,544	401.1
September 1 through September 30	1,898,588	16.79	1,891,286	369.3
Total	3,006,475	16.68	2,996,830	369.3
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in November 2019 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	CNO Financial Group, Inc. 2020 Amended and Restated Pay For Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 12, 2020.

10.2	CNO Services, LLC Executive Severance Pay Plan.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  November 6, 2020

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)