Form 10-K
period 2020-12-31
CNO Financial Group, Inc.
filed 2021-02-24
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number 001-31792
CNO Financial Group, Inc.

Delaware			75-3108137
State of Incorporation			IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel,	Indiana	46032	(317)	817-6100
Address of principal executive offices			Telephone
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CNO	New York Stock Exchange
Rights to purchase Series E Junior Participating Preferred Stock		New York Stock Exchange
5.125% Subordinated Debentures due 2060	CNOpA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
At June 30, 2020, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2.2 billion.
Shares of common stock outstanding as of February 9, 2021: 134,644,290
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

•potential continuation of low interest rate environment negatively impacting our results of operations, financial position and cash flow;

•changes to future investment earnings may diminish the value of our invested assets and negatively impact our profitability, our financial condition and our liquidity;

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

•events of terrorism, cyber-attacks, natural disasters or other catastrophic events, including losses from a disease pandemic or potential adverse impacts from global warming;

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

The reporting of risk-based capital measures is not intended for the purpose of ranking any insurance company or for use in connection with any marketing, advertising or promotional activities.

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2020, we had shareholders' equity of $5.5 billion and assets of $35.3 billion. For the year ended December 31, 2020, we had revenues of $3.8 billion and net income of $301.8 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

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

Under our new operating model, we market our insurance products through the Consumer and Worksite Divisions that reflect the customers served by the Company. The Consumer Division serves individual consumers, engaging with them on the phone, online, face-to-face with agents, or through a combination of sales channels. The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment.

We have centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. We continue to market our products under our three primary brands: Bankers Life, Washington National and Colonial Penn. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

OTHER INFORMATION

Our executive offices are located at 11825 N. Pennsylvania Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.CNOinc.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC's website at www.sec.gov. Copies of these filings are also available, without charge, from CNO Investor Relations, 11825 N. Pennsylvania Street, Carmel, IN 46032. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference in this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

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

In June 2020, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2020 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1 are provided as of or for the year ended December 31, 2020 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $3.7 billion, $3.8 billion and $3.8 billion in 2020, 2019 and 2018, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least five percent of our 2020 collected premiums: Florida (11 percent), Pennsylvania (6 percent) and Texas (5 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents.

In 2020, we consolidated our sales organization into two divisions – the Consumer and Worksite Divisions that reflect the customers served by the Company.

Consumer Division:

The Consumer Division serves individual consumers, engaging with them on the phone, online, through the mail, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces and industry-leading direct-to-consumer business with proven experience in advertising, web/digital and call center support.

Exclusive Agents. At December 31, 2020, we had an exclusive agency force of approximately 5,000 producing agents and financial representatives working from over 260 branch and satellite offices in the field as well as dedicated tele-sales agents who conduct sales over the phone. The field agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. Field agents sell Medicare supplement, supplemental health and long-term care insurance policies, life insurance and annuities. These agents also sell Medicare Advantage plans through distribution arrangements with third-party insurance companies. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. The tele-sales agents are primarily engaged in the sale of our graded benefit life insurance policies and the sale of Medicare Advantage plans of third-party insurance companies using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet.

Independent Producers. Supplemental health and life insurance products are also sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of
Columbia, and certain protectorates of the United States.

Worksite Division:

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisitions of Web Benefits Design Corporation ("WBD") in April 2019 and DirectPath, LLC ("DirectPath") in February 2021 (as further discussed in the note to the consolidated financial statements entitled "Subsequent Event"). Sales in the Worksite Division have been particularly adversely impacted by the novel coronavirus ("COVID-19") pandemic given the challenges of interacting with customers at their place of employment.

Exclusive Agents. At December 31, 2020, we had approximately 250 exclusive producing agents working in states across the United States. These agents establish one-on-one contact with potential policyholders at their place of employment and primarily sell supplemental health and life insurance products.

Independent Producers. Supplemental health and life insurance products are also sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States.

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

Total premium collections

The Consumer and Worksite Divisions are primarily focused on marketing insurance products (including annuity, health and life products), several types of which are sold in both divisions and underwritten in the same manner. The following table summarizes premium collections by segment for the years ended December 31, 2020, 2019 and 2018 (dollars in millions):

	2020	2019	2018
Annuities:
Fixed index annuities	$1,122.1	$1,242.0	$1,113.1
Fixed interest annuities	37.3	56.9	43.6
Other annuities	5.6	7.5	7.8
Total annuities	1,165.0	1,306.4	1,164.5
Health:
Supplemental health	677.2	663.1	642.8
Medicare supplement	750.5	776.0	782.1
Long-term care	263.9	269.1	400.9
Total health	1,691.6	1,708.2	1,825.8
Life:
Interest-sensitive life	206.5	201.3	193.1
Traditional life	633.1	609.9	601.7
Total life	839.6	811.2	794.8
Total premium collections	$3,696.2	$3,825.8	$3,785.1

Annuities

During 2020, we collected annuity premiums of $1,165.0 million, or 32 percent, of our total premiums collected. Annuity products include fixed index annuity, traditional fixed rate annuity and single premium immediate annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. For fixed index annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts.

The following describes the major annuity products:

Fixed Index Annuities. These products accounted for $1,122.1 million, or 30 percent, of our total premium collections during 2020. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed index annuity specifies:

•The index to be used.

•The time period during which the change in the index is measured. At the end of the time period, the change in the index is applied to the account value. The time period of the contract ranges from 1 to 4 years.

•The method used to measure the change in the index.

•The measured change in the index is multiplied by a "participation rate" (percentage of change in the index) before the credit is applied. Some policies guarantee the initial participation rate for the life of the contract, and some vary the rate for each period.

•The measured change in the index may also be limited by a "cap" before the credit is applied. Some policies guarantee the initial cap for the life of the contract, and some vary the cap for each period.

•The measured change in the index may also be limited to the excess in the measured change over a "margin" before the credit is applied. Some policies guarantee the initial margin for the life of the contract, and some vary the margin for each period.

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

In 2020, a significant portion of our new annuity sales were "premium bonus" products. These products typically specify a bonus rate, applied to the premium deposited, of 3 percent for the first policy year only. The premium bonus vests over a number of years.

Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs") and flexible premium deferred annuities ("FPDAs"). These products accounted for $37.3 million, or 1 percent, of our total premium collections during 2020. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The guaranteed rates on annuities written recently are 1.0 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2020, the average crediting rate on our outstanding traditional annuities was 3 percent.

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

Withdrawals from fixed interest annuities we are currently selling are generally subject to a surrender charge of 8 percent to 10 percent in the first year, declining to zero over a five to 10 year period, depending on issue age and product. Surrender charges are set at levels intended to protect the Company from loss on early terminations and to reduce the likelihood that policyholders will terminate their policies during periods of increasing interest rates. This practice is intended to lengthen the duration of policy liabilities and to enable us to maintain profitability on such policies.

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

Other Annuities. These products include single premium immediate annuities ("SPIAs"). SPIAs accounted for $5.6 million of our total premiums collected in 2020. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2020. Other annuities also include closed blocks of structured settlements.

Health

Supplemental Health. Supplemental health collected premiums were $677.2 million during 2020, or 18 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

Approximately 74 percent of the total number of our supplemental health policies inforce were sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Premiums collected on supplemental health products sold by our exclusive agents primarily relate to a critical illness product that was introduced in 2012 and to a smaller degree a hospital indemnity product introduced in 2018. The critical illness insurance product pays a lump sum cash benefit directly to the insured when the insured is diagnosed with a specified critical illness. The product is designed to provide additional financial protection associated with treatment and recovery as well as cover non-medical expenses such as: (i) loss of income; (ii) at home recovery or treatment; (iii) experimental and/or alternative medicine; (iv) co-pays, deductibles and out-of-network expenses; and (v) child care and transportation costs. The hospital indemnity product provides payment in the event of a hospital stay. The product is designed to help cover expenses which may not be covered by private insurance or Medicare such as deductibles and co-payments.

Medicare Supplement. Medicare supplement collected premiums were $750.5 million during 2020, or 20 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 63 percent of new sales of Medicare supplement policies in 2020 were to individuals who had recently reached the age of 65.

Long-Term Care. Long-term care collected premiums were $263.9 million during 2020, or 7 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

As further described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Reinsurance", Bankers Life and Casualty Company ("Bankers Life") entered into an agreement in September 2018 to cede all of its legacy (prior to 2003) comprehensive and nursing home long-term care policies (with statutory reserves of $2.7 billion) through 100% indemnity coinsurance. We continue to sell long-term care insurance through the exclusive agent distribution channel. The business currently being sold is priced using stricter standards and has shorter benefit periods than the long-term care policies that were ceded pursuant to the reinsurance transaction completed in September 2018. During 2020, 98 percent of new sales of long-term care products had benefit periods of two years or less. Since 2009, we have ceded 25 percent of most new sales with a third party. At December 31, 2020, 93 percent of our long-term care policies have benefit periods of less than four years and 58 percent of such long-term care policies have benefit periods of one year or less. After entering into the reinsurance agreement in 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding three years. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Life
Life products include traditional and interest-sensitive life insurance products. During 2020, we collected life insurance premiums of $839.6 million, or 23 percent, of our total collected premiums.

Interest-Sensitive Life. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $206.5 million, or 6 percent, of our total collected premiums in 2020. These products are marketed by independent producers and our exclusive agents (including independent producers and exclusive agents specializing in worksite sales). The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed index universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $633.1 million, or 17 percent, of our total collected premiums in 2020. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, exclusive agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component that may be at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically five, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $25,000, with limited or no medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death. We market guaranteed issue graded benefit life policies under the Colonial Penn brand name using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertisements, direct response mailings and the internet. Our Bankers Life and Washington National brands market simplified issue graded benefit life policies via exclusive and independent agents.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $45.0 million of our total collected premiums in 2020.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $28.5 billion of assets (at fair value) under management at December 31, 2020, of which $28.3 billion were our assets (including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet) and $.2 billion were assets managed for third parties. Our general account investment strategies are to:

•provide largely stable investment income from a diversified high quality fixed income portfolio;

•maximize and maintain a stable spread between our investment income and the yields we pay on insurance products;

•sustain adequate liquidity levels to meet operating cash requirements, including a margin for potential adverse developments;

•continually monitor and manage the relationship between our investment portfolio and the financial characteristics of our insurance liabilities such as durations and cash flows; and

•maximize total return through active strategic asset allocation and investment management.

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

We manage the equity-based risk component of our fixed index annuity products by:

•purchasing options on equity indices with similar payoff characteristics; and

•adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

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

COMPETITION

The markets in which we operate are competitive. Compared to CNO, many companies in the financial services industry are larger, have greater capital, technological and marketing resources, have greater access to capital and other sources of liquidity at a lower cost, offer broader and more diversified product lines, have greater brand recognition, have larger staffs and higher ratings. Banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors including pricing, service provided to distributors and policyholders and ratings. CNO's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing organizations.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Gerber Life, Mutual of Omaha, New York Life and subsidiaries of Globe Life Inc. Our main competitors for supplemental health products sold through our Worksite Division include AFLAC, subsidiaries of Allstate, Colonial Life and Accident Company and subsidiaries of Globe Life Inc.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, our Bankers Life subsidiary ranked fourth in new annualized premiums of individual long-term care insurance in 2019 with a market share of approximately 8 percent, the top three writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 70 percent during the period. In addition, while, based on a 2019 Medicare Supplement Loss Ratios report, we ranked seventh in direct premiums earned for Medicare supplement insurance in 2019 with a market share of 2.3 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 34 percent during the period.

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

Our direct to consumer channel has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for our direct to consumer campaigns fluctuates from period to period and will impact the average cost to generate a TV lead.

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

An important competitive factor for life insurance companies is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the biggest impact on our sales of supplemental health and life products to consumers at the worksite. Financial strength ratings provided by A.M. Best Company ("A.M. Best"), Fitch Ratings ("Fitch"), S&P Global Ratings ("S&P") and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Fitch, S&P and Moody's are "A-", "A-", "A-" and "A3", respectively. For a description of these ratings and additional information on these ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Our life insurance products include policies that are underwritten individually and low face-amount life insurance products that utilize standardized underwriting procedures. After initial processing, insurance underwriters obtain the information needed to make an underwriting decision (such as prescription history, medical examinations, doctors' statements and special medical tests). After collecting and reviewing the information, the underwriter either: (i) approves the policy as applied for; (ii) approves the policy with an extra premium charge because of unfavorable factors; or (iii) rejects the application.

We underwrite group insurance policies based on the characteristics of the group and its past claim experience. Graded benefit life insurance policies are issued without medical examination or evidence of insurability. There is minimal underwriting on annuities.

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2020, the total balance of our liabilities for insurance products was $25.1 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels with due consideration of provision for adverse development where prescribed by accounting principles generally accepted in the United States of America ("GAAP"). For all of our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on incurred claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. Therefore, our reserves and liabilities are necessarily based on extensive estimates, assumptions and historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we use in determining our reserves and pricing our products. If our assumptions are incorrect with respect to future claims, future policyholder premiums and policy charges or the investment income on assets supporting liabilities, or our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

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

As of December 31, 2020, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 11 percent of gross combined life insurance inforce and reinsurance assumed represented .4 percent of net combined life insurance inforce. Our principal reinsurers at December 31, 2020 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	A.M. Best rating
Wilton Reassurance Company ("Wilton Re") (a)	$2,867.6	$979.4	A+
Jackson National Life Insurance Company ("Jackson") (b)	1,177.7	539.7	A
RGA Reinsurance Company (c)	339.1	98.2	A+
Munich American Reassurance Company	3.9	530.4	A+
Swiss Re Life and Health America Inc.	3.4	655.6	A+
SCOR Global Life USA Reinsurance Company	1.2	66.9	A+
All others (d)	191.4	172.2
	$4,584.3	$3,042.4
________________
(a)    In addition to the life insurance business, Wilton Re has assumed certain long-term care business through a 100% indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.6 billion at December 31, 2020.
(b)    In addition to the life insurance business, Jackson has assumed certain annuity business from our insurance subsidiaries through a coinsurance agreement. Such business had total insurance policy liabilities of $.9 billion at December 31, 2020.
(c)    RGA Reinsurance Company has assumed a portion of the long-term care business of Bankers Life on a coinsurance basis.
(d)    No other single reinsurer represents more than 1 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

HUMAN CAPITAL

At December 31, 2020, we employed approximately 3,400 full-time associates, all of whom are located in the United States. Currently, none of our employees are represented under collective bargaining agreements and we enjoy generally favorable employee relations.

CNO associates are among our most important resources. They are critical to achieving our mission to secure the future of middle-income America by providing insurance and financial services that help protect their health, income and retirement needs, while building enduring value for all our stakeholders.

We focus significant attention on attracting and retaining talented, experienced individuals to serve our customers and manage and support our operations. The Human Resource and Compensation Committee of our Board of Directors is actively engaged in the oversight of our human resource initiatives and receives regular updates from management on progress and developments. Our commitment to our associates is demonstrated through several areas of focus:

•Associate Development and Engagement
CNO provides a supportive environment designed to encourage all associates to pursue their professional goals and career objectives through coaching, continuing education, professional education and training. We also regularly collect associate feedback through surveys to better learn and understand associates’ needs, priorities and issues of concern.

•Compensation
At CNO, we strive for a culture of strong performance. We believe in developing associates through a challenging work environment coupled with extensive support and training. Our compensation philosophy is focused on pay-for-performance. We reward overall and individual performance that drives long-term success for associates and the company.

•Health and Well-being
Supporting our associates’ physical, mental and financial well-being is at the center of how we engage our workforce. Our benefits package for associates includes medical, dental and vision insurance coverage as well as an employee well-being program. Associate well-being programs encourage healthy lifestyle choices and completing preventive exams and screenings.

•Ethical Business Practices
CNO’s Code of Conduct outlines our expectations surrounding key issues and business practices, including anti-money laundering, political activities and contributions, conflicts of interest, fraud prevention, data security, confidentiality, gift giving and fair competition.

•Diversity, Equity and Inclusion
Diversity, Equity and Inclusion ("DE&I") is one of CNO’s five corporate values. We are committed to creating an inclusive culture that encourages, supports, celebrates, and values the diverse voices of our associates and customers. CNO’s Diversity Council brings together leaders from across the company in support of DE&I. Our four associate-led Business Resource Groups focus on mentoring, education and community outreach. CNO’s Chief Executive Officer signed the CEO Action for Diversity & Inclusion™ pledge in 2018 and joined the newly formed CEO Action for Racial Equality Governing Committee in 2020.

•Community Involvement
CNO is committed to supporting community organizations that address the health and financial wellness of middle-income Americans and to providing ways for our associates to give back through our Team CNO volunteer program.

During 2020, in response to the COVID-19 pandemic, CNO focused on the health and safety of our customers, associates and agents, and the continuity of service to the policyholders who depend on us. Protocols we have implemented include complying with social distancing and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines from the Centers for Disease Control and Prevention and other public health authorities. In March 2020, we moved 97% of our corporate associates to work remotely. By adapting quickly, our customer service and agent support teams have been delivering consistent service with minimal disruption. For business-critical associates whose jobs do not allow them to work remotely, we have taken significant steps to safeguard their health and safety at the office. We also further strengthened our existing well-being programs with additional resources, including additional personal time off, 100% of all COVID-19 related costs covered by CNO medical plans, augmented mental well-being programs and caregiver resources.

GOVERNMENTAL REGULATION

Insurance Regulation and Oversight

Overview

Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators of the jurisdictions in which they operate. Collectively, our insurance subsidiaries are licensed in all 50 states of the United States, the District of Columbia and in four United States territories. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of our investors or creditors. State laws generally establish supervisory agencies that have broad regulatory authority, including the power to:

•grant and revoke business licenses;

•define acceptable accounting principles;

•prescribe the form and content of required financial statements and reports;

•establish reserve requirements;

•determine the reasonableness and adequacy of statutory capital and surplus;

•regulate the types and amounts of permitted investments;

•regulate and supervise sales practices;

•approve policy forms;

•approve premium rates and premium rate increases for some lines of business such as long-term care and Medicare supplement insurance;

•perform financial, market conduct and other examinations;

•establish guaranty associations; and

•license agents.

The NAIC is the United States standard-setting and regulatory support organization created and governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories. The NAIC assists state insurance regulators in their mission to serve the public interest and achieve their regulatory goals. State insurance regulators establish standards and best practices for insurers. They coordinate their regulatory oversight through the NAIC, and they work with the NAIC to regularly re-examine existing insurance laws and regulations. The NAIC develops model laws and regulations, many of which are adopted by state legislatures or insurance regulators, relating to:

•reserve requirements;

•risk-based capital ("RBC") standards;

•codification of insurance accounting principles;

•risk management;

•group capital;

•investment restrictions;

•corporate governance;

•restrictions on an insurance company's ability to pay dividends;

•credit for reinsurance; and

•product illustrations.

The Company's insurance subsidiaries are required to file detailed annual reports, in accordance with prescribed statutory accounting rules, with regulatory authorities in each of the jurisdictions in which they do business. As part of their routine oversight process, state insurance departments conduct periodic detailed examinations, generally once every three to five years, of the books, records and accounts of insurers domiciled in their states. These examinations are generally coordinated under the direction of the lead state regulator and typically include all insurers operating in a holding company system pursuant to guidelines promulgated by the NAIC.

Since March of 2020, state insurance regulators have issued bulletins, directives and guidance in response to the economic impacts of the COVID-19 pandemic, which encouraged, requested or directed insurance companies to implement policyholder accommodations, such as waiving cost-sharing for COVID-19 testing, providing extended grace periods for premium payments, forbearing on the cancellation or non-renewal of policies due to non-payment of premium, and providing other accommodations. For example, the New York State Department of Financial Services ("NYDFS") required life insurance- or annuity- authorized insurers to extend premium and fee payment grace periods to 90 days for policyholders who demonstrated COVID-19 pandemic-related financial hardship. The NYDFS also prohibited New York licensed insurers from imposing any late fees on or reporting policyholders to a credit reporting or debt collection agency for failure to timely pay any life or annuity premiums, and required such insurers to allow policyholders to pay the premium over a 12-month period. An insurer was required to accept a policyholder’s written attestation as proof of financial hardship as a result of the COVID-19 pandemic.

NAIC

The NAIC’s mandate is to benefit state insurance regulators and consumers by creating model insurance laws and regulations for adoption by the states that address insurance company financial regulation, such as capital requirements, corporate governance and risk management practices, and statutory accounting and financial reporting.

The NAIC has adopted a valuation manual containing a principle-based approach for the calculation of life insurance reserves. Principle-based reserving replaced the prior formulaic approach to determining policy reserves with a design that more closely reflects the risks of life insurance and annuity products. The principle-based reserving approach has been adopted by the domiciliary states of our insurance subsidiaries, which was effective for life insurance issued on or after January 1, 2020. In addition, requirements for additional products are expected to be implemented over time. Although the impact of implementing the approach on certain life insurance products has not been significant to date, the ultimate impact is unknown.

The NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by the domiciliary states of our insurance subsidiaries. ORSA requires insurers to maintain a risk management framework and conduct an internal own risk and solvency assessment of an insurer’s material risks in normal and stressed environments. The assessment must be documented in an annual summary report, a copy of which must be submitted to insurance regulators as required or upon request.

Our insurance subsidiaries’ domiciliary states have also adopted the NAIC’s Corporate Governance Annual Disclosure Model Act ("CGAD"). CGAD requires an annual filing by an insurer or insurance group that provides detailed information regarding their governance practices as well as sample documentation on their corporate governance structure and policies.

The NAIC has been focused on a macro-prudential initiative since 2017 which is intended to enhance risk identification efforts by building on the state-based regulation system. In December 2020, the NAIC adopted amendments to the Model Holding Company Act and Regulation, which are discussed below, that implement requirements related to a liquidity stress-testing framework for certain large U.S. life insurers and insurance groups. Life insurers will be subject to these requirements if they satisfy criteria related to the amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. Insurance regulators will use the liquidity stress-testing framework as a regulatory tool. The holding company amendments now have to be adopted by state legislatures to become effective.

The NAIC has also developed a group capital calculation tool using an RBC aggregation methodology for all entities within the insurance holding company system. The goal is to provide state insurance regulators with a method to aggregate the available capital and minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. In December 2020, the NAIC adopted the group capital calculation template and instructions as well as amendments to the Model Holding Company Act and Regulation. These amendments implement the annual filing requirement for the group capital calculation and they now have to be adopted by state legislatures to become effective, as noted above. We cannot predict what impact such regulatory tool may have on our business.

Insurance Regulatory Examinations and Other Activities

State insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers, as previously noted. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.

State regulatory authorities and industry groups have developed several initiatives regarding market conduct, including the form and content of disclosures to consumers, advertising, sales practices and complaint handling. Various state insurance departments periodically examine the market conduct activities of domestic and non-domestic insurance companies doing business in their states, including our insurance subsidiaries. The purpose of these market conduct examinations is to determine whether an insurer’s operations are consistent with the laws and regulations of the state conducting the examination. Market conduct has also become one of the criteria used by rating agencies to establish the financial strength ratings of an insurance company. For example, A.M. Best's ratings analysis now includes the review of an insurer's compliance program.

Most states mandate minimum benefit standards and benefit ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, minimum anticipated benefit ratios over the entire period of coverage of not less than 60 percent. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual benefit ratio, after three years, of not less than 65 percent. We provide to the insurance departments of all states in which we conduct business annual calculations that demonstrate compliance with required minimum benefit ratios for both long-term care and Medicare supplement insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated benefit ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. We believe that our insurance subsidiaries have provided retrospective refunds and or prospective rate reductions when the mandated minimum benefit ratios have not been maintained.

Guaranty Associations

Our insurance subsidiaries are required by the guaranty fund laws of the jurisdictions in which they transact business to participate in guaranty associations that are organized to pay certain contractual insurance benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These laws require insurers to pay assessments up to prescribed limits to fund policyholder losses or liabilities of insolvent insurance companies. Typically, assessments are levied on member insurers on a basis which is related to the member insurer's proportionate share of the business written by all member insurers. Assessments can be partially recovered through a reduction in future premium taxes in some states.

Insurance Holding Company Regulations

U.S. state insurance holding company laws and regulations are generally based on the NAIC Model Holding Company Act and Regulation. These vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. They also require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state regulator of the insurance holding company system. This report identifies the material risks within the insurance holding company system that could pose enterprise risk to the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries’ domiciliary states has enacted laws to implement these requirements, including the enterprise risk reporting requirement.

The insurance holding company laws and regulations also regulate the terms of surplus debentures and transactions between or involving insurance companies and their affiliates. Various reporting and approval requirements apply to transactions between or involving insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Generally, all transactions between an insurance company and an affiliate must be fair and reasonable. The Company and its insurance subsidiaries are registered as a holding company system pursuant to these laws and regulations in our domiciliary states.

In addition, the insurance company laws and regulations regulate the acquisition (or sale) of control of insurance companies. Generally, these regulations provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such domestic insurer, without the prior approval of the insurance company’s domiciliary state regulator. Any person acquiring, directly or indirectly, 10 percent or more of the voting securities of an insurance company is generally presumed to have acquired “control” of the company. This statutory presumption may be rebutted by a showing that control does not exist in fact. State insurance regulators, however, may find that “control” exists in circumstances in which a person owns or controls, directly or indirectly, less than 10 percent of the voting securities. The laws and regulations regarding acquisition of control transactions may discourage potential acquisition proposals or may delay or prevent a change of control involving us, including through unsolicited transactions that some of our shareholders might consider desirable.

State insurance holding company laws and regulations also regulate the payment of dividends or other payments by our insurance subsidiaries to parent companies. A state insurance regulator may prohibit a dividend payment if such regulator determines that such payment could be adverse to an insurer’s policyholders or contract holders. The ability of our insurance subsidiaries to pay dividends is based on the financial statements of our insurance subsidiaries that are prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from financial statements prepared in accordance with GAAP. These regulations generally permit an insurer to pay a dividend from earned surplus without regulatory approval if the amount of the dividend, together with other dividends made within the preceding 12-month period, does not exceed the greater of (or in some states, the lesser of):

• statutory net gain from operations of such insurer for the prior calendar year; or

• 10 percent of such insurer’s surplus as regards policyholders at the end of the preceding calendar year.

If an insurance company has negative earned surplus, any dividend payments require the prior approval of its domiciliary state regulator. In addition, the RBC and other capital requirements described below can also limit, in certain circumstances, the ability of our insurance subsidiaries to pay dividends.

In accordance with an order from the Florida Office of Insurance Regulation, Washington National Insurance Company ("Washington National") may not distribute funds to any affiliate or shareholder, except pursuant to agreements with affiliates that have been approved, without prior notice to the Florida Office of Insurance Regulation.

Long-Term Care Regulation

The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and it has proposed a rate stabilization standard for long-term care policies. Various bills are introduced from time to time in the U.S. Congress which propose the implementation of certain minimum consumer protection standards in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

Our insurance subsidiaries that write long-term care business have made insurance regulatory filings seeking actuarially justified rate increases on our long-term care policies. Most of our long-term care business is guaranteed renewable, and, if necessary rate increases are not approved, we may be required to write off all or a portion of the deferred acquisition costs and the present value of future profits (collectively referred to as "insurance acquisition costs") and establish a premium deficiency reserve. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

Surplus and Capital Requirements

Insurers are required to maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators generally have discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer has not maintained a minimum surplus or capital or if they find that the further transaction of business will be hazardous to policyholders.

IRIS Ratios

The NAIC annually calculates certain statutory financial ratios for most insurance companies in the U.S. to assist state regulators in monitoring the financial condition of insurance companies. These calculations are known as the Insurance Regulatory Information System, or “IRIS,” ratios. There are 12 IRIS ratios for life insurers and each ratio has an established "usual range" of results as a benchmark. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are immaterial or they are eliminated at the consolidated level. Generally, an insurance company will become subject to regulatory scrutiny if it falls outside the usual ranges of four or more of the ratios, and regulators may then act, if the company has insufficient capital, to constrain the company's underwriting capacity. In the past, variances in certain ratios of our insurance subsidiaries have resulted in inquiries from insurance departments, to which we have responded. These inquiries have not led to any restrictions affecting our operations.

Risk-Based Capital

The NAIC's RBC requirements provide a tool for insurance regulators to assess the level of risk inherent in an insurance company’s business and determine whether an insurer has sufficient capital, which could lead to regulatory intervention. The basis of the system is a formula that applies prescribed factors to various risk elements in an insurer’s business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health insurer RBC formula is designed to measure annually: (i) the risk of loss from asset defaults and asset value fluctuations; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of assets and liability cash flow due to changing interest rates; and (iv) business risks.

In addition, the RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC:

•between the current year and the prior year; and

•for the average of the last 3 years.

The trend test assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2020 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2020.

Privacy and Cybersecurity Regulations

Federal and state law and regulation require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection, use, maintenance, disclosure and destruction of such information and their practices relating to protecting the security, confidentiality, integrity, and availability of that information. State laws regulate use and disclosure of social security numbers and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, financial information, and other unique identifiers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act, as amended, relating to standardized electronic transaction formats, code sets, the privacy of member health information, and the implementation of data security controls to safeguard electronic protected health information.

Further, numerous state regulatory bodies are focused on security and privacy requirements for all companies that collect personal information and have proposed and enacted legislation and regulations regarding data protection standards and protocols. For example, in February 2017, NYDFS announced the adoption of a cybersecurity regulation, which became effective on March 1, 2019. The NYDFS requires a company’s cybersecurity program to include robust controls regarding: access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. Companies must also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer and perform periodic risk assessments. We are required to file an annual Certification of Compliance with the NYDFS regarding our cybersecurity program.

The area of cybersecurity has also come under increased scrutiny by insurance regulators. In October 2017, the NAIC adopted the Insurance Data Security Model Law (“Data Security Model Law”). The Data Security Model Law establishes standards to protect the confidentiality, integrity and availability of certain nonpublic information, including certain notification requirements in the event of a breach. It imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. As of December 31, 2020, 11 states had adopted the model law, including one of our domiciliary states.

In addition, in 2018, California enacted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020. CCPA provides for enhanced privacy rights for consumers in California, including the right to know what personal information a business has collected and/or shared with third parties, the right to delete personal information held by a business, and the right to limit certain processing or use of such information. CCPA provides for a private right of action with potentially significant statutory damages, whereby a business that fails to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act, is excluded from the CCPA; however, this is not an entity-wide exclusion.

These regulations, and any corresponding state legislation, affect our administration, marketing and sale of our products, and how we collect, store, use and disseminate personal information. Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Federal Initiatives

The U.S. federal government does not directly regulate the business of insurance, although the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the U.S. Treasury Department to monitor all aspects of the insurance industry and its authority extends to most lines of insurance that are written by the Company, although the FIO is not empowered with any general regulatory authority over insurers. The director of the FIO serves in an advisory capacity to the Financial Stability Oversight Council ("FSOC"), which was also established pursuant to the Dodd-Frank Act, and the FSOC has the ability to recommend that an insurance company or an insurance holding company be subject to heightened prudential standards by the Federal Reserve, if it is determined that financial distress at the company could pose a threat to financial stability in the U.S.

Since 2013, the FSOC has designated several insurance-related companies and other companies under this authority, and has also subsequently rescinded its designations of several companies under this authority. The FSOC has issued rules, guidance and procedures for reviewing nonbanking financial companies for potential designation, including in an updated final rule and interpretive guidance for such designations in December 2019. The Dodd-Frank Act also provides for the preemption of state laws when they are inconsistent with agreements with non-U.S. governments or regulatory authorities, and the Dodd-Frank Act streamlines the state-level regulation of reinsurance and surplus lines insurance. In addition, under certain circumstances, the FDIC can assume the role of a state insurance regulator and initiate liquidation proceedings under state law.

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

Numerous regulatory bodies are focused on enacting regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care when providing advice to their clients and to provide enhanced disclosure of conflicts of interest. For example, the SEC’s Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires broker-dealers to act in the best interest of the customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. In addition, the new Form CRS Relationship Summary requires registered investment advisers and broker-dealers to provide retail investors with simple, easy-to-understand information about the nature of their relationship with their financial professional. The compliance date for Regulation Best Interest and Form CRS was June 30, 2020. In addition to the SEC rules, the NAIC and several states have proposed and/or enacted laws and regulations requiring investment advisers, broker-dealers and/or agents to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing advice to their clients. In January 2020, the NAIC finalized a revised Suitability in Annuity Transactions Model Regulation that added a “best interest” standard for the sale of annuities. The amended model regulation has not yet been adopted by our insurance subsidiaries’ domiciliary states. The NYDFS issued an amended version of Regulation 187 that adopts a “best interest” standard for recommendations regarding the sale of life insurance and annuity products in New York. Regulation 187, as amended, took effect on August 1, 2019 with respect to annuity sales and on February 1, 2020 for life insurance sales in New York.

FEDERAL INCOME TAXATION

The Tax Cuts and Job Act (the "Tax Reform Act"), which was effective in 2018, eliminated a company’s ability to carryback losses to prior years for losses realized in 2018 and beyond. In addition, the utilization of these net operating loss carryforwards ("NOLs") to offset income in 2018 and subsequent years was limited to 80 percent of taxable income. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic, was signed into law in March 2020. Provisions in the CARES Act permit NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we are able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a $34.0 million tax benefit from the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Reform Act). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs.

Our annuity and life insurance products generally provide policyholders with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, because taxes on the increase in value of the products are deferred until received by policyholders. With other savings investments, the increase in value is generally taxed as earned. Annuity benefits and life insurance benefits, which accrue prior to the death of the policyholder, are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably, as opposed to the methods used for some other investments which tend to accelerate taxable income into earlier years. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code") and is generally followed in all states and other United States taxing jurisdictions.

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

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating future taxable income during the periods in which our temporary differences become deductible and before our NOLs expire. In addition, the use of our NOLs is dependent, in part, on whether the Internal Revenue Service ultimately agrees with the tax positions we have taken in previously filed tax returns and that we plan to take in future tax returns. Accordingly, with respect to our deferred tax assets, we assess the need for a valuation allowance on an ongoing basis.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk. Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO. In addition, please refer to the "Cautionary Statement Regarding Forward-Looking Statements" included on pages 3 and 4 of this Form
10-K.

COVID-19 Pandemic Risk:

The COVID-19 pandemic has adversely impacted our business, and the ultimate effect on our business, results of operations and financial condition will depend on future developments that are highly uncertain, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic and the unknown long-term health impacts of COVID-19.

The COVID-19 pandemic has negatively impacted the U.S. and global economy, created significant volatility and disruption in the capital markets, dramatically increased unemployment levels and has fueled concerns that it will lead to another global recession. In addition, the pandemic has resulted in temporary, and in some cases permanent, closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services has been significantly impacted. In 2020, our sales of health and life insurance products (measured by new annualized premiums) decreased by 6 percent compared to 2019. Premiums collected on annuity products decreased 11 percent in 2020, compared to 2019. The lower sales in 2020 will adversely impact our earnings in future periods. The extent to which the COVID-19 pandemic impacts our business, results of operations or financial condition will depend on the effectiveness of the measures already in place and actions taken, as well as on future developments which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic, and could continue to cause us to revise financial targets or other guidance we have previously provided.

While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees are working remotely with only a few operationally critical employees working at certain of our facilities for business continuity purposes. This extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and COVID-19 pandemic conditions may impair our cybersecurity efforts and risk management. We also outsource a variety of functions to third parties, including certain of our administrative operations. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures, or is otherwise unable to perform, as a result of the impacts from the spread of COVID-19 and governmental reactions thereto, it could adversely impact our business, results of operations or financial condition.

We have experienced higher claims on our life insurance products due to the COVID-19 pandemic which have unfavorably impacted our results of operations. We may experience additional claims on our life and certain health insurance products due to the deferral of care and possible long-term health complications from COVID-19. In 2020, our margin on life insurance products reflects an estimated $38 million of adverse mortality impact related to COVID-19. We expect COVID-19 to continue to adversely impact our life insurance margin in future quarters. In addition, economic uncertainty and unemployment resulting from the impacts of the spread of COVID-19 and governmental reactions thereto may also result in policyholders seeking sources of liquidity and withdrawing at rates greater than we previously expected. In addition, many state insurance departments have required insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on product sales.

Our investment portfolio may be adversely affected as a result of the COVID-19 pandemic and uncertainty regarding its outcome (specifically, the increased risk of defaults, downgrades, volatility in the valuations of certain investment assets we hold and lowered variable investment income and returns). Moreover, volatility in equity markets and sustained lower interest rates, reduced liquidity or a continued slowdown in the United States or in global economic conditions may also adversely affect the values and cash flows of these assets. Our investments in mortgages and commercial mortgage-backed securities may be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures, enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities or the failure of tenants to pay rent or tenants' demands for lease modifications. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from the spread of COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity.

Additionally, COVID-19 could negatively affect our internal controls over financial reporting as the vast majority of our employees are required to work from home and onsite locations remain closed, and therefore new processes, procedures, and controls have been required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.

Any of the direct or indirect effects of the COVID-19 pandemic may cause litigation or regulatory, investor, media, or public inquiries. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges. These costs and risks may increase when our employees begin to return to our workplaces. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Changes in Actuarial Assumptions" for further information related to changes in certain actuarial assumptions and their impact on our operating results in 2020. Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalizations, or illness that we use in our estimates, assumptions and models. Further, the speed at which these events are occurring increases the uncertainty of our estimates, assumptions and models. Any of these events could cause or contribute to the risks and uncertainties enumerated in Item 1A. Risk Factors included herein and could materially adversely affect our business, results of operations or financial condition. For additional forward-looking information and risks related to the impact of the pandemic, refer to Liquidity and Capital Resources - Potential Impacts of COVID-19 Pandemic included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Economic Conditions, Market Conditions and Investments:

There are risks to our business associated with broad economic conditions.

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

Our business is exposed to the performance of the debt and equity markets. Adverse market conditions can affect the liquidity and value of our investments. The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•The value of our investment portfolio has been materially affected in the past by changes in market conditions which resulted in substantial changes in realized and/or unrealized losses. Future adverse capital market conditions could result in additional realized and/or unrealized losses.

•Changes in interest rates also affect our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek higher returns. This could require us to sell invested assets at a time when their prices may be depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining inforce. We could obtain lower returns on investments made with these cash flows. In addition, prepayment rates on investments may increase so that we might have to reinvest those proceeds in lower-yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts to be credited to policyholders and contractholders, which could adversely affect our profitability. Further, reductions in interest rates could result in an acceleration of the amortization of deferred acquisition costs and the present value of future profits and a reduction in our projected loss recognition testing margins.

•The attractiveness of certain of our insurance products may decrease because they are linked to the equity markets and assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our insurance products or our financial strength may cause existing customers to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing customers, which would result in lower sales and fee revenues.

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

If interest rates were to decrease further or remain at low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, approximately 60 percent of our fixed interest annuities and universal life products with contractually guaranteed minimum rates have crediting rates set at the minimum rate. As a result, further decreases in investment yields would decrease the spread we earn and such spread could potentially become a loss.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums. At December 31, 2020, $1.3 billion of our fixed index annuity account values were at contractual minimum guarantees or participation rates.

During periods of declining or low interest rates, life and annuity products may be relatively more attractive to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency (a higher percentage of insurance policies remaining in force from year-to-year).

Our expectation of future investment income is an important consideration in determining the amortization of insurance acquisition costs and analyzing the recovery of these assets as well as determining the adequacy of our liabilities for insurance products. Expectations of lower future investment earnings may cause us to accelerate amortization, write down the balance of insurance acquisition costs or establish additional liabilities for insurance products, thereby reducing net income in future periods. The remaining profit margins for the life contingent payout annuities are extremely low. Accordingly, future unfavorable changes to our assumptions are more likely to reduce earnings in the period such changes occur.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition and our liquidity.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, real estate values, market volatility, the performance of the economy in general, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial. These factors include, but are not limited to, the following: (i) changes in interest rates and credit spreads, which can reduce the value of our investments; (ii) changes in patterns of relative liquidity in the capital markets for various asset classes; (iii) changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments. This risk is significantly greater with respect to below-investment grade securities, which comprised 10 percent of the cost basis of our available for sale fixed maturity investments as of December 31, 2020; (iv) changes in the estimated timing of receipt of cash flows. For example, our structured securities, which comprised 24.2 percent of our available for sale fixed maturity investments at December 31, 2020, are generally subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments; and (v) changes in mortgage delinquency or recovery rates, declining real estate prices, challenges to the validity of foreclosures and the quality of service provided by service providers on securities in our portfolios could impact the value of our investments and such changes, if material, could lead us to determine that writedowns are appropriate.

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

Because a substantial portion of our operating results are derived from returns on our investment portfolio, significant losses in the portfolio may have a direct and materially adverse impact on our results of operations. In addition, losses on our investment portfolio could reduce the investment returns that we are able to credit to our customers of certain products, thereby impacting our sales and eroding our financial performance. Investment losses may also reduce the capital of our insurance subsidiaries, which may cause us to make additional capital contributions to those subsidiaries or may limit the ability of our insurance subsidiaries to make dividend payments to CNO.

The determination of the allowance for credit losses related to our investments is highly subjective and could have a material adverse effect on our operating results and financial condition.

The determination of the amount of allowances and impairments varies by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments require significant judgment and are revised as conditions change and new information becomes available. Additional impairments may need to be taken or allowances provided for in the future, and the ultimate loss may exceed our current loss estimates.

The determination of fair value of our fixed maturity securities results in unrealized investment gains and losses and is, in some cases, highly subjective and could materially impact our operating results and financial condition.

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. During periods of market disruption, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, the valuation process may require more subjectivity and management judgment. Rapidly changing market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly.

The elimination of the London Inter-Bank Offered Rate ("LIBOR") may affect the value of certain investments and the profitability of certain borrowing activity

It is anticipated that LIBOR will be discontinued no later than June 2023 and that one or more alternative rates will be used instead. As a result, we anticipate a valuation risk around the potential discontinuation event. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest payable or interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of LIBOR-based securities, including those held in our investment portfolio. It may also adversely affect our liabilities as some of our liabilities reference LIBOR including our $250.0 million unsecured revolving credit agreement which matures on October 13, 2022 (the "Revolving Credit Agreement").

Insurance Risk:

The results of operations of our insurance business will decline if our premium rates are not adequate or if we are unable to increase rates.

We set the premium rates on our policies based on facts and circumstances known at the time we issue the policies and on assumptions about numerous variables, including the actuarial probability of a policyholder incurring a claim, the probable size of the claim, maintenance costs to administer the policies and the interest rate earned on our investment of premiums. In setting premium rates, we consider historical claims information, industry statistics, the rates of our competitors and other factors, but we cannot predict with certainty the future actual claims on our products. If our actual claims experience proves to be less favorable than we assumed and we are unable to raise our premium rates to the extent necessary to offset the unfavorable claims experience, our financial results will be adversely affected.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2020, approximately $4.4 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2020, our reinsurance receivables and ceded life insurance inforce totaled $4.6 billion and $3.0 billion, respectively. Our six largest reinsurers (which are currently rated "A" or higher by A.M. Best) accounted for 94 percent of our ceded life insurance inforce and 96 percent of our reinsurance receivables. Such reinsurance receivables also include long-term care and annuity blocks of business that have been ceded. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position. In addition, it is possible that reinsurance may not be available or affordable in the future, or may not be adequate to protect us against losses.

Liquidity Risk:

We have substantial indebtedness which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2020, we had an aggregate principal amount of indebtedness of $1,150.0 million (comprised of $500.0 million of 5.250% Senior Notes due 2025, $500.0 million of 5.250% Senior Notes due 2029 (collectively, the "Notes")) and $150.0 million of 5.125% Subordinated Debentures due 2060 (the "Debentures"). Our indebtedness will require approximately $61 million in cash to service in 2021 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2020). In addition, the Company has entered into the Revolving Credit Agreement. There were no amounts drawn under the Revolving Credit Agreement at December 31, 2020. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for more information.

If we fail to pay interest or principal on our other indebtedness, including the Notes, we will be in default under the indentures governing such indebtedness, which could also lead to a default under agreements governing our existing and future indebtedness, including under the Revolving Credit Agreement. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we likely may not have sufficient funds to repay our indebtedness. Absent sufficient liquidity to repay our indebtedness, our management or our independent registered public accounting firm may conclude that there is substantial doubt regarding our ability to continue as a going concern.

The Revolving Credit Agreement and the Indentures for the Notes and Debentures contain various restrictive covenants and required financial ratios that could limit our operating flexibility. The violation of one or more loan covenant requirements will entitle our lenders to declare all outstanding amounts under the Revolving Credit Agreement, the Notes and the Debentures to be due and payable.

Certain of the agreements governing our indebtedness contain a number of restrictive covenants and require financial ratios that impose operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to: incur additional indebtedness and guarantee indebtedness; pay dividends or make other distributions or repurchase or redeem our capital stock; prepay, redeem or repurchase subordinated debt; sell assets; incur liens; enter into transactions with affiliates; and consolidate, merge, sell or otherwise dispose of our assets.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 26.4 percent at December 31, 2020); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 411 percent at December 31, 2020); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,298.1 million at December 31, 2020 compared to the minimum requirement of $2,700.5 million).

These covenants place restrictions on the manner in which we may operate our business and our ability to meet these financial covenants may be affected by events beyond our control. If we default under any of these covenants, the lenders could declare the outstanding principal amount of the loan, accrued and unpaid interest and all other amounts owing and payable thereunder to be immediately due and payable, which would have material adverse consequences to us. In addition, an event of default under the Revolving Credit Agreement would permit our lenders to terminate commitments to extend further credit. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for more information.

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

CNO receives dividends and other payments from CDOC and from certain non-insurance subsidiaries. CDOC receives dividends and surplus debenture interest payments from our insurance subsidiaries and payments from certain of our non-insurance subsidiaries. Payments from our non-insurance subsidiaries to CNO or CDOC, and payments from CDOC to CNO, do not require approval by any regulatory authority or other third party. However, the payment of dividends or surplus debenture interest by our insurance subsidiaries to CDOC is subject to state insurance department regulations and may be prohibited by insurance regulators if they determine that such dividends or other payments could be adverse to our policyholders or contract holders. Insurance regulations generally permit an insurer to pay dividends from statutory earned surplus without regulatory approval if the amount of the dividend, together with other dividends made within the preceding 12-month period does not exceed the greater of (or in some states, the lesser of): (i) statutory net gain from operations of such insurer for the prior calendar year; or (ii) 10 percent of such insurer's surplus as regards to policyholders at the end of the preceding calendar year.

However, as each of the immediate insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO require the prior approval of the director or commissioner of the applicable state insurance department. In 2020, our insurance subsidiaries paid dividends of $294.1 million to CDOC. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 352 percent at December 31, 2020.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company ("Colonial Penn") with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, LLC ("CNO Services"), to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

Our senior unsecured debt ratings are currently "bbb-", "BBB-", "BBB-" and "Baa3" from A.M. Best, Fitch, S&P and Moody's, respectively. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior unsecured debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. Disruptions, volatility and uncertainty in the financial markets, and our credit ratings could limit our ability to access external capital markets at times and on terms which allow us to meet our capital and liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity of the Holding Companies" for more information.

Taxation, Laws and Regulation:

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets.

As of December 31, 2020, we had approximately $1.6 billion of federal tax NOLs resulting in deferred tax assets of approximately $.3 billion (which expires in years 2023 through 2035). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2020, our analysis indicated that we were below the 50 percent ownership change threshold that could limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could limit our ability to use our NOLs. See the note to the consolidated financial statements entitled “Income Taxes” for more information about the Section 382 Rights Agreement and the amendment to CNO’s certificate of incorporation.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (.99 percent at December 31, 2020), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2020, we had net deferred tax assets of $109.4 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2020 reflects the current Federal corporate income tax rate of 21 percent. Changes in tax laws, including changes regarding the utilization of NOLs, could cause a writedown of our net deferred tax assets, which may have an adverse effect on our results of operations and financial condition.

Changes in tax laws could increase our tax costs and reduce sales of our insurance and annuity products.

The insurance and annuity products we issue receive favorable tax treatment under current U.S. federal income tax laws. Changes in U.S. Federal income tax laws could reduce or eliminate the tax advantages of certain of our products, making these products less attractive to our customers. This may lead to a reduction in sales which may adversely impact our profitability.

In addition, we benefit from certain tax items, including but not limited to, dividends received deductions, tax credits, tax-exempt bond interest and insurance reserve deductions. From time to time, the U.S. Congress, as well as state and local governments, consider legislative changes that could reduce or eliminate the benefits associated with these and other tax items. We continue to evaluate the impact potential tax reform proposals may have on our future results of operations and financial condition.

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

Our insurance subsidiaries are required to comply with statutory accounting principles. Such statutory accounting principles (including principles that impact the calculation of RBC and our insurance liabilities) are subject to continued review by the NAIC in an effort to address emerging issues and improve financial reporting. Various proposals are currently being considered by the NAIC, some of which, if enacted, would negatively impact our insurance subsidiaries.

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2020 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

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

Furthermore, as described above under "Business of CNO-Governmental Regulation," the SEC has adopted new regulations relating to the standard of conduct applicable to broker-dealers when making certain recommendations involving securities to retail customers and requiring registered investment advisors and broker-dealers to provide new disclosures to retail investors. In addition, the NAIC and several states have proposed and/or enacted laws and regulations related to required disclosures and/or standards of conduct when providing advice to clients. These regulations and similar regulatory initiatives could have an impact on Company operations and the manner in which broker-dealers and investment advisors distribute the Company's products.

Litigation and regulatory investigations are inherent in our business, may harm our financial condition and reputation, and may negatively impact our financial results.

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from policyholders and/or shareholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to the classification of our exclusive agents as independent contractors, sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies and recommending unsuitable products to customers. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We intend to make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of CNO and our insurance subsidiaries.

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

Proposals that have been made in Congress and some state legislatures may also affect our financial results. These proposals include the implementation of minimum consumer protection standards in all long-term care policies, including: guaranteed premium rates; protection against inflation; limitations on waiting periods for pre-existing conditions; setting standards for sales practices for long-term care insurance; and guaranteed consumer access to information about insurers, including information regarding lapse and replacement rates for policies and the percentage of claims denied. Enactment of any proposal that would limit the amount we can charge for our products, such as guaranteed premium rates, or that would increase the benefits we must pay, such as limitations on waiting periods, or that would otherwise increase the costs of our business, could adversely affect our financial results.

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires various federal agencies to adopt a broad range of new implementation rules and regulations, including those surrounding the use of derivatives. Regulations that have been implemented under the Dodd-Frank Act have imposed additional requirements that may affect both the Company and its derivatives counterparties, including in the areas of reporting, recordkeeping, the mandatory exchange execution and clearing of certain derivatives, position limits with respect to certain derivatives, regulatory initial margin and variation margin requirements, and limitations on the ability to close out certain derivative transactions with certain counterparties upon the bankruptcy of such counterparties. These and other regulations under the Dodd-Frank Act could pose limitations and burdens on the Company and its derivatives counterparties, and could thus also result in increased costs to the Company in connection with its derivatives transactions. Uncertainty remains regarding the continued implementation of and potential adjustments to the Dodd-Frank Act and it is uncertain whether changes to the Dodd-Frank Act will result in a material effect on our business operations.

State insurance regulators, federal regulators and the NAIC continually reexamine existing laws and regulations and may impose changes in the future. The passage of new legislation or new interpretations of existing laws may impact our sales, profitability or financial strength. The NAIC regularly reviews and updates its U.S. statutory reserve and RBC requirements. Changes to these requirements have resulted in an increase to the amount of reserves and capital we are required to hold and may adversely impact the ability of our insurance subsidiaries to pay dividends to the holding company.

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

The guaranty fund laws of all states in which an insurance company does business require that company to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insurance companies that become insolvent. Insolvencies of insurance companies increase the possibility that these assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Although past assessments have not been material, if there were a number of large insolvencies, future assessments could be material and could have a material adverse effect on our operating results and financial position.

General Business Risk:

Managing operational risks may not be effective in mitigating risk and loss to us.

We are subject to operational risks including, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures including cybersecurity attacks and failure of our service providers (such as investment custodians and information technology and policyholder service providers) to comply with our services agreements. The associates and agents who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions involving numerous business activities such as setting underwriting guidelines, product design and pricing, investment purchases and sales, reserve setting, claim processing, policy administration and servicing, financial and tax reporting and other activities, many of which are very complex.

We seek to monitor and control our exposure to risks arising out of these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. However, these processes and procedures may not effectively control all known risks or effectively identify unforeseen risks. Management of operational risks can fail for a number of reasons including design failure, systems failure, cybersecurity attacks, human error or unlawful activities. If our controls are not effective or properly implemented, we could suffer financial or other loss, disruption of our business, regulatory sanctions or damage to our reputation. Losses resulting from these failures may have a material adverse effect on our financial position or results of operations.

The occurrence of natural or man-made disasters or a pandemic could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural and man-made disasters, including earthquakes, hurricanes, floods, tornadoes, acts of terrorism and military actions, the impacts of climate change and pandemics. For example, a natural or man-made disaster or a pandemic, such as the COVID-19 pandemic, could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. In addition, such a disaster or pandemic could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster or a pandemic could trigger an economic downturn in the areas directly or indirectly affected by the disaster or pandemic. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters or a pandemic also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control including cyber-attack, denial of service, viruses or other malicious activities. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. We have implemented, and we require our vendors to implement, a variety of security measures to protect the confidentiality, availability, and integrity of our information systems and data. However, failure to maintain a reasonable and effective cybersecurity program, or any compromise of the security, confidentiality, integrity, or availability of our information systems and the sensitive, proprietary, and confidential data on such systems could lead to additional costs and liabilities, as well as damage our reputation or deter people from purchasing our products. There can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business or our operations.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or availability of sensitive, confidential or proprietary data residing on such systems, whether due to actions by us, our vendors, or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant technical, legal and other expenses, lead to a loss of customers, revenues and opportunities, or otherwise adversely affect our business. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our customer data, we may also have obligations to notify customers and federal and state government regulators about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. All fifty states, as well as a growing number of regulatory bodies have adopted consumer notification requirements in the event of the actual or suspected unauthorized access to, or acquisition of, certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs (including fines) and could increase negative publicity surrounding any incident that compromises customer data. While we maintain insurance coverage that, subject to policy terms and conditions and a self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.

We outsource certain information technology and policy administration operations to third-party service providers. If we fail to maintain an effective outsourcing strategy or if third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. In addition, enhanced regulatory and other standards for the oversight of vendors and other service providers could result in higher costs and other potential exposures. In the event that one or more of our third-party service providers becomes unable to continue to provide services, we may suffer financial loss and other negative consequences.

A decline in the current financial strength rating of our insurance subsidiaries could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and redemptions.

An important competitive factor for our insurance subsidiaries is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Fitch, S&P and Moody's are "A-", "A-", "A-" and "A3", respectively.  For a description of these ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Liquidity and Capital Resources - Financial Strength Ratings of our Insurance Subsidiaries".

If our ratings are downgraded, we may experience declining sales of certain of our insurance products, defections of our independent and exclusive sales force, and increased policies being redeemed or allowed to lapse. These events would adversely affect our financial results, which could then lead to ratings downgrades.

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

Our products are marketed and distributed primarily through a dedicated field force of exclusive agents and sales managers and through our wholly owned marketing organization and other independent marketing organizations. We must attract and retain agents, sales managers and independent marketing organizations to sell our products through those distribution channels. We compete with other insurance companies, financial services companies and other entities for agents and sales managers and for business through marketing organizations. If we are unable to attract and retain these agents, sales managers and marketing organizations, our ability to grow our business and generate revenues from new sales would suffer.

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

Changes in accounting standards may adversely affect our reported results of operation and financial condition.

Our consolidated financial statements are prepared in conformity with GAAP. From time to time, we are required to adopt new accounting standards issued by the Financial Accounting Standards Board (the "FASB"). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition. In August 2018, the FASB issued final guidance on targeted improvements to the accounting for long-duration insurance contracts. The guidance will become effective for us on January 1, 2023. As we progress through our implementation, we will be able to better assess the impact to our consolidated financial statements; however, we expect it will significantly change how we account for many of our insurance and annuity products and it could negatively impact our reported results. In addition, the required adoption of new accounting standards may result in significant costs associated with the initial implementation and ongoing compliance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and the administrative operations of our Worksite Division and certain administrative operations of our subsidiaries are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently occupy five buildings on the campus with approximately 450,000 square feet of space.

Our Consumer Division is primarily administered from downtown Chicago, Illinois. We currently lease approximately 135,000 square feet of office space under an agreement which expires in 2023. Our WBD business is located in a 34,000 square foot leased office in Orlando, Florida. This agreement runs until 2024 with options for early termination in 2022. We also lease 263 sales offices in various states totaling approximately 900,000 square feet. These leases generally are short-term in length, with remaining lease terms expiring between 2021 and 2027.

Our direct to consumer products are primarily administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet. We occupy approximately 45 percent of this space, with unused space leased to tenants.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3 is incorporated by reference to the discussion under the heading "Legal Proceedings" in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings" included in Item 8 of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Gary C. Bhojwani, 53	2016	Since January 2018, chief executive officer. From April 2016 to December 2017, president of CNO. From April 2015 until joining CNO, chief executive officer of GCB, LLC, an insurance and financial services consulting company that he founded. Mr. Bhojwani was a member of the board of management of Allianz SE and Chairman of Allianz of America, Allianz Life Insurance Company, and Fireman’s Fund Insurance Company from 2012 to 2015. From 2007 to 2012, he served as chief executive officer of Allianz Life Insurance Company of North America and was president of Commercial Business, Fireman's Fund Insurance Company from 2004 to 2007.
Bruce K. Baude, 56	2012	Since July 2012, chief operations and technology officer. From 2008 to 2012, Mr. Baude was chief operating officer at Univita Health.
Michael B. Byers, 59	2021	Since February 2021, co-president, Worksite Division. Prior to joining CNO, Byers was chairman and chief executive officer of DirectPath from 2018 to February 2021 and executive chairman from 2015 to 2018.
Karen J. DeToro, 49	2019	Since September 2019, chief actuary of CNO and since June 2020, chief risk officer of CNO. From 2013 to 2019 held executive leadership positions at New York Life. From 2011 to 2013, principal at Deloitte Consulting.
Yvonne K. Franzese, 62	2017	Since November 2017, chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resource positions at Allianz, including the chief human resources role for Allianz of North America.
Scott L. Goldberg, 50	2004	Since January 2020, president, Consumer Division. From September 2013 to January 2020, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Michael D. Heard, 55	2013
Since February 2021, co-president, Worksite Division. From January 2020 to February 2021, president, Worksite Division. From March 2017 to January 2020, president of Washington National.  From 2013 to March 2017, senior vice president of enterprise operations for CNO.

Eric R. Johnson, 60	1997	Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.
John R. Kline, 63	1990	Since July 2002, chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Paul H. McDonough, 56	2019	Since March 2019, chief financial officer of CNO. From 2005 to 2017, executive vice president and chief financial officer of OneBeacon Insurance Group.
Rocco F. Tarasi, 49	2017	Since March 2019, chief marketing officer. From 2017 to March 2019, vice president of finance and operations for Bankers Life. Prior to joining CNO, he held various positions from October 2011 until September 2016, including interim chief financial officer beginning in August 2015 and chief financial officer beginning in January 2016, with ITT Financial Services, Inc., which filed for Chapter 7 Bankruptcy in September 2016.
Matthew J. Zimpfer, 53	1998	Since June 2008, general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
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

As of February 5, 2021, there were approximately 23,500 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2015 through December 31, 2020 with the cumulative total return of the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index"), the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2015 in each of CNO common stock, the stocks included in the S&P 500 Index, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.

	12/15	12/16	12/17	12/18	12/19	12/20
CNO Financial Group, Inc.	$100.00	$102.06	$133.72	$82.20	$102.83	$129.55
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P Life & Health Insurance Index	100.00	124.86	145.37	115.17	141.88	128.43
S&P MidCap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2020)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	1,079	$18.18	—	$369.3
November 1 through November 30 (b)	889,621	22.06	878,476	349.9
December 1 through December 31	3,545,771	22.74	3,544,994	269.3
Total	4,436,471	22.60	4,423,470	269.3
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in November 2019 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding securities.
(b)    This includes 10,000 shares of common stock purchased at an average of $20.85 per share by Paul H. McDonough, an affiliated purchaser. This purchase was made to transfer shares between accounts of Mr. McDonough who had previously effected a sale of an equal number of shares.
EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2020, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	4,544,204	$19.01	8,789,098
Equity compensation plans not approved by security holders	—	—	—
Total	4,544,204	$19.01	8,789,098

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA.

Reserved.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2020, 2019 and 2018 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

OVERVIEW

We are a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  We focus on serving the senior and middle-income markets, which we believe are attractive, underserved, high growth markets.  We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisitions of WBD and DirectPath. Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment.

The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

We have also centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance, sales training and support, and agent recruiting, among others. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from Company-owned life insurance ("COLI") and alternative investment income not allocated to product lines), net of interest expense on corporate debt.

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm) and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three years ending December 31, 2020 (dollars in millions, except per share data):

	2020	2019	2018
Insurance product margin
Annuity margin	$296.7	$230.1	$213.6
Health margin	459.8	362.9	351.1
Life margin	165.0	196.1	204.4
Total insurance product margin	921.5	789.1	769.1
Allocated expenses	(557.7)	(543.0)	(521.2)
Income from insurance products	363.8	246.1	247.9
Ceded long-term care block	—	—	19.5
Fee income	16.7	23.5	10.4
Investment income not allocated to product lines	167.1	152.1	183.7
Expenses not allocated to product lines	(83.8)	(53.4)	(80.3)
Operating earnings before taxes	463.8	368.3	381.2
Income tax expense on operating income	(101.5)	(78.3)	(78.1)
Net operating income (a)	362.3	290.0	303.1
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	(31.1)	2.1	37.9
Net change in market value of investments recognized in earnings	(2.7)	25.5	(48.8)
Fair value changes related to agent deferred compensation plan	(16.3)	(20.4)	11.9
Fair value changes in embedded derivative liabilities (net of related amortization)	(79.1)	(81.4)	55.5
Loss related to reinsurance transaction	—	—	(704.2)
Loss on extinguishment of debt	—	(7.3)	—
Other	9.7	(12.6)	1.7
Non-operating income (loss) before taxes	(119.5)	(94.1)	(646.0)
Income tax expense (benefit):
On non-operating income (loss)	(25.0)	(19.8)	(135.7)
Valuation allowance for deferred tax assets and other tax items	(34.0)	(193.7)	107.8
Net non-operating income (loss)	(60.5)	119.4	(618.1)
Net income (loss)	301.8	409.4	(315.0)

Per diluted share:
Net operating income	$2.53	$1.85	$1.83
Net non-operating income (loss)	(.42)	.76	(3.73)
Net income (loss)	$2.11	$2.61	$(1.90)

____________
(a)Management believes that an analysis of net operating income provides a clearer comparison of the operating results of the Company from period to period because it excludes: (i) loss related to reinsurance transaction, including impact of taxes; (ii) net realized investment gains or losses from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (iii) net change in market value of investments recognized in earnings, net of taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment of debt; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs ("net operating income"). The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be apparent. However, net operating income is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities, as measures of liquidity, or as an alternative to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Net operating income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation.

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

Investment Valuation

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives related to fixed index annuity products. We carry our COLI, which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products, investment borrowings, notes payable and borrowings related to VIEs.

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

The following summarizes our investments on our consolidated balance sheet carried at fair value by pricing source and fair value hierarchy level as of December 31, 2020 (dollars in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Priced by third-party pricing services	$104.6	$24,684.3	$—	$24,788.9
Priced by independent broker quotations	—	149.7	157.5	307.2
Priced by matrices	—	5.8	—	5.8
Priced by other methods (a)	—	16.0	55.0	71.0
Total	$104.6	$24,855.8	$212.5	$25,172.9

Percent of total	.4%	98.7%	.9%	100.0%
_______________
(a) Represents primarily securities benchmarked to comparable securities to compute fair value.

Effective January 1, 2020, when an available for sale fixed maturity security's fair value is below the amortized cost, the security is considered impaired. If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors. The credit loss component is recorded as an allowance and reported in net realized investment gains (losses) (limited to the difference between estimated fair value and amortized cost). The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income along with unrealized gains related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectable, the remaining amortized cost will be written off.

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

Prior to January 1, 2020, we regularly evaluated all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses were "other than temporary" required significant judgment.  Factors considered included: (i) the extent to which fair value was less than the cost basis; (ii) the length of time that the fair value had been less than cost; (iii) whether the unrealized loss was event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment was investment-grade and/or had been downgraded since its purchase; (vi) whether the issuer was current on all payments in accordance with the contractual terms of the investment and was expected to meet all of its obligations under the terms of the investment; (vii) whether we intend to sell the investment or it was more likely than not that circumstances would require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment would be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) our best estimate of the value of any collateral; and (xi) other objective and subjective factors.

The manner in which impairment losses on fixed maturity securities, available for sale, were recognized in the financial statements was dependent on the facts and circumstances related to the specific security.  If we intended to sell a security or it was more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security was other-than-temporarily impaired and the full amount of the impairment was recognized as a loss through earnings.  If we did not expect to recover the amortized cost basis, we did not plan to sell the security, and if it was not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment was bifurcated.  We recognized the credit loss portion in net income and the noncredit loss portion in accumulated other comprehensive income.

We estimated the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value was determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security.  The methodology and assumptions for establishing the best estimate of future cash flows varied depending on the type of security.

For most structured securities, cash flow estimates were based on bond-specific facts and circumstances that included collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including overcollateralization, excess spread, subordination and guarantees.  For corporate bonds, cash flow estimates were derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond-specific facts and circumstances. The previous amortized cost basis less the impairment recognized in net income became the security's new cost basis.  We accreted the new cost basis to the estimated future cash flows over the expected remaining life of the security, except when the security was in default or considered nonperforming.

The remaining noncredit impairment, which was recorded in accumulated other comprehensive income, was the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represented changes in the market interest rates, current market liquidity and risk premiums.

Below-investment grade corporate debt securities typically have different characteristics than investment grade corporate debt securities.  Based on historical performance, probability of default by the borrower is significantly greater for below-investment grade corporate debt securities and in many cases severity of loss was relatively greater as such securities were generally unsecured and often subordinated to other indebtedness of the issuer.  Also, issuers of below-investment grade corporate debt securities frequently had higher levels of debt relative to investment-grade issuers, hence, all other things being equal, were generally more sensitive to adverse economic conditions.  The Company attempted to reduce the overall risk related to its investment in below-investment grade securities, as in all investments, through careful credit analysis, strict investment policy guidelines, and diversification by issuer and/or guarantor and by industry.

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

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2020 as follows: 10 percent in 2021, 9 percent in 2022, 8 percent in 2023, 7 percent in 2024 and 6 percent in 2025.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $(2.4) million, $.6 million and $(.4) million during the years ended December 31, 2020, 2019 and 2018, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income was a decrease of $665.7 million at December 31, 2020 (including $339.5 million for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields). The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2019 was a decrease of $343.3 million (including $135.5 million for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields).

At December 31, 2020, the balance of insurance acquisition costs was $1.3 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(24)
5% decrease to assumed mortality	25
15% increase to assumed expenses	(10)
15% decrease to assumed expenses	10
10 basis point decrease to assumed spread	(7)
10 basis point increase to assumed spread	7
20% increase to assumed lapses	(14)
20% decrease to assumed lapses	16
Fixed index and fixed interest annuity products:
20% increase to assumed surrenders	(46)
20% decrease to assumed surrenders	53
15% increase to assumed expenses	(8)
15% decrease to assumed expenses	8
10 basis point decrease to assumed spread	(58)
10 basis point increase to assumed spread	41
Other than interest-sensitive life and annuity products (a):
Level new money rates for investment earnings rate	(13)
__________________
(a)We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products based on our 2020 comprehensive actuarial review (including the impacts of the changes on insurance acquisition costs, premium deficiency reserves and the valuation of the embedded derivatives related to our fixed index products):

•The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $25 million would occur if we increased credited rates related to our interest-sensitive life and annuity products immediately and permanently by 10 basis points due to an increase in the rate credited to account values (or an equivalent increase to the amount allocated to the cost of options for our fixed index annuity products) with no change to assumed earned rates.

•The second scenario assumes that new money rates decrease to an overall average of 3.00 percent immediately and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would not result in a pre-tax charge but would reduce future margins on non-interest sensitive products by approximately $205 million.

•The third scenario assumes that new money rates decrease to an overall average of 2.00 percent immediately and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would result in a pre-tax charge of approximately $2 million on our life contingent payout annuity block and reduce the future margins on non-interest sensitive products by approximately $452 million.

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

The following summarizes the persistency of our major blocks of insurance business summarized by line of business:

	Years ended December 31,
	2020	2019	2018
Annuity:
Fixed index annuities (1)	85.1%	82.5%	83.1%
Fixed interest annuities (1)	91.5%	90.5%	90.6%
Other annuities (2)	94.1%	97.0%	96.3%
Health:
Supplemental health (3)	88.7%	88.7%	89.1%
Medicare supplement (3)	83.4%	84.5%	85.2%
Long-term care (3)	91.5%	90.7%	90.8%
Life:
Traditional life (3)	85.7%	85.3%	85.3%
Interest-sensitive life (3)	88.7%	86.2%	86.9%
_____________________
(1)    Based on the total amount of death benefits, surrenders values and partial withdrawals divided by the average account value.
(2)    Based on total reserves released at death divided by average account value.
(3)    Based on number of inforce policies.

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

The following summarizes the components of the reserves related to our long-term care business:

	2020	2019
	(Dollars in millions)
Amounts classified as future policy benefits:
Active life reserves	$3,935.2	$3,876.9
Reserves for the present value of amounts not yet due on claims	1,351.1	1,461.7
Premium deficiency reserves assuming net unrealized gains had been realized	169.5	75.5
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	219.3	217.9
Total	5,675.1	5,632.0
Reinsurance receivables	3,074.0	3,087.6
Long-term care reserves, net of reinsurance receivables	$2,601.1	$2,544.4

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

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2019 claim reserve redundancy for long-term care claim reserves, as measured at December 31, 2020, was approximately $56 million.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2020, our projection of future taxable income for purposes of determining the valuation allowance was based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $109.4 million will be realized through future taxable earnings.

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

We have $1.6 billion of federal NOLs as of December 31, 2020, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,028.7
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal NOLs	$1,615.3

Our life NOLs were fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
Liabilities for Insurance Products

At December 31, 2020, the total balance of our liabilities for insurance products was $25.1 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2020	2019	2018
Insurance product margin
Annuity:
Insurance policy income	$18.8	$21.1	$19.9
Net investment income	465.1	464.4	456.4
Insurance policy benefits	93.7	(12.8)	(37.1)
Interest credited	(170.6)	(166.9)	(156.5)
Amortization and non-deferred commissions	(110.3)	(75.7)	(69.1)
Annuity margin	296.7	230.1	213.6
Health:
Insurance policy income	1,699.5	1,701.6	1,699.6
Net investment income	282.3	279.9	271.8
Insurance policy benefits	(1,329.7)	(1,424.9)	(1,434.6)
Amortization and non-deferred commissions	(192.3)	(193.7)	(185.7)
Health margin	459.8	362.9	351.1
Life:
Insurance policy income	793.0	758.1	740.9
Net investment income	139.6	138.3	135.4
Insurance policy benefits	(570.0)	(513.6)	(497.2)
Interest credited	(44.5)	(41.9)	(40.5)
Amortization and non-deferred commissions	(87.1)	(82.5)	(77.3)
Advertising expense	(66.0)	(62.3)	(56.9)
Life margin	165.0	196.1	204.4
Total insurance product margin	921.5	789.1	769.1
Allocated expenses:
Branch office expenses	(65.0)	(75.8)	(75.3)
Other allocated expenses	(492.7)	(467.2)	(445.9)
Income from insurance products	363.8	246.1	247.9
Ceded long-term care block	—	—	19.5
Fee income	16.7	23.5	10.4
Investment income not allocated to product lines	167.1	152.1	183.7
Expenses not allocated to product lines	(83.8)	(53.4)	(80.3)
Operating earnings before taxes	463.8	368.3	381.2
Income tax expense on operating income	(101.5)	(78.3)	(78.1)
Net operating income	$362.3	$290.0	$303.1

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

Investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt.

Management believes that an analysis of Net income applicable to common stock before: (i) loss related to reinsurance transaction, including impact of taxes; (ii) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (iii) net change in market value of investments recognized in earnings, net of taxes; (iv) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (v) fair value changes related to the agent deferred compensation plan, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes (“Net operating income,” a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the company's underlying fundamentals.

Changes in Actuarial Assumptions: We update the assumptions and experience underlying the expected gross margins for policies accounted for as investment contracts annually in the fourth quarter of each year. In addition, we also review and update our assumptions on a more frequent basis to the extent current conditions or circumstances warrant changes that could be significant to our operating results. The impacts of these unlocking exercises have had a significant impact on our earnings.

In the second quarter of 2020, our expectation regarding future new money interest rates changed and we performed an actuarial unlocking exercise to reflect our assumption that average new money rates would remain flat at 4 percent for the long-term. This change and the related impacts to persistency assumptions had a $45.6 million unfavorable impact on pre-tax earnings. As part of the actuarial unlocking exercise, we also changed our assumptions related to the future option costs we incur in providing benefits on fixed index annuities which had a favorable impact on pre-tax earnings of $91.5 million. These future option costs represent the estimated cost we will incur to purchase a series of annual forward options over the duration of the policy that back the potential return based on a percentage of the amount of increase in the value of the appropriate index. When interest rates decrease, we are permitted (subject to policy minimums) to decrease this benefit, lowering the option costs. The magnitude of the offsetting impacts of the change in new money rate and the change in future option costs had significantly different impacts on our results in 2020. These results are consistent with the different accounting requirements for insurance intangibles and the embedded derivatives related to the future option budgets for our fixed index annuity products.

The actuarial unlocking exercise completed in the second quarter of 2020 did not replace our comprehensive annual review of all assumptions for our insurance products, which we completed in the fourth quarter of 2020. In the fourth quarter of 2020, we updated various assumptions including, but not limited to, earned rates and persistency which favorably impacted our annuity margins by $16.1 million and unfavorably impacted our life margin by $4.3 million.

The following tables summarize the impacts of our unlocking exercises in the second and fourth quarters of 2020 and the annual unlocking exercises in 2019 and 2018 (dollars in millions):

	Insurance	Amortization
	policy	of insurance
Line of business	benefits	intangibles	Total
2020
Fixed index annuities:
Second quarter unlocking:
Impact of change in new money rate assumptions	$(5.0)	$(25.6)	$(30.6)
Impact of change in future option costs	104.8	(13.3)	91.5
Total second quarter unlocking impacts	99.8	(38.9)	60.9
Fourth quarter annual unlocking impacts	24.5	(7.7)	16.8
Total unlocking impacts for fixed index annuities	124.3	(46.6)	77.7
Fixed interest annuities:
Second quarter unlocking:
Impact of change in new money rate assumptions	—	(9.4)	(9.4)
Fourth quarter annual unlocking impacts	—	(.7)	(.7)
Total unlocking impacts for fixed interest annuities	—	(10.1)	(10.1)
Interest-sensitive life:
Second quarter unlocking:
Impact of change in new money rate assumptions	(7.4)	1.8	(5.6)
Fourth quarter annual unlocking impacts	(1.8)	(2.5)	(4.3)
Total unlocking impacts for interest-sensitive life	(9.2)	(.7)	(9.9)
Favorable (unfavorable) impact on pre-tax operating income	$115.1	$(57.4)	$57.7

2019
Fixed index annuities	$11.4	$(5.5)	$5.9
Fixed interest annuities	—	(6.2)	(6.2)
Interest-sensitive life	(11.4)	1.7	(9.7)
Favorable (unfavorable) impact on pre-tax operating income	$—	$(10.0)	$(10.0)

2018
Fixed index annuities	$6.4	$(13.3)	$(6.9)
Fixed interest annuities	—	3.8	3.8
Interest-sensitive life	(1.4)	3.6	2.2
Favorable (unfavorable) impact on pre-tax operating income	$5.0	$(5.9)	$(.9)

Impact of COVID-19 on Insurance Product Margin: COVID-19 had a significant impact on our insurance product margin in 2020. Our life margin reflected approximately $38 million of adverse mortality related to increased deaths caused by COVID-19. Our health margin reflected a favorable COVID-19 impact of approximately $97 million driven by the deferral of heath care. The annuity margin reflected an unfavorable net COVID-19 impact of approximately $4 million, primarily reflecting higher persistency.

Summary of Operating Results: Net operating income was $362.3 million in 2020, compared to $290.0 million in 2019 and $303.1 million in 2018.

Insurance product margin for 2020, was significantly impacted by: (i) changes in our actuarial assumptions as further described above under the caption "Changes in Actuarial Assumptions"; and (ii) pandemic-related impacts including lower health claims reflecting the deferral of health care, net of higher mortality claims, as further described above under the caption "Impact of COVID-19 on Insurance Product Margin".

Allocated expenses were higher in 2020 and 2019 primarily due to investing in growth initiatives, higher costs associated with various compliance requirements and managing cybersecurity.

The fee income segment is summarized below (dollars in millions):

	2020	2019	2018
Fee income	$106.0	$88.7	$52.0
Distribution and commission expenses	89.3	65.2	41.6
Total	$16.7	$23.5	$10.4

The higher fee income in 2020 and 2019, relative to 2018, primarily reflects changes in assumptions used to estimate revenues on the sales of third-party products, net of related distribution expenses. Fee income in 2020 also reflects additional expenses of $13.1 million related to an initiative to sell third-party Medicare Advantage policies through direct-to-consumer channels.

Investment income not allocated to product lines generally fluctuates with variable investment income including income (loss) on alternative investments and prepayment and call income.

Expenses not allocated to product lines were higher in 2020, due to a $23.5 million increase (recognized in the second quarter of 2020) in our liability for claims and interest pursuant to the Global Resolution Agreement as the third-party auditor has provided information that we have processed and verified allowing us to more accurately estimate the ultimate liability pursuant to the agreement. See the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings - Regulatory Examinations and Fines" for further information about the Global Resolution Agreement. In addition, expenses not allocated to product lines in 2020 included a $3.7 million charge related to asset impairments. Expenses not allocated to product lines in 2019 included a $20 million expense reduction related to the net favorable impact from legal and regulatory matters.

The following summarizes total allocated and unallocated expenses adjusted for the significant items summarized above (dollars in millions):

	2020	2019	2018
Expenses allocated to product lines	$557.7	$543.0	$521.2
Expenses not allocated to product lines	83.8	53.4	80.3
Total	641.5	596.4	601.5
Increase to liability for the Global Resolution Agreement	(23.5)	—	—
Charge related to asset impairments	(3.7)	—	—
Net favorable impact from legal and regulatory matters	—	20.0	—
Adjusted total	$614.3	$616.4	$601.5

Margin from Annuity Products (dollars in millions):

	2020	2019	2018
Annuity margin:
Fixed index annuities
Insurance policy income	$11.3	$11.6	$11.0
Net investment income	332.1	310.6	284.0
Insurance policy benefits	108.8	14.2	(10.4)
Interest credited	(110.1)	(99.8)	(81.2)
Amortization and non-deferred commissions	(91.3)	(57.2)	(58.1)
Margin from fixed index annuities	$250.8	$179.4	$145.3
Average net insurance liabilities	$7,123.4	$6,480.3	$5,731.2
Margin/average net insurance liabilities	3.52%	2.77%	2.54%
Fixed interest annuities
Insurance policy income	$.9	$1.5	$2.2
Net investment income	105.6	123.2	140.1
Insurance policy benefits	(.6)	(.4)	(1.3)
Interest credited	(57.4)	(63.3)	(71.4)
Amortization and non-deferred commissions	(18.7)	(18.4)	(10.4)
Margin from fixed interest annuities	$29.8	$42.6	$59.2
Average net insurance liabilities	$2,069.1	$2,305.7	$2,623.4
Margin/average net insurance liabilities	1.44%	1.85%	2.26%
Other annuities
Insurance policy income	6.6	8.0	6.7
Net investment income	27.4	30.6	32.3
Insurance policy benefits	(14.5)	(26.6)	(25.4)
Interest credited	(3.1)	(3.8)	(3.9)
Amortization and non-deferred commissions	(.3)	(.1)	(.6)
Margin from other annuities	$16.1	$8.1	$9.1
Average net insurance liabilities	$531.7	$571.2	$591.7
Margin/average net insurance liabilities	3.03%	1.42%	1.54%
Total annuity margin	$296.7	$230.1	$213.6
Average net insurance liabilities	$9,724.2	$9,357.2	$8,946.3
Margin/average net insurance liabilities	3.05%	2.46%	2.39%

Margin from fixed index annuities was $250.8 million in 2020, compared to $179.4 million in 2019, and $145.3 million in 2018. The increase in margin in 2020 is primarily due to: (i) the favorable impact of actuarial assumption changes previously discussed; and (ii) growth in the block, net of (iii) decreases in margin due to lower yields on investments. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $7,123.4 million, $6,480.3 million and $5,731.2 million in 2020, 2019 and 2018, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.66 percent in 2020, down from 4.79 percent in 2019, and 4.96 percent 2018, reflecting lower market yields and resulting in spread compression. In 2020, we experienced higher persistency in the fixed index annuity block. We believe such higher persistency was indirectly related to COVID-19 as policyholders continue to hold on to their current products due to lower yields on competing products and avoiding meeting with agents to discuss alternative products.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $32.3 million, $135.1 million and $(39.7) million in 2020, 2019 and 2018, respectively.

Margin from fixed interest annuities was $29.8 million in 2020, compared to $42.6 million in 2019, and $59.2 million in 2018. The decrease in margins in 2020 and 2019 is primarily due to: (i) the fluctuations resulting from actuarial assumption changes previously discussed; (ii) lower margins due to lower yields on investments; and (iii) a reduction in the size of the block. Average net insurance liabilities were $2,069.1 million, $2,305.7 million and $2,623.4 million in 2020, 2019 and 2018, respectively, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield was 5.10 percent in 2020, down from 5.34 percent in both 2019 and 2018, reflecting lower market yields.

Margin from other annuities in 2020 reflects favorable mortality compared to the prior years. We experienced higher than usual annuitant mortality related to contracts with life contingencies which resulted in a decrease in insurance liabilities and insurance policy benefits of $9.8 million in 2020.

Margin from Health Products (dollars in millions):

	2020	2019	2018
Health margin:
Supplemental health
Insurance policy income	$679.4	$660.4	$641.2
Net investment income	140.9	138.7	138.5
Insurance policy benefits	(520.9)	(507.1)	(497.3)
Amortization and non-deferred commissions	(112.7)	(111.3)	(98.1)
Margin from supplemental health	$186.7	$180.7	$184.3
Margin/insurance policy income	27%	27%	29%
Medicare supplement
Insurance policy income	$754.7	$773.0	$787.0
Net investment income	4.9	4.4	4.0
Insurance policy benefits	(505.0)	(576.0)	(588.3)
Amortization and non-deferred commissions	(66.3)	(68.9)	(71.8)
Margin from Medicare supplement	$188.3	$132.5	$130.9
Margin/insurance policy income	25%	17%	17%
Long-term care margin
Insurance policy income	$265.4	$268.2	$271.4
Net investment income	136.5	136.8	129.3
Insurance policy benefits	(303.8)	(341.8)	(349.0)
Amortization and non-deferred commissions	(13.3)	(13.5)	(15.8)
Margin from long-term care	$84.8	$49.7	$35.9
Margin/insurance policy income	32%	19%	13%
Total health margin	$459.8	$362.9	$351.1
Margin/insurance policy income	27%	21%	21%

Margin from supplemental health business was $186.7 million in 2020, compared to $180.7 million in 2019, and $184.3 million in 2018. The margin as a percentage of insurance policy income was 27% in 2020, compared to 27% in 2019 and 29% in 2018. Insurance policy benefits in 2020 reflected better claims experience than expected which is attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. This favorable impact was offset by higher than expected persistency which resulted in a lower release of reserves. Accordingly, we estimate that the supplemental health margin in 2020 was favorably impacted by approximately $11 million primarily driven by these items relative to our expectations and previous experience prior to COVID-19. Insurance policy income has increased due to new sales in recent periods.

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

Margin from Medicare supplement business was $188.3 million in 2020, compared to $132.5 million in 2019, and $130.9 million in 2018. The increase in margin on the Medicare supplement business in 2020 reflects favorable claim experience. Such favorable claim experience in 2020 is attributable to policyholders deferring health care during the pandemic which is expected to normalize and may lead to higher claim costs in future periods. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the Medicare supplement margin was favorably impacted by approximately $50 million in 2020. Insurance policy income was $754.7 million in 2020, compared to $773.0 million in 2019, and $787.0 million in 2018, reflecting lower sales in recent periods partially offset by premium rate increases.

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

Margin from Long-term care products was $84.8 million in 2020, compared to $49.7 million in 2019, and $35.9 million in 2018. The margin as a percentage of insurance policy income increased to 32% in 2020, compared to 19% in 2019 and 13% in 2018. The margin in 2020 benefited from lower claims incurred attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. In addition, an increase in policyholder deaths attributable to the pandemic resulted in higher than expected reserve releases. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the long-term care margin was favorably impacted by approximately $36 million in 2020.

Margin from Life Products (dollars in millions):

	2020	2019	2018
Life margin:
Interest-sensitive life
Insurance policy income	$158.8	$148.6	$139.2
Net investment income	47.4	46.7	45.5
Insurance policy benefits	(76.1)	(67.6)	(55.7)
Interest credited	(43.8)	(41.1)	(39.7)
Amortization and non-deferred commissions	(28.2)	(25.8)	(22.0)
Margin from interest-sensitive life	$58.1	$60.8	$67.3
Average net insurance liabilities	$920.0	$866.3	$826.6
Interest margin	$3.6	$5.6	$5.8
Interest margin/average net insurance liabilities	.39%	.65%	.70%
Underwriting margin	$54.5	$55.2	$61.5
Underwriting margin/insurance policy income	34%	37%	44%
Traditional life
Insurance policy income	$634.2	$609.5	$601.7
Net investment income	92.2	91.6	89.9
Insurance policy benefits	(493.9)	(446.0)	(441.5)
Interest credited	(.7)	(.8)	(.8)
Amortization and non-deferred commissions	(58.9)	(56.7)	(55.3)
Advertising expense	(66.0)	(62.3)	(56.9)
Margin from traditional life	$106.9	$135.3	$137.1
Margin/insurance policy income	17%	22%	23%
Margin excluding advertising expense/insurance policy income	27%	32%	32%
Total life margin	$165.0	$196.1	$204.4

Margin from interest-sensitive life business was $58.1 million in 2020, compared to $60.8 million in 2019, and $67.3 million in 2018. The decrease in margins in 2020 and 2019 is primarily due to: (i) the unfavorable impact of actuarial assumptions previously discussed; partially offset by (ii) growth in the block due to sales in recent periods. In addition, we estimate that the unfavorable impact from death claims related to COVID-19 on the margin of this block of business was approximately $9 million in 2020.

The interest margin was $3.6 million in 2020, compared to $5.6 million in 2019, and $5.8 million in 2018. Net investment income was comparable between years. The increase in average net insurance liabilities results in higher net investment income allocated, however, the decrease in earned yield has resulted in net investment income being relatively flat compared to prior years. The earned yield was 5.15 percent in 2020, down from 5.39 percent in 2019, and 5.52 percent 2018. Interest credited to policyholders may be changed annually but are subject to minimum guaranteed rates and, as a result, the reduction in our earned rate was not fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $5.5 million, $18.6 million and $(5.8) million in 2020, 2019 and 2018, respectively.

Margin from traditional life business was $106.9 million in 2020, compared to $135.3 million in 2019, and $137.1 million in 2018. Insurance policy income was $634.2 million in 2020, compared to $609.5 million in 2019, and $601.7 million in 2018, reflecting new sales and persistency in the block. Insurance policy benefits were $493.9 million in 2020, compared to $446.0 million in 2019, and $441.5 million in 2018. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by approximately $29 million in 2020.
Allocated net investment income was comparable between years as the growth in the block was offset by lower average investment yields.

Advertising expense was $66.0 million in 2020, compared to $62.3 million in 2019, and $56.9 million in 2018. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices.

Investment Income Not Allocated to Product Lines (dollars in millions):

	2020	2019	2018
Net investment income	$1,222.5	$1,362.9	$1,306.2
Amount allocated to the reinsured long-term care block prior to being ceded in the third quarter of 2018	—	—	(138.5)
Adjusted net investment income	1,222.5	1,362.9	1,167.7
Allocated to product lines:
Annuity	(465.1)	(464.4)	(456.4)
Health	(282.3)	(279.9)	(271.8)
Life	(139.6)	(138.3)	(135.4)
Equity returns credited to policyholder account balances	(37.8)	(153.7)	45.5
Amounts allocated to product lines and credited to policyholder account balances	(924.8)	(1,036.3)	(818.1)
Amount related to variable interest entities and other non-operating items	(39.2)	(61.6)	(71.9)
Interest expense on debt	(55.2)	(52.4)	(48.0)
Interest expense on investment borrowings	(21.2)	(46.2)	(41.9)
Less amounts credited to deferred compensation plans (offsetting investment income)	(15.0)	(14.3)	(4.1)
Total adjustments	(130.6)	(174.5)	(165.9)
Investment income not allocated to product lines	$167.1	$152.1	$183.7

The above table reconciles net investment income to investment income not allocated to product lines. Such amount will fluctuate from period to period based on the level of prepayment income (including call premiums); the performance of our alternative investments (which are typically reported a quarter in arrears); and the earnings related to the investments underlying our COLI.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating loss for the three years ended December 31, 2020 (dollars in millions):

	2020	2019	2018
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	$(31.1)	$2.1	$37.9
Net change in market value of investments recognized in earnings	(2.7)	25.5	(48.8)
Fair value changes related to agent deferred compensation plan	(16.3)	(20.4)	11.9
Fair value changes in embedded derivative liabilities (net of related amortization)	(79.1)	(81.4)	55.5
Loss related to reinsurance transaction	—	—	(704.2)
Loss on extinguishment of debt	—	(7.3)	—
Other	9.7	(12.6)	1.7
Net non-operating loss before taxes	$(119.5)	$(94.1)	$(646.0)

Net realized investment losses, net of related amortization, were $31.1 million in 2020, including an increase in the allowance for credit losses and other-than-temporary impairment losses of $18.5 million.  Net realized investment gains, net of related amortization, were $2.1 million in 2019, net of other-than-temporary impairment losses of $12.4 million. Net realized investment gains, net of related amortization, were $37.9 million in 2018, net of other-than-temporary impairment losses of $2.6 million.

During 2020, 2019 and 2018, we recognized an increase (decrease) in earnings of $(2.7) million, $25.5 million and $(48.8) million, respectively, due to the net change in market value of investments recognized in earnings.

During 2020, 2019 and 2018, we recognized an increase (decrease) in earnings of $(16.3) million, $(20.4) million and $11.9 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During 2020, 2019 and 2018, we recognized an increase (decrease) in earnings of $(79.1) million, $(81.4) million and $55.5 million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for non-performance risk and risk margins for non-capital market inputs. The significant decrease in U.S. Treasury rates in 2020 and 2019 was the primary factor in the change in estimated fair value of the embedded derivative liabilities.

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

Other non-operating items include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals. Also, other non-operating items include the net revenue earned pursuant to a transition services agreement representing the difference between the fees we receive from Wilton Re and the overhead costs incurred to provide such services under the agreement in connection with the completion of a long-term care reinsurance transaction in September 2018. In addition, such non-operating items in 2019 include $15.9 million of one-time expenses associated with: (i) the new operating model announced in early January 2020 to create a more customer-centric structure and improve operating performance; and (ii) a new strategic technology partnership with two leading, global technology solutions providers for our application development, maintenance and testing functions as well as IT infrastructure and cybersecurity services.

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

Agents, insurance brokers and marketing organizations who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our sales of supplemental health and life products to consumers at the worksite.  The current financial strength ratings of our primary insurance subsidiaries from A.M. Best, Fitch, S&P and Moody's are "A-", "A-", "A-" and "A3", respectively.  For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections were as follows (dollars in millions):

	2020	2019	2018
Premiums collected by product:
Annuities:
Fixed index (first-year)	$1,121.7	$1,241.2	$1,112.1
Fixed index (renewal)	.4	.8	1.0
Subtotal - fixed index annuities	1,122.1	1,242.0	1,113.1
Fixed interest (first-year)	33.5	51.6	38.0
Fixed interest (renewal)	3.8	5.3	5.6
Subtotal - fixed interest annuities	37.3	56.9	43.6
Other annuities (first-year)	5.6	7.5	7.8
Total annuities	1,165.0	1,306.4	1,164.5
Health:
Supplemental health (first-year)	72.7	73.5	75.6
Supplemental health (renewal)	604.5	589.6	567.2
Subtotal – supplemental health	677.2	663.1	642.8
Medicare supplement (first-year)	54.2	60.2	61.9
Medicare supplement (renewal)	696.3	715.8	720.2
Subtotal - Medicare supplement	750.5	776.0	782.1
Long-term care (first-year)	18.3	18.9	15.6
Long-term care (renewal)	245.6	250.2	385.3
Subtotal - long-term care	263.9	269.1	400.9
Total health	1,691.6	1,708.2	1,825.8
Life insurance:
Interest-sensitive (first-year)	44.3	52.8	54.4
Interest-sensitive (renewal)	162.2	148.5	138.7
Subtotal - interest-sensitive	206.5	201.3	193.1
Traditional (first-year)	136.9	120.7	119.1
Traditional (renewal)	496.2	489.2	482.6
Subtotal - traditional	633.1	609.9	601.7
Total life insurance	839.6	811.2	794.8
Collections on insurance products:
Total first-year premium collections on insurance products	1,487.2	1,626.4	1,484.5
Total renewal premium collections on insurance products	2,209.0	2,199.4	2,300.6
Total collections on insurance products	$3,696.2	$3,825.8	$3,785.1

Annuities include fixed index, fixed interest and other annuities sold to the senior market. Annuity collections were $1,165.0 million in 2020, compared to $1,306.4 million in 2019 and $1,164.5 million in 2018. The decrease in premium collections from our fixed index products in 2020, as compared to 2019, primarily reflects our pricing discipline and current market conditions. We have proactively managed the participation rates on our fixed index products in order to balance sales growth and profitability in the current low interest rate environment. The increase in premium collections from our fixed index products in 2019, as compared to 2018, was primarily due to the general stock market performance which made these products attractive to certain customers. Premium collections from our fixed interest products reflect consumer preference for fixed index products in the current low interest rate environment.

Health products include supplemental health, Medicare supplement and long-term care products. Our profits on health policies depend on the overall level of sales, the length of time the business remains inforce, investment yields, claims experience and expense management.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) were $677.2 million in 2020, compared to $663.1 million in 2019 and $642.8 million in 2018. Such increases are primarily due to new sales.

Collected premiums on Medicare supplement policies were $750.5 million, $776.0 million and $782.1 million in 2020, 2019 and 2018, respectively. The decrease in 2020 is due to lower sales of such products.
In 2018, premiums collected on long-term care policies included $130.5 million of premiums collected from certain legacy (prior to 2003) comprehensive and nursing home long-term care policies which were ceded in September 2018 under a 100% indemnity coinsurance agreement.

Life products include interest-sensitive and traditional life products. Life premiums were $839.6 million, $811.2 million and $794.8 million in 2020, 2019 and 2018, respectively. Premiums collected reflect both recent sales activity and steady persistency.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active strategic asset allocation and investment management. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 90 percent of our $27.6 billion investment portfolio at December 31, 2020. The remainder of the invested assets was trading securities, investments held by VIEs, COLI, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2020 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$23,383.6	85%
Equity securities	151.2	1
Mortgage loans	1,358.7	5
Policy loans	123.0	—
Trading securities	232.0	1
Investments held by variable interest entities	1,189.4	4
Company-owned life insurance	209.7	1
Other invested assets	936.7	3
Total investments	$27,584.3	100%

The following table summarizes investment yields earned over the past three years on the investments allocated to our product lines. General account investments exclude the value of options.

	2020	2019	2018
	(dollars in millions)
Weighted average investments at amortized cost allocated to product lines	$18,093.0	$17,382.6	$16,586.9
Allocated investment income	887.0	882.6	863.6
Average yield on allocated investments	4.90%	5.08%	5.21%

Insurance statutes regulate the types of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In addition, we have internal management compliance limits on various exposures and activities which are typically more restrictive than insurance statutes. In light of these statutes and regulations and our business and investment strategy, we generally seek to invest in United States government and government-

agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated.

Fixed Maturities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2020 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,653.9	11.3%	$1.3	4.2%
Non-agency residential mortgage-backed securities	2,092.6	8.9	2.1	6.6
Commercial mortgage-backed securities	1,980.2	8.5	7.3	22.8
Banks	1,680.7	7.2	.5	1.4
Insurance	1,656.9	7.1	1.5	4.8
Utilities	1,548.0	6.6	.2	.7
Healthcare/pharmaceuticals	1,459.6	6.2	2.1	6.4
Asset-backed securities	1,062.1	4.5	7.4	23.4
Food/beverage	999.3	4.3	.2	.6
Brokerage	876.3	3.8	—	—
Energy	832.7	3.6	3.8	12.1
Technology	802.1	3.4	—	—
Telecom	580.6	2.5	—	—
Transportation	569.6	2.4	—	—
Cable/media	510.1	2.2	.1	.3
Capital goods	492.8	2.1	—	—
Real estate/REITs	478.5	2.0	.7	2.3
Collateralized loan obligations	458.9	2.0	3.6	11.4
Chemicals	406.1	1.7	—	—
U.S. Treasury and Obligations	235.5	1.0	.2	.6
Aerospace/defense	227.9	1.0	—	—
Other	1,779.2	7.7	.8	2.4
Total fixed maturities, available for sale	$23,383.6	100.0%	$31.8	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2020 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Asset-backed securities	$1.8	$2.6	$.2	$2.8	$7.4
Commercial mortgage-backed securities	5.5	1.4	.4	—	7.3
Energy	—	.1	3.7	—	3.8
Collateralized loan obligations	3.6	—	—	—	3.6
Non-agency residential mortgage-backed securities	.2	.2	1.1	.6	2.1
Healthcare/pharmaceuticals	—	.1	1.9	.1	2.1
Insurance	.3	1.2	—	—	1.5
States and political subdivisions	.1	1.2	—	—	1.3
Other	1.2	.7	.7	.1	2.7
Total fixed maturities, available for sale	$12.7	$7.5	$8.0	$3.6	$31.8

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2020, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$1,358.7	$1,438.6	6%
AA	2,281.4	2,688.6	12
A	5,933.4	7,141.9	31
BBB+	2,438.5	3,031.1	13
BBB	3,577.7	4,316.2	18
BBB-	2,338.1	2,589.9	11
Investment grade	17,927.8	21,206.3	91
BB+	288.7	317.9	1
BB	290.4	297.3	1
BB-	272.2	285.0	1
B+ and below	1,142.0	1,277.1	6
Below-investment grade	1,993.3	2,177.3	9
Total fixed maturity securities	$19,921.1	$23,383.6	100%

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the historical and recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. During 2020, we recognized net realized investment losses of $36.2 million, which were comprised of: (i) $15.1 million of net losses from the sales of investments; (ii) $5.1 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $.1 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.6 million; and (v) an increase in the allowance for credit losses and other-than temporary impairment losses of $18.5 million.

During 2020, we sold $507.1 million of fixed maturity investments which resulted in gross investment losses (before income taxes) of $53.7 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

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

As of December 31, 2020, we had fixed maturity securities with an amortized cost and fair value of $1.0 million and nil, respectively, that were in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

Other Investments

At December 31, 2020, we held commercial mortgage loan investments with an amortized cost of $1,285.7 million (or 4.7 percent of total invested assets) and a fair value of $1,339.9 million. Our commercial mortgage loan portfolio is comprised of large commercial mortgage loans. Approximately 14 percent, 10 percent, 8 percent and 7 percent of the commercial mortgage loan balance were on properties located in California, Texas, Maryland and Wisconsin, respectively. No other state comprised greater than six percent of the mortgage loan balance. At December 31, 2020, there were no commercial mortgage loans in process of foreclosure. At December 31, 2020, we held residential mortgage loan investments with an amortized cost of $84.8 million and a fair value of $84.9 million. At December 31, 2020, there were 19 residential mortgage loans that were noncurrent with a carrying value of $6.1 million (of which, 15 such loans with a carrying value of $5.1 million were in forbearance and 3 loans with a carrying value of $.5 million were in foreclosure). The allowance for credit losses related to mortgage loans was $11.8 million at December 31, 2020, and increased $5.1 million in 2020. During 2019 and 2018, we recognized nil and $2.1 million, respectively, of impairments on commercial mortgage loans.
The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2020 (dollars in millions):

	Number of loans	Amortized cost
Retail	61	$254.9
Industrial	32	247.8
Multi-family	25	399.9
Office building	26	229.4
Other	20	153.7
Total commercial mortgage loans	164	$1,285.7

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2020 (dollars in millions):

	Number of loans	Amortized cost
Under $5 million	69	$179.4
$5 million but less than $10 million	49	330.9
$10 million but less than $20 million	37	555.7
Over $20 million	9	219.7
Total commercial mortgage loans	164	$1,285.7

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2020 (dollars in millions):

	Number of loans	Amortized cost
2021	5	$9.4
2022	10	79.3
2023	8	110.5
2024	17	141.9
2025	15	100.7
after 2025	109	843.9
Total commercial mortgage loans	164	$1,285.7

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2020 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2020	2019	2018	2017	2016	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$29.0	$81.5	$139.7	$84.1	$76.7	$608.0	$1,019.0	$1,074.4	$2,899.3
60% to less than 70%	—	7.3	8.6	10.8	19.4	72.7	118.8	121.7	182.0
70% to less than 80%	18.8	12.2	—	—	—	43.1	74.1	73.8	101.0
80% to less than 90%	—	—	—	—	—	63.8	63.8	61.2	76.5
90% or greater	—	—	—	—	10.0	—	10.0	8.8	10.7
Total	$47.8	$101.0	$148.3	$94.9	$106.1	$787.6	$1,285.7	$1,339.9	$3,269.5
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2020, we held $232.0 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; (ii) investments supporting certain insurance liabilities; and (iii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include options backing our fixed index annuity and life insurance products, COLI, FHLB common stock and certain nontraditional investments, including investments in limited partnerships, hedge funds and real estate investments held for sale.

At December 31, 2020, we held investments with an amortized cost of $1,211.3 million and an estimated fair value of $1,189.4 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

LIQUIDITY AND CAPITAL RESOURCES

Potential Future Impacts of COVID-19 Pandemic

We expect the potential impact of the pandemic on our future results will be largely driven by three things which are already impacting our business, but the duration and severity of which are currently unknown:

•the impact of the COVID-19 environment on the sales of some of our insurance products;

•changes in mortality, morbidity, and persistency (or lapse rates) impacting insurance product margin; and

•general economic impacts, driving: (i) lower net investment income through lower interest rates; (ii) the impact of credit deterioration on invested assets and capital; and (iii) potential impacts to reserves and deferred acquisition costs resulting from lower interest rates, equity performance, and market volatility.

Given the ongoing uncertainty related to how the COVID-19 pandemic will impact our results and the continued economic impact it will have, we continue to model a range of potential outcomes taking into account these three things. The purpose of our modeling is not to predict certain outcomes, but to develop a range of potential outcomes and manage capital and liquidity in the context of outcomes within the range. We most recently updated our models for two scenarios in January 2021. These scenarios incorporate many assumptions. Actual conditions in future periods may differ materially from the assumptions used in modeling the two scenarios. In the first scenario, which assumes that vaccines are sufficient in achieving herd immunity in 2021 and the impacts of the pandemic trail off through 2021, we assumed approximately 360,000 additional deaths from the virus in 2021 in the United States and modest economic growth in 2021 compared to 2020. In the second scenario, which assumes that vaccines are insufficient to achieve herd immunity in 2021, we assumed approximately 500,000 additional deaths from the virus in 2021 in the United States and recessionary economic conditions in 2021 compared to 2020.

The COVID-19 pandemic has impacted our consolidated sales volumes. In 2020, our sales of health and life insurance products (measured by new annualized premiums) across both our Consumer and Worksite Divisions decreased by 6 percent compared to 2019. The lower sales in 2020 will adversely impact our earnings in future periods.

In 2020, our Consumer Division health sales (new annualized premiums) decreased by 16 percent compared to 2019. Sales of life products increased 19 percent in 2020 compared to 2019. Collected premiums from our annuity products decreased 11 percent in 2020 compared to 2019. As the economy has partially reopened, albeit largely on a work-from-home basis, and our customers and agents have become more accustomed to virtual transactions, sales in the Consumer Division have improved.

Similar to other insurance companies selling insurance products at the workplace, sales within our Worksite Division have been significantly below prior year levels. In 2020, our Worksite Division life and health sales (new annualized premiums) decreased 43 percent compared to 2019.

With respect to changes in mortality and morbidity, we estimate that COVID-19 could have a modestly favorable impact on total insurance product margin during the first half of 2021; a modestly unfavorable impact in the second half of 2021; and a neutral impact for the entire year, including the negative impact on insurance product margin from lower sales in 2020. In 2020, our margin on life insurance products reflected an estimated $38 million of adverse mortality impact related to COVID-19. While higher mortality claims unfavorably impacted our life product margins, our health product margins have generally benefited due to lower claims experience. We estimate the COVID-19 environment favorably impacted our health margins by approximately $97 million in 2020 primarily due to consumers deferring medical care treatments. We expect this trend to revert to normal over time. Such deferral of care and possible long-term health complications from COVID-19 may lead to higher life and health claim costs in future periods.

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

We believe our earnings over the long-term will be impacted by lower interest rates consistent with the assumptions reflected in our actuarial unlocking exercise in the second quarter of 2020 which were further refined by our comprehensive review of actuarial assumptions completed in the fourth quarter of 2020. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Changes in Actuarial Assumptions" for further information related to changes in certain actuarial assumptions and their impact on our operating results in 2020.

With respect to capital, based on the modeling described above, even with the more adverse impacts of the second scenario, we believe we would be able to:

•maintain our target RBC levels, debt to capital ratios and minimum holding company liquidity;

•maintain our quarterly dividend to shareholders; and

•have continued, but modest, capacity for share repurchases.

The two modeling scenarios described above, and the resulting range of estimated outcomes, are hypothetical and have been provided to give a general sense of how certain aspects of our business could be affected by the ongoing COVID-19 pandemic, depending on the duration and severity of the pandemic and related governmental and social responses and the economic consequences of the pandemic. There are many modeling scenarios which could result in materially different projected outcomes from the two described above and, accordingly the modeling scenarios described above do not constitute an exhaustive set of possible outcomes resulting from the COVID-19 pandemic which could affect our business, results of operations, financial condition and liquidity. Similarly, given the unprecedented nature of the COVID-19 pandemic, the assumptions used in these modeling scenarios, and the related range of outcomes, are based on assumed facts which are inherently unpredictable and, accordingly, if the pandemic progresses and updated assumptions were to be applied to the modeling scenarios the outcome generated by the application of updated assumptions to these modeling scenarios may be materially different from those described above. For example, the actual number of U.S. deaths, the effectiveness of vaccines and the related economic impacts from the COVID-19 pandemic may differ materially from the assumptions used to generate the outcomes from the two scenarios. In addition, policies and actions taken by the U.S. and foreign governments and central banks have mitigated the impacts of COVID-19 on the financial markets, investment performance and valuations. There can be no assurance that these policies or actions will continue or continue to be effective. If the economic impact of the COVID-19 pandemic is ultimately worse than contemplated by our modeled scenarios, the impact to our business, results of operations, financial condition and liquidity could be significantly different than described above.

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2020 and December 31, 2019, primarily reflect: (i) our net income for 2020; (ii) changes in the fair value of our fixed maturity securities, available for sale; (iii) the issuance of the Debentures; and (iv) payments to repurchase common stock of $263.0 million.

Our capital structure as of December 31, 2020 and December 31, 2019 was as follows (dollars in millions):

	December 31, 2020	December 31, 2019
Total capital:
Corporate notes payable	$1,136.2	$989.1
Shareholders’ equity:
Common stock	1.3	1.5
Additional paid-in capital	2,544.5	2,767.3
Accumulated other comprehensive income	2,186.1	1,372.5
Retained earnings	752.3	535.7
Total shareholders’ equity	5,484.2	4,677.0
Total capital	$6,620.4	$5,666.1

The following table summarizes certain financial ratios as of and for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Book value per common share	$40.54	$31.58
Book value per common share, excluding accumulated other comprehensive income (a)	24.38	22.32
Debt to total capital ratios:
Corporate debt to total capital	17.2%	17.5%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	25.6%	23.0%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2020, were as follows (dollars in millions):

		Payment due in
	Total	2021	2022-2023	2024-2025	Thereafter
Insurance liabilities (a)	$51,920.7	$3,174.7	$6,614.6	$6,493.7	$35,637.7
Notes payable (b)	1,800.0	60.8	120.9	607.3	1,011.0
Investment borrowings (c)	1,686.0	39.5	623.7	1,022.8	—
Borrowings related to variable interest entities (d)	1,245.7	49.2	479.0	519.4	198.1
Postretirement plans (e)	280.2	7.8	16.6	17.5	238.3
Operating leases	62.2	22.8	31.3	7.4	.7
Commitments to purchase/fund investments	91.9	91.9	—	—	—
Other contractual commitments (f)	387.0	24.8	199.9	162.3	—
Total	$57,473.7	$3,471.5	$8,086.0	$8,830.4	$37,085.8

________________
(a)    These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $25.1 billion included in our consolidated balance sheet as of December 31, 2020. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

In estimating the payments we expect to make to our policyholders, we considered the following:

•For products such as immediate annuities and structured settlement annuities without life contingencies, the payment obligation is fixed and determinable based on the terms of the policy.

•For products such as universal life, ordinary life, long-term care, supplemental health and fixed rate annuities, the future payments are not due until the occurrence of an insurable event (such as death or disability) or a triggering event (such as a surrender or partial withdrawal). We estimated these payments using actuarial models based on historical experience and our expectation of the future payment patterns which is consistent with the assumptions used in our loss recognition testing for these blocks of business.

•For short-term insurance products such as Medicare supplement insurance, the future payments relate only to amounts necessary to settle all outstanding claims, including those that have been incurred but not reported as of the balance sheet date. We estimated these payments based on our historical experience and our expectation of future payment patterns which is consistent with the assumptions used in our loss recognition testing for these blocks of business.

•The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) over the term of the contracts was 4.6 percent.

(b)    Includes projected interest payments based on interest rates, as applicable, as of December 31, 2020. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)    These borrowings represent collateralized borrowings from the FHLB.

(d)    These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2020.

(e)    Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 2.50 percent.

(f)    Includes obligations to third parties for information technology services, software maintenance and license agreements, consulting services and sponsorship agreements.

It is possible that the ultimate outcomes of various uncertainties could affect our liquidity in future periods. For example, the following events could have a material adverse effect on our cash flows:

•An adverse decision in pending or future litigation.

•An inability to obtain rate increases on certain of our insurance products.

•Worse than anticipated claims experience.

•Lower than expected dividends and/or surplus debenture interest payments from our insurance subsidiaries (resulting from inadequate earnings or capital or regulatory requirements).

•An inability to meet and/or maintain the covenants in our Revolving Credit Agreement.

•A significant increase in policy surrender levels.

•A significant increase in investment defaults.

•An inability of our reinsurers to meet their financial obligations.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of December 31, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2020, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 411 percent at December 31, 2020, compared to 408 percent at December 31, 2019. The increase is primarily due to statutory operating earnings and the impacts of a change in principle related to certain reserve calculations, net of dividends paid to the holding company, which were partially offset by a 24 percentage point decrease due to investment valuation-related items (of which, 15 percentage points related to credit migration and 9 percentage points related to changes in carrying values within our investment portfolio). In 2020, our estimated consolidated statutory operating earnings were $421 million and insurance company dividends of $294.1 million were paid to the holding company. Statutory operating income and capital and surplus were favorably impacted by $99 million and $53 million, respectively, related to certain provisions in the CARES Act. The favorable impact resulted from provisions that permitted the carryback of net operating losses that were created after 2017 and the temporary repeal of the 80% limitation on the utilization of NOLs created after 2017.

During 2020, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Bankers Life, Washington National and Bankers Conseco Life Insurance Company were $10.0 million, $125.5 million and $39.5 million, respectively, at December 31, 2020. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions, including the Company's ability to change NGEs related to certain products consistent with contract provisions.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by A.M. Best, Fitch, S&P and Moody's and are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On January 28, 2021, A.M. Best affirmed its "A-" financial strength ratings of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

On December 17, 2020, Fitch affirmed its "A-" financial strength ratings of our primary insurance subsidiaries. The outlook for these ratings remain stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are six ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At December 31, 2020, CNO, CDOC and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $388.1 million.  CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries

and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2020	2019	2018
Net dividends (contributions) from/to insurance subsidiaries	$294.1	$186.3	$(51.1)
Surplus debenture interest	57.4	59.9	58.2
Fees for services provided pursuant to service agreements	111.7	115.5	108.9
Total dividends and other distributions paid by insurance subsidiaries	$463.2	$361.7	$116.0

The following summarizes the current ownership structure of CNO’s primary subsidiaries:

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In 2020, our insurance subsidiaries paid dividends to CDOC totaling $294.1 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 352 percent at December 31, 2020.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2020, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiary of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$256.1	(a)
Colonial Penn	(367.3)	(b)
____________________
(a)Bankers Life paid dividends of $232.9 million to CLTX in 2020. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
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

In November 2020, the Company issued the Debentures. The terms of the Debentures are set forth in the Indenture, dated as of June 12, 2019, as supplemented by the Second Supplemental Indenture, dated as of November 25, 2020, each between the Company and U.S. Bank National Association, as trustee. The Debentures bear interest at an annual rate of 5.125%, payable quarterly in arrears on February 25, May 25, August 25 and November 25 commencing on February 25, 2021. The Debentures mature on November 25, 2060. The Company used the net proceeds from the issuance of the Debentures for general corporate purposes.

On October 13, 2017, the Company entered into the Amendment Agreement with respect to its Revolving Credit Agreement. The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. There were no amounts outstanding under the Revolving Credit Agreement at December 31, 2020.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2021	$—		$60.8
2022	—	(b)	60.7
2023	—		60.2
2024	—		60.2
2025	500.0	(c)	47.1
2026 and thereafter	650.0	(d)	361.0
	$1,150.0		$650.0
_________________________
(a)Based on interest rates as of December 31, 2020.
(b)The maturity date of the Revolving Credit Agreement is October 13, 2022.
(c)Such amount represents our 5.250% Notes due 2025.
(d)Such amount includes $500.0 million of 5.250% Notes due 2029 and the Debentures.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In 2020, we generated $387 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. In late June 2020, we resumed share repurchase activity after suspending such share repurchases in mid-March 2020 in light of the uncertainty related to the COVID-19 pandemic. Our current estimate of free cash flow generation in 2021, combined with holding company liquidity existing at December 31, 2020, is expected to result in share repurchase capacity that exceeds our actual share repurchase activity in 2020. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In 2020, we repurchased 14.5 million shares of common stock for $263.0 million under our securities repurchase program. The Company had remaining repurchase authority of $269.3 million as of December 31, 2020.

In 2020, 2019 and 2018, dividends declared on common stock totaled $67.4 million ($0.47 per common share), $67.2 million ($0.43 per common share) and $64.8 million ($0.39 per common share), respectively. In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share.

On January 28, 2021, A.M. Best affirmed its "bbb-" issuer credit and senior unsecured debt ratings and revised the outlook for these ratings to positive from stable. In A.M. Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. A.M. Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

On December 17, 2020, Fitch affirmed its "BBB-" rating on our senior unsecured debt. The outlook for these ratings remain stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are nine ratings above CNO's "BBB-" rating and eleven ratings that are below its rating.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2020, approximately $4.4 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2020, approximately 16 percent of our insurance liabilities had interest rates that may be reset annually; 49 percent had a fixed explicit interest rate for the duration of the contract; 33 percent had credited rates which approximate the income earned by the Company; and the remainder had no explicit interest rates.

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2020 (dollars in millions):

Guaranteed	Fixed index	Fixed interest	Universal
rate	annuities	annuities	life	Total
> 5.0% to 6.0%	$—	$.3	$8.7	$9.0
> 4.0% to 5.0%	—	25.3	257.3	282.6
> 3.0% to 4.0%	14.7	648.0	40.1	702.8
> 2.0% to 3.0%	611.4	732.9	245.0	1,589.3
> 1.0% to 2.0%	1,557.3	175.6	29.5	1,762.4
1.0% and under	5,580.1	411.2	495.7	6,487.0
	$7,763.5	$1,993.3	$1,076.3	$10,833.1
Weighted average	1.20%	2.73%	2.48%	1.61%

At December 31, 2020, $2.9 billion and $0.3 billion of our fixed interest annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2020, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were 1.85 percent and 1.59 percent, respectively.

At December 31, 2020, the weighted average yield, computed on the cost basis of our fixed maturity portfolio, was 4.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed index products) was 4.6 percent. Refer to "Part 1 - Item 1A. Risk Factors - Potential continuation of a low interest rate environment for an extended period of time may negatively impact our results of operations, financial position and cash flows" for additional information on interest rate risks.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2020, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 10.2 years and 9.7 years, respectively. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs) would decline in fair value by approximately $145 million if interest rates were to increase by 10 percent from their levels at December 31, 2020. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CNO Financial Group, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CNO Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of embedded derivatives associated with fixed index annuity products
As described in Notes 2 and 4 to the consolidated financial statements, the Company issues fixed index annuity products, which provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period. The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. As of December 31, 2020, the value of embedded derivatives associated with fixed index annuity products is $1.6 billion, which is included in policyholder account liabilities. The accounting requirement is to record these embedded derivatives at estimated fair value. The value of the embedded derivatives is determined based on the present value of the estimated discounted future options costs. As described by management, in estimating the fair value of the embedded derivatives associated with fixed index annuity products, management used significant unobservable inputs with respect to projected portfolio yields, discount rates and surrender rates. The discount rate is based on risk-free rates adjusted for company’s non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement.
The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives associated with fixed index annuity products is a critical audit matter are (i) the significant judgment by management in estimating the fair value of embedded derivatives, specifically the significant unobservable inputs to the discount rate, which included company’s non-performance risk and risk margins for non-capital market inputs; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s discount rate assumption; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of embedded derivatives associated with fixed index annuity products, including controls over the Company’s development of the significant assumption. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the fair value of the embedded derivatives associated with fixed index annuities. This included testing the completeness and accuracy of the data provided by management, evaluating the appropriateness of the valuation method and the reasonableness of the discount rate assumption. Evaluating the significant assumption related to the discount rate involved evaluating whether company’s non-performance risk and risk margins for non-capital market significant unobservable inputs were reasonable considering relevant macroeconomic conditions, consistency with external market and industry data, and current and past policyholder experience.

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 24, 2021

We have served as the Company’s auditor since 1983.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2020 and 2019
(Dollars in millions)

ASSETS

	2020	2019

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: 2020 - $2.2; amortized cost: 2020 - $19,921.1; 2019 - $19,179.5)	$23,383.6	$21,295.2
Equity securities at fair value	151.2	44.1
Mortgage loans (net of allowance for credit losses: 2020 - $11.8)	1,358.7	1,566.1
Policy loans	123.0	124.5
Trading securities	232.0	243.9
Investments held by variable interest entities (net of allowance for credit losses: 2020 - $15.1; amortized cost: 2020 - $1,211.3; 2019 - $1,206.3)	1,189.4	1,188.6
Other invested assets	1,146.4	1,118.5
Total investments	27,584.3	25,580.9
Cash and cash equivalents - unrestricted	937.8	580.0
Cash and cash equivalents held by variable interest entities	54.1	74.7
Accrued investment income	205.8	205.9
Present value of future profits	249.4	275.4
Deferred acquisition costs	1,027.8	1,215.5
Reinsurance receivables (net of allowance for credit losses: 2020 - $4.0)	4,584.3	4,785.7
Income tax assets, net	199.4	432.6
Assets held in separate accounts	4.2	4.2
Other assets	492.8	476.0
Total assets	$35,339.9	$33,630.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2020 and 2019
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2020	2019

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,540.6	$12,132.3
Future policy benefits	11,744.2	11,498.5
Liability for policy and contract claims	561.8	522.3
Unearned and advanced premiums	252.6	260.5
Liabilities related to separate accounts	4.2	4.2
Other liabilities	821.8	750.2
Investment borrowings	1,642.5	1,644.3
Borrowings related to variable interest entities	1,151.8	1,152.5
Notes payable – direct corporate obligations	1,136.2	989.1
Total liabilities	29,855.7	28,953.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2020 - 135,279,119; 2019 - 148,084,178)	1.3	1.5
Additional paid-in capital	2,544.5	2,767.3
Accumulated other comprehensive income	2,186.1	1,372.5
Retained earnings	752.3	535.7
Total shareholders' equity	5,484.2	4,677.0
Total liabilities and shareholders' equity	$35,339.9	$33,630.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2020, 2019 and 2018
(Dollars in millions, except per share data)

	2020	2019	2018
Revenues:
Insurance policy income	$2,511.3	$2,480.8	$2,593.1
Net investment income:
General account assets	1,079.0	1,098.0	1,272.5
Policyholder and other special-purpose portfolios	143.5	264.9	33.7
Realized investment gains (losses):
Net realized gains on the transfer of assets related to reinsurance transaction	—	—	363.4
Other net realized investment gains (losses), excluding impairment losses	(17.7)	40.6	(8.7)
Change in allowance for credit losses and other-than-temporary impairment losses (a)	(18.5)	(12.4)	(2.6)
Total realized gains	(36.2)	28.2	352.1
Fee revenue and other income	123.5	143.9	62.1
Total revenues	3,821.1	4,015.8	4,313.5
Benefits and expenses:
Insurance policy benefits	2,157.9	2,417.0	2,278.6
Loss related to reinsurance transaction	—	—	1,067.6
Interest expense	108.8	152.3	149.8
Amortization	268.1	232.1	264.3
Loss on extinguishment of debt	—	7.3	—
Loss on extinguishment of borrowings related to variable interest entities	—	—	3.8
Other operating costs and expenses	942.0	932.9	814.2
Total benefits and expenses	3,476.8	3,741.6	4,578.3
Income (loss) before income taxes	344.3	274.2	(264.8)
Income tax expense (benefit):
Tax expense (benefit) on period income	76.5	58.5	(57.6)
Valuation allowance for deferred tax assets and other tax items	(34.0)	(193.7)	107.8
Net income (loss)	$301.8	$409.4	$(315.0)
Earnings per common share:
Basic:
Weighted average shares outstanding	142,096,000	156,040,000	165,457,000
Net income (loss)	$2.12	$2.62	$(1.90)
Diluted:
Weighted average shares outstanding	143,164,000	157,148,000	165,457,000
Net income (loss)	$2.11	$2.61	$(1.90)

__________________
(a)     No portion of the other-than-temporary impairments recognized in 2019 and 2018 was included in accumulated other comprehensive income.

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2020, 2019 and 2018
(Dollars in millions)

	2020	2019	2018
Net income (loss)	$301.8	$409.4	$(315.0)
Other comprehensive income, before tax:
Unrealized gains (losses) for the period	1,332.8	1,830.2	(1,579.9)
Amortization of present value of future profits and deferred acquisition costs	(116.0)	(165.6)	125.5
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(204.0)	(133.0)	512.0
Reclassification adjustments:
For net realized investment gains (losses) included in net income (loss)	27.1	(6.3)	(356.9)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment gains (losses) included in net income (loss)	(2.4)	.6	(.4)
Other comprehensive income (loss) before tax	1,037.5	1,525.9	(1,299.7)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(223.9)	(331.1)	281.6
Other comprehensive income (loss), net of tax	813.6	1,194.8	(1,018.1)
Comprehensive income (loss)	$1,115.4	$1,604.2	$(1,333.1)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2017	166,858	$1.7	$3,073.3	$1,212.1	$560.4	$4,847.5
Cumulative effect of accounting change	—	—	—	(16.3)	16.3	—
Balance, January 1, 2018	166,858	1.7	3,073.3	1,195.8	576.7	4,847.5
Net loss	—	—	—	—	(315.0)	(315.0)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $281.3)	—	—	—	(1,017.0)	—	(1,017.0)
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of $.3)	—	—	—	(1.1)	—	(1.1)
Common stock repurchased	(5,486)	(.1)	(100.8)	—	—	(100.9)
Dividends on common stock	—	—	—	—	(65.1)	(65.1)
Employee benefits plans, net of shares used to pay tax withholdings	830	—	22.5	—	—	22.5
Balance, December 31, 2018	162,202	1.6	2,995.0	177.7	196.6	3,370.9
Cumulative effect of accounting change	—	—	—	—	(3.1)	(3.1)
Balance, January 1, 2019	162,202	1.6	2,995.0	177.7	193.5	3,367.8
Net income	—	—	—	—	409.4	409.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $331.1)	—	—	—	1,194.9	—	1,194.9
Change in noncredit component of impairment losses on fixed maturities, available for sale (net of applicable income tax benefit of less than $.1)	—	—	—	(.1)	—	(.1)
Common stock repurchased	(15,408)	(.1)	(252.2)	—	—	(252.3)
Dividends on common stock	—	—	—	—	(67.2)	(67.2)
Employee benefits plans, net of shares used to pay tax withholdings	1,290	—	24.5	—	—	24.5
Balance, December 31, 2019	148,084	1.5	2,767.3	1,372.5	535.7	4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	1.5	2,767.3	1,372.5	517.9	4,659.2
Net income	—	—	—	—	301.8	301.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $223.9)	—	—	—	813.6	—	813.6
Common stock repurchased	(14,471)	(.2)	(262.8)	—	—	(263.0)
Dividends on common stock	—	—	—	—	(67.4)	(67.4)
Employee benefits plans, net of shares used to pay tax withholdings	1,666	—	40.0	—	—	40.0
Balance, December 31, 2020	135,279	$1.3	$2,544.5	$2,186.1	$752.3	$5,484.2

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2020, 2019 and 2018
(Dollars in millions)

	2020	2019	2018
Cash flows from operating activities:
Insurance policy income	$2,331.0	$2,326.0	$2,433.4
Net investment income	1,097.4	1,122.3	1,321.2
Fee revenue and other income	123.5	132.6	62.1
Insurance policy benefits	(1,582.9)	(1,630.1)	(1,910.7)
Payment to reinsurer pursuant to long-term care business reinsured	—	—	(365.0)
Interest expense	(111.2)	(151.2)	(141.1)
Deferrable policy acquisition costs	(275.8)	(288.7)	(261.8)
Other operating costs	(818.1)	(816.6)	(788.5)
Income taxes	(28.4)	2.4	(31.8)
Net cash from operating activities	735.5	696.7	317.8
Cash flows from investing activities:
Sales of investments	1,480.0	2,899.2	3,210.2
Maturities and redemptions of investments	2,218.3	2,237.7	2,469.0
Purchases of investments	(4,280.7)	(5,576.4)	(6,205.8)
Net sales (purchases) of trading securities	13.8	(14.1)	25.9
Other	(39.8)	(102.0)	(25.0)
Net cash used by investing activities	(608.4)	(555.6)	(525.7)
Cash flows from financing activities:
Issuance of notes payable, net	145.8	494.2	—
Payments on notes payable	—	(425.0)	—
Expenses related to extinguishment of debt	—	(6.1)	—
Issuance of common stock	19.0	9.2	3.9
Payments to repurchase common stock	(268.3)	(254.5)	(108.0)
Common stock dividends paid	(67.0)	(67.1)	(64.8)
Amounts received for deposit products	1,620.1	1,743.1	1,588.5
Withdrawals from deposit products	(1,235.6)	(1,363.9)	(1,312.3)
Issuance of investment borrowings:
Federal Home Loan Bank	498.0	536.8	150.0
Related to variable interest entities	—	—	277.6
Payments on investment borrowings:
Federal Home Loan Bank	(499.8)	(538.2)	(150.9)
Related to variable interest entities and other	(2.1)	(271.5)	(276.8)
Net cash provided (used) by financing activities	210.1	(143.0)	107.2
Net increase (decrease) in cash and cash equivalents	337.2	(1.9)	(100.7)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	654.7	656.6	757.3
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$991.9	$654.7	$656.6

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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets.  We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for deferred acquisition costs, the present value of future profits, fair value measurements of certain investments (including derivatives), allowance for credit losses and other-than-temporary impairments of investments, assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation and guaranty fund assessment accruals.  If our future experience differs from these estimates and assumptions, our financial statements would be materially affected.

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

Mortgage loans held in our investment portfolio are carried at amortized unpaid balance, net of allowance for estimated credit losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Payment terms specified for mortgage loans may include a prepayment penalty for unscheduled payoff of the investment. Prepayment penalties are recognized as investment income when received. The allowance for estimated credit losses is measured using a loss-rate method on an individual asset basis. Inputs used include asset-specific characteristics, current economic conditions, historical loss information and reasonable and supportable forecasts about future economic conditions.

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

When an available for sale fixed maturity security's fair value is below the amortized cost, the security is considered impaired. If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors. The credit loss component is recorded as an allowance and reported in net realized investment gains (losses) (limited to the difference between estimated fair value and amortized cost). The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income along with unrealized gains related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectable, the remaining amortized cost will be written off.

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

Accounting for Long-term Care Premium Rate Increases

Many of our long-term care policies have been subject to premium rate increases. In some cases, these premium rate increases were materially consistent with the assumptions we used to value the particular block of business at the Effective Date. With respect to certain premium rate increases, some of our policyholders were provided an option to cease paying their premiums and receive a non-forfeiture option in the form of a paid-up policy with limited benefits. In addition, our policyholders could choose to reduce their coverage amounts and premiums in the same proportion, when permitted by our contracts or as required by regulators. The following describes how we account for these policyholder options:

•Premium rate increases - If premium rate increases reflect a change in our previous rate increase assumptions, the new assumptions are not reflected prospectively in our reserves. Instead, the additional premium revenue resulting from the rate increase is recognized as earned and original assumptions continue to be used to determine changes to liabilities for insurance products unless a premium deficiency exists.

•Benefit reductions - A policyholder may choose reduced coverage with a proportionate reduction in premium, when permitted by our contracts. This option does not require additional underwriting. Benefit reductions are treated as a partial lapse of coverage, and the balance of our reserves and deferred insurance acquisition costs is reduced in proportion to the reduced coverage.

•Non-forfeiture benefits offered in conjunction with a rate increase - In some cases, non-forfeiture benefits are offered to policyholders who wish to lapse their policies at the time of a significant rate increase. In these cases, exercise of this option is treated as an extinguishment of the original contract and issuance of a new contract. The balance of our reserves and deferred insurance acquisition costs are released, and a reserve for the new contract is established.

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

Accounting for Certain Marketing Agreements

Bankers Life and Casualty Company ("Bankers Life") has entered into various distribution and marketing agreements with other insurance companies to use Bankers Life's exclusive agents to distribute prescription drug and Medicare Advantage

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

plans. These agreements allow Bankers Life to offer these products to current and potential future policyholders without investment in management and infrastructure. We receive fee income related to the plans sold through our distribution channels and incur distribution expenses paid to our agents who sell such products.

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

Reinsurance

In the normal course of business, we seek to limit our loss exposure on any single insured or to certain groups of policies by ceding reinsurance to other insurance enterprises. We currently retain no more than $0.8 million of mortality risk on any one policy. We diversify the risk of reinsurance loss by using a number of reinsurers that have strong claims-paying ratings. In each case, the ceding CNO subsidiary is directly liable for claims reinsured in the event the assuming company is unable to pay.

The cost of reinsurance ceded totaled $262.5 million, $260.6 million and $144.5 million in 2020, 2019 and 2018, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $403.8 million, $439.8 million and $173.5 million in 2020, 2019 and 2018, respectively. The cost of reinsurance and reinsurance recovered amounts include the impacts of the reinsurance transaction with Wilton Reassurance Company ("Wilton Re") described below.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $23.0 million, $25.1 million and $28.0 million in 2020, 2019 and 2018, respectively. Insurance policy benefits related to reinsurance assumed totaled $31.4 million, $36.4 million and $36.4 million in 2020, 2019 and 2018, respectively.

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

In addition, the Company, in the normal course of business, makes passive investments in structured securities issued by VIEs for which the Company is not the investment manager.  These structured securities include asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities.  Our maximum exposure to loss on these securities is limited to our cost basis in the investment.  We have determined that we are not the primary beneficiary of these structured securities due to the relative size of our investment in comparison to the total principal amount of the individual structured securities and the level of credit subordination which reduces our obligation to absorb gains or losses.

At December 31, 2020, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $562.7 million (classified as other invested assets).  At December 31, 2020, we had unfunded commitments to these partnerships totaling $91.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment Borrowings

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  New guidance effective January 1, 2018, requiring equity investments to be measured at fair value (as described in the section of this note entitled "Recently Issued Accounting Standards - Adopted Accounting Standards") does not apply to FHLB common stock and prohibits such investments from being classified as equity securities subject to the new guidance. Accordingly, our investment in the FHLB common stock is classified as other invested assets. At December 31, 2020, the carrying value of the FHLB common stock was $71.0 million.  As of December 31, 2020, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at December 31, 2020, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2020
$27.4	August 2021	Fixed rate – 2.550%
22.0	May 2022	Variable rate – .574%
100.0	May 2022	Variable rate – .575%
10.0	June 2022	Variable rate – .844%
50.0	July 2022	Variable rate – .591%
50.0	July 2022	Variable rate – .595%
50.0	July 2022	Variable rate – .602%
50.0	August 2022	Variable rate – .603%
50.0	December 2022	Variable rate – .525%
50.0	December 2022	Variable rate – .525%
22.4	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – .543%
100.0	July 2023	Variable rate – .543%
50.0	February 2024	Variable rate – .541%
50.0	May 2024	Variable rate – .634%
21.8	May 2024	Variable rate – .632%
100.0	May 2024	Variable rate – .633%
50.0	May 2024	Variable rate – .678%
75.0	June 2024	Variable rate – .561%
100.0	July 2024	Variable rate – .544%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – .763%
15.0	July 2024	Variable rate – .663%
25.0	September 2024	Variable rate – .786%
21.7	May 2025	Variable rate – .484%
19.5	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – .440%
100.0	October 2025	Variable rate – .630%
100.0	October 2025	Variable rate – .635%
57.7	October 2025	Variable rate – .610%
50.0	November 2025	Variable rate – .603%
$1,642.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2020, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $5.8 million.

Interest expense of $21.2 million, $46.2 million and $41.9 million in 2020, 2019 and 2018, respectively, was recognized related to total borrowings from the FHLB.

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

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $14.1 million, $24.9 million and $11.6 million during 2020, 2019 and 2018, respectively.  Amounts amortized totaled $15.4 million, $7.7 million and $10.6 million during 2020, 2019 and 2018, respectively.  The unamortized balance of deferred sales inducements was $59.4 million and $60.7 million at December 31, 2020 and 2019, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Out-of-Period Adjustments

In 2018, we recorded the net effect of out-of-period adjustments related to the calculation of certain insurance liabilities which increased insurance policy benefits by $2.5 million (of which, $1.4 million related to long-term care reserves and $1.1 million related to a closed block of payout annuities), decreased tax expense by $0.5 million and increased our net loss by $2.0 million (or 1 cent per diluted share). We evaluated these adjustments taking into account both qualitative and quantitative factors and considered the impact of these adjustments in relation to each period, as well as the periods in which they originated. The impact of recognizing these adjustments in prior years was not significant to any individual period. Management believes these adjustments are immaterial to the consolidated financial statements and all previously issued financial statements.

Recently Issued Accounting Standards

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance that makes targeted improvements to the accounting for long-duration contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable. In November 2020, the FASB issued authoritative guidance which delayed the effective date of this guidance for the Company by one year (until January 1, 2023). The Company has not yet determined the expected impact of adoption of this guidance on its consolidated financial position, results of operations or cash flows.

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

In May 2014, the FASB issued authoritative guidance for recognizing revenue from contracts with customers. Certain contracts with customers are specifically excluded from this guidance, including insurance contracts. The core principle of the new guidance is that an entity should recognize revenue when it transfers promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance was effective for the Company on January 1, 2018. The adoption of this new guidance impacted the timing of certain revenues and expenses between quarters of a calendar year for various distribution and marketing agreements with other insurance companies pursuant to which Bankers Life's exclusive agents distribute third party products including prescription drug and Medicare Advantage plans. See "Accounting for Certain Marketing Agreements" above, for a description of our accounting under this standard. Furthermore, we recognized distribution expenses in the same period that the associated fee revenue was earned.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,243.2	$2,638.9	$(3.4)	$(.2)	$13,878.5
United States Treasury securities and obligations of United States government corporations and agencies	163.8	71.9	(.2)	—	235.5
States and political subdivisions	2,284.1	358.9	(1.3)	(.2)	2,641.5
Foreign governments	82.2	20.4	—	—	102.6
Asset-backed securities	935.0	42.9	(4.4)	—	973.5
Agency residential mortgage-backed securities	52.7	5.7	—	—	58.4
Non-agency residential mortgage-backed securities	921.0	45.4	(.4)	—	966.0
Collateralized loan obligations	461.9	.6	(3.6)	—	458.9
Commercial mortgage-backed securities	1,783.9	114.4	(6.9)	—	1,891.4
Total investment grade fixed maturities, available for sale	17,927.8	3,299.1	(20.2)	(.4)	21,206.3
Below-investment grade (a) (b):
Corporate securities	811.5	57.4	(6.5)	(1.7)	860.7
States and political subdivisions	12.5	—	—	(.1)	12.4
Foreign governments	.2	—	—	—	.2
Asset-backed securities	89.4	2.2	(3.0)	—	88.6
Non-agency residential mortgage-backed securities	992.5	135.8	(1.7)	—	1,126.6
Commercial mortgage-backed securities	87.2	2.0	(.4)	—	88.8
Total below-investment grade fixed maturities, available for sale	1,993.3	197.4	(11.6)	(1.8)	2,177.3
Total fixed maturities, available for sale	$19,921.1	$3,496.5	$(31.8)	$(2.2)	$23,383.6
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
(b)Certain structured securities rated below-investment grade by NRSROs may be assigned a NAIC 1 or NAIC 2 designation based on the cost basis of the security relative to estimated recoverable amounts as determined by the NAIC. Refer to the table below for a summary of our fixed maturity securities, available for sale, by NAIC designations.

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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2020 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$10,512.8	$12,262.4	52.4%
2	8,267.9	9,915.0	42.4
Total NAIC 1 and 2 (investment grade)	18,780.7	22,177.4	94.8
3	845.8	908.4	3.9
4	272.7	276.5	1.2
5	20.9	21.3	.1
6	1.0	—	—
Total NAIC 3,4,5 and 6 (below-investment grade)	1,140.4	1,206.2	5.2
	$19,921.1	$23,383.6	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2019, the amortized cost, gross unrealized gains and losses, estimated fair value and other-than-temporary impairments in accumulated other comprehensive income of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Other-than-temporary impairments included in accumulated other comprehensive income
Investment grade:
Corporate securities	$10,802.6	$1,516.0	$(8.7)	$12,309.9	$—
United States Treasury securities and obligations of United States government corporations and agencies	161.4	43.3	(.1)	204.6	—
States and political subdivisions	2,002.1	246.1	(1.5)	2,246.7	—
Foreign governments	82.6	13.0	—	95.6	—
Asset-backed securities	1,289.0	35.7	(1.0)	1,323.7	—
Agency residential mortgage-backed securities	89.2	5.8	—	95.0	—
Non-agency residential mortgage-backed securities	768.2	23.3	(.9)	790.6	(.2)
Collateralized loan obligations	404.1	.1	(3.4)	400.8	—
Commercial mortgage-backed securities	1,732.2	72.3	(1.0)	1,803.5	—
Total investment grade fixed maturities, available for sale	17,331.4	1,955.6	(16.6)	19,270.4	(.2)
Below-investment grade:
Corporate securities	600.9	28.1	(3.6)	625.4	—
Asset-backed securities	63.9	1.1	(.8)	64.2	—
Non-agency residential mortgage-backed securities	1,102.8	149.0	(.1)	1,251.7	(0.1)
Commercial mortgage-backed securities	80.5	3.0	—	83.5	—
Total below-investment grade fixed maturities, available for sale	1,848.1	181.2	(4.5)	2,024.8	(.1)
Total fixed maturities, available for sale	$19,179.5	$2,136.8	$(21.1)	$21,295.2	$(.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2020 and 2019, were as follows (dollars in millions):

	2020	2019
Net unrealized appreciation on fixed maturity securities, available for sale, on which an other-than-temporary impairment loss has been recognized	$—	$1.1
Net unrealized gains on all other fixed maturity securities, available for sale	—	2,095.3
Net unrealized gains on investments having no allowance for credit losses	3,466.3	—
Unrealized losses on investments with an allowance for credit losses	(10.0)	—
Adjustment to present value of future profits (a)	(10.2)	(18.9)
Adjustment to deferred acquisition costs	(458.0)	(227.9)
Adjustment to insurance liabilities	(197.5)	(96.5)
Deferred income tax liabilities	(604.5)	(380.6)
Accumulated other comprehensive income	$2,186.1	$1,372.5
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2020, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(8.6) million, $(133.4) million, $(197.5) million and $73.7 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

Below-Investment Grade Securities

At December 31, 2020, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,993.3 million, or 10 percent of the Company's fixed maturity portfolio (or $1,140.4 million, or 6 percent, of the Company's fixed maturity portfolio measured based on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $2,177.3 million, or 109 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$388.7	$396.4
Due after one year through five years	987.4	1,052.9
Due after five years through ten years	1,540.4	1,715.6
Due after ten years	11,681.0	14,566.5
Subtotal	14,597.5	17,731.4
Structured securities	5,323.6	5,652.2
Total fixed maturities, available for sale	$19,921.1	$23,383.6

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2020	2019	2018
General account assets:
Fixed maturities	$924.8	$952.4	$1,100.3
Equity securities	3.0	3.2	22.8
Mortgage loans	79.5	77.1	82.0
Policy loans	8.5	8.3	8.0
Other invested assets	84.0	65.3	72.0
Cash and cash equivalents	2.6	13.3	10.9
Policyholder and other special-purpose portfolios:
Trading securities	28.1	8.9	8.5
Options related to fixed index products:
Option income (loss)	35.0	(21.2)	122.3
Change in value of options	4.5	173.1	(165.3)
Other special-purpose portfolios	75.9	104.1	68.2
Gross investment income	1,245.9	1,384.5	1,329.7
Less investment expenses	23.4	21.6	23.5
Net investment income	$1,222.5	$1,362.9	$1,306.2

At December 31, 2020, the amortized cost and carrying value of fixed maturities that were non-income producing during 2020 totaled $1.0 million and nil, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	2020	2019	2018
Fixed maturity securities, available for sale:
Gross realized gains on sale	$48.6	$86.5	$65.7
Gross realized losses on sale	(53.7)	(55.5)	(65.8)
Change in allowance for credit losses and other-than-temporary impairment losses (a)	(8.2)	(9.4)	(.5)
Net realized investment gains (losses) from fixed maturities	(13.3)	21.6	(.6)
Equity securities, including change in fair value (b)	(5.1)	11.9	(38.2)
Mortgage loans	(1.9)	—	(1.3)
Change in allowance for credit losses and impairments of other investments (c)	(10.3)	(3.0)	(2.1)
Loss on dissolution of variable interest entities	—	(5.1)	—
Other (d) (e)	(5.6)	2.8	30.9
Net realized investment gains (losses) before net realized gains on the transfer of assets related to reinsurance transaction	(36.2)	28.2	(11.3)
Net realized gains on the transfer of assets related to reinsurance transaction	—	—	363.4
Net realized investment gains (losses)	$(36.2)	$28.2	$352.1
_________________
(a)    No portion of the other-than-temporary impairments recognized in 2019 and 2018 was included in accumulated other comprehensive income.
(b)    Changes in the estimated fair value of equity securities (and are still held as of the end of the respective years) were $(1.7) million, $3.7 million and $(29.7) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(c)    The change in allowance for credit losses in 2020 includes $(5.2) million related to investments held by VIEs.
(d)    Changes in the estimated fair value of trading securities that we have elected the fair value option (and are still held as of the end of the respective years) were $0.4 million, $8.3 million and $(2.2) million for the years ended December 31, 2020, 2019 and 2018, respectively.
(e)    In April 2016, the Company announced that it had invested in a non-controlling minority interest in Tennenbaum Capital Partners, LLC ("TCP"), a Los Angeles-based investment management firm. In August 2018, Blackrock, Inc. announced the completion of its acquisition of TCP. The sale of our interest in TCP resulted in a significant portion of the net realized gains in 2018.

During 2020, we recognized net realized investment losses of $36.2 million, which were comprised of: (i) $15.1 million of net losses from the sales of investments; (ii) $5.1 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $0.1 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $2.6 million; and (v) an increase in the allowance for credit losses and other-than-temporary impairment losses of $18.5 million.

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

During 2019, a VIE that was required to be consolidated was dissolved. We recognized a loss of $5.1 million in 2019 representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets.

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

At December 31, 2020, there were no fixed maturity investments in default.

During 2020, the $53.7 million of realized losses on sales of $507.1 million of fixed maturity securities, available for sale, included: (i) $16.2 million related to various corporate securities; (ii) $26.1 million related to commercial mortgage-backed securities; (iii) $9.6 million related to asset-backed securities; and (iv) $1.8 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During 2019, the $55.5 million of realized losses on sales of $971.2 million of fixed maturity securities, available for sale included: (i) $48.1 million related to various corporate securities; (ii) $5.4 million related to collateralized loan obligations; and (iii) $2.0 million related to various other investments.

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

During 2018, we recognized $2.6 million of impairment losses recorded in earnings which included: (i) $2.1 million related to a mortgage loan due to issuer specific events; and (ii) $0.5 million related to a corporate security.

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

The following summarizes the investments sold at a loss during 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	18	$51.6	$36.6
Greater than or equal to 6 months and less than 12 months prior to sale	1	3.1	1.9
Greater than 12 months prior to sale	1	1.1	—
	20	$55.8	$38.5

Prior to January 1, 2020, we regularly evaluated all of our investments with unrealized losses for possible impairment.  Our assessment of whether unrealized losses were "other than temporary" required significant judgment.  Factors

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

considered included: (i) the extent to which fair value is less than the cost basis; (ii) the length of time that the fair value had been less than cost; (iii) whether the unrealized loss was event driven, credit-driven or a result of changes in market interest rates or risk premium; (iv) the near-term prospects for specific events, developments or circumstances likely to affect the value of the investment; (v) the investment's rating and whether the investment was investment-grade and/or has been downgraded since its purchase; (vi) whether the issuer was current on all payments in accordance with the contractual terms of the investment and was expected to meet all of its obligations under the terms of the investment; (vii) whether we intended to sell the investment or it was more likely than not that circumstances would require us to sell the investment before recovery occurs; (viii) the underlying current and prospective asset and enterprise values of the issuer and the extent to which the recoverability of the carrying value of our investment would be affected by changes in such values; (ix) projections of, and unfavorable changes in, cash flows on structured securities including mortgage-backed and asset-backed securities; (x) our best estimate of the value of any collateral; and (xi) other objective and subjective factors.

The manner in which impairment losses on fixed maturity securities, available for sale, were recognized in the financial statements was dependent on the facts and circumstances related to the specific security.  If we intended to sell a security or it was more likely than not that we would be required to sell a security before the recovery of its amortized cost, the security was other-than-temporarily impaired and the full amount of the impairment was recognized as a loss through earnings.  If we did not expect to recover the amortized cost basis, we did not plan to sell the security, and if it was not more likely than not that we would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment was bifurcated.  We recognized the credit loss portion in net income and the noncredit loss portion in accumulated other comprehensive income.

We estimated the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security.  The present value was determined using the best estimate of future cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security.  The methodology and assumptions for establishing the best estimate of future cash flows varied depending on the type of security.

For most structured securities, cash flow estimates were based on bond-specific facts and circumstances that included collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including overcollateralization, excess spread, subordination and guarantees.  For corporate bonds, cash flow estimates were derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using bond-specific facts and circumstances. The previous amortized cost basis less the impairment recognized in net income became the security's new cost basis.  We accreted the new cost basis to the estimated future cash flows over the expected remaining life of the security, except when the security was in default or considered nonperforming.

The remaining noncredit impairment, which was recorded in accumulated other comprehensive income, was the difference between the security's estimated fair value and our best estimate of future cash flows discounted at the effective interest rate prior to impairment.  The remaining noncredit impairment typically represented changes in the market interest rates, current market liquidity and risk premiums.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

Mortgage loans were impaired when it was probable that we would not collect the contractual principal and interest on the loan. We measured impairment based upon the difference between the carrying value of the loan and the estimated fair value of the collateral securing the loan less cost to sell.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the amount of credit losses recognized in earnings on fixed maturity securities, available for sale, held at the beginning of the period, for which a portion of the other-than-temporary impairment was also recognized in accumulated other comprehensive income (dollars in millions):

	Year ended
	December 31,
	2019	2018
Credit losses on fixed maturity securities, available for sale, beginning of period	$(.2)	$(2.8)
Add: credit losses on other-than-temporary impairments not previously recognized	—	—
Less: credit losses on securities sold	—	2.6
Less: credit losses on securities impaired due to intent to sell (a)	—	—
Add: credit losses on previously impaired securities	—	—
Less: increases in cash flows expected on previously impaired securities	—	—
Credit losses on fixed maturity securities, available for sale, end of period	$(.2)	$(.2)
__________
(a)Represents securities for which the amount previously recognized in accumulated other comprehensive income was recognized in earnings because we intend to sell the security or we more likely than not will be required to sell the security before recovery of its amortized cost basis.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$8.0	$8.0
Due after one year through five years	51.7	50.4
Due after five years through ten years	86.4	84.8
Due after ten years	181.3	170.6
Subtotal	327.4	313.8
Structured securities	1,088.3	1,067.9
Total	$1,415.7	$1,381.7

The following summarizes the investments in our portfolio rated below-investment grade which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2020 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$14.1	$(2.9)	$11.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2020 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$110.0	$(2.6)	$5.6	$(.2)	$115.6	$(2.8)
United States Treasury securities and obligations of United States government corporations and agencies	17.9	(.2)	—	—	17.9	(.2)
States and political subdivisions	8.6	(.1)	—	—	8.6	(.1)
Asset-backed securities	146.9	(4.1)	26.0	(3.3)	172.9	(7.4)
Non-agency residential mortgage-backed securities	173.2	(1.5)	42.2	(.6)	215.4	(2.1)
Collateralized loan obligations	151.4	(1.5)	178.7	(2.1)	330.1	(3.6)
Commercial mortgage-backed securities	277.0	(6.3)	72.3	(1.0)	349.3	(7.3)
Total fixed maturities, available for sale	$885.0	$(16.3)	$324.8	$(7.2)	$1,209.8	$(23.5)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2020, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the year ended December 31, 2020 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Non-agency residential mortgage-backed securities	Asset-backed securities	Total
Allowance at January 1, 2020	$2.1	$—	$—	$—	$—	$2.1
Additions for securities for which credit losses were not previously recorded	23.6	.7	.1	1.0	.3	25.7
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(22.3)	(.4)	(.1)	(1.0)	(.3)	(24.1)
Reduction for securities sold during the period	(1.5)	—	—	—	—	(1.5)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at December 31, 2020	$1.9	$.3	$—	$—	$—	$2.2

Structured Securities

At December 31, 2020, fixed maturity investments included structured securities with an estimated fair value of $5.7 billion (or 24.2 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2020.

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

The amortized cost and estimated fair value of structured securities at December 31, 2020, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,024.4	$1,062.1	4.5%
Agency residential mortgage-backed securities	52.7	58.4	.3
Non-agency residential mortgage-backed securities	1,913.5	2,092.6	8.9
Collateralized loan obligations	461.9	458.9	2.0
Commercial mortgage-backed securities	1,871.1	1,980.2	8.5
Total structured securities	$5,323.6	$5,652.2	24.2%

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

At December 31, 2020, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 14 percent, 10 percent, 8 percent and 7 percent of the commercial mortgage loan balance were on properties located in California, Texas, Maryland and Wisconsin, respectively. No other state comprised greater than six percent of the commercial mortgage loan balance. At December 31, 2020, there were no commercial mortgage loans in process of foreclosure. At December 31, 2020, we held residential mortgage loan investments with a carrying value of $84.8 million and a fair value of $84.9 million. At December 31, 2020, there were 19 residential mortgage loans that were noncurrent with a carrying value of $6.1 million (of which, 15 such loans with a carrying value of $5.1 million were in forbearance and 3 loans with a carrying value of $0.5 million were in foreclosure). There were no other mortgage loans that were noncurrent at December 31, 2020.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2020 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2020	2019	2018	2017	2016	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$29.0	$81.5	$139.7	$84.1	$76.7	$608.0	$1,019.0	$1,074.4	$2,899.3
60% to less than 70%	—	7.3	8.6	10.8	19.4	72.7	118.8	121.7	182.0
70% to less than 80%	18.8	12.2	—	—	—	43.1	74.1	73.8	101.0
80% to less than 90%	—	—	—	—	—	63.8	63.8	61.2	76.5
90% or greater	—	—	—	—	10.0	—	10.0	8.8	10.7
Total	$47.8	$101.0	$148.3	$94.9	$106.1	$787.6	$1,285.7	$1,339.9	$3,269.5
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the year ended December 31, 2020 (dollars in millions):

Mortgage loans
Allowance for credit losses at January 1, 2020	$6.7
Current period provision for expected credit losses	5.1
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at December 31, 2020	$11.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had aggregate carrying values of $40.1 million and $39.6 million at December 31, 2020 and 2019, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2020 and 2019.

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

Asset-backed securities, agency and non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities are generally priced using market and income approaches. Inputs generally consist of quoted prices in inactive markets, spreads on actively traded securities, expected prepayments, expected default rates, expected recovery rates and issue specific information including, but not limited to, collateral type, seniority and vintage.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 85 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2020 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,592.3	$146.9	$14,739.2
United States Treasury securities and obligations of United States government corporations and agencies	—	235.5	—	235.5
States and political subdivisions	—	2,653.9	—	2,653.9
Foreign governments	—	102.8	—	102.8
Asset-backed securities	—	1,047.8	14.3	1,062.1
Agency residential mortgage-backed securities	—	58.4	—	58.4
Non-agency residential mortgage-backed securities	—	2,091.0	1.6	2,092.6
Collateralized loan obligations	—	458.9	—	458.9
Commercial mortgage-backed securities	—	1,980.2	—	1,980.2
Total fixed maturities, available for sale	—	23,220.8	162.8	23,383.6
Equity securities - corporate securities	104.6	19.8	26.8	151.2
Trading securities:
Asset-backed securities	—	10.4	—	10.4
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	92.0	5.9	97.9
Commercial mortgage-backed securities	—	106.3	17.0	123.3
Total trading securities	—	209.1	22.9	232.0
Investments held by variable interest entities - corporate securities	—	1,189.4	—	1,189.4
Other invested assets - derivatives	—	216.7	—	216.7
Assets held in separate accounts	—	4.2	—	4.2
Total assets carried at fair value by category	$104.6	$24,860.0	$212.5	$25,177.1

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,644.5	$1,644.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2020
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,424.8	$1,424.8	$1,358.7
Policy loans	—	—	123.0	123.0	123.0
Other invested assets:
Company-owned life insurance	—	209.7	—	209.7	209.7
Cash and cash equivalents:
Unrestricted	937.8	—	—	937.8	937.8
Held by variable interest entities	54.1	—	—	54.1	54.1
Liabilities:
Policyholder account liabilities	—	—	12,540.6	12,540.6	12,540.6
Investment borrowings	—	1,648.3	—	1,648.3	1,642.5
Borrowings related to variable interest entities	—	1,141.7	—	1,141.7	1,151.8
Notes payable – direct corporate obligations	—	1,326.8	—	1,326.8	1,136.2

	December 31, 2019
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,651.4	$1,651.4	$1,566.1
Policy loans	—	—	124.5	124.5	124.5
Other invested assets:
Company-owned life insurance	—	194.0	—	194.0	194.0
Cash and cash equivalents:
Unrestricted	579.9	.1	—	580.0	580.0
Held by variable interest entities	74.7	—	—	74.7	74.7
Liabilities:
Policyholder account liabilities	—	—	12,132.3	12,132.3	12,132.3
Investment borrowings	—	1,647.9	—	1,647.9	1,644.3
Borrowings related to variable interest entities	—	1,142.1	—	1,142.1	1,152.5
Notes payable – direct corporate obligations	—	1,117.2	—	1,117.2	989.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2020 (dollars in millions):

	December 31, 2020
	Beginning balance as of December 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2020	Amount of total gains (losses) for the year ended December 31, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the year ended December 31, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$178.8	$17.8	$(.9)	$10.2	$90.6	$(149.6)	$146.9	$(1.0)	$7.2
Foreign governments	1.1	—	—	—	—	(1.1)	—	—	—
Asset-backed securities	12.6	1.5	—	.2	—	—	14.3	—	.2
Non-agency residential mortgage-backed securities	—	1.6	—	—	—	—	1.6	—	—
Total fixed maturities, available for sale	192.5	20.9	(.9)	10.4	90.6	(150.7)	162.8	(1.0)	7.4
Equity securities - corporate securities	8.3	14.0	.3	—	4.2	—	26.8	—	—
Trading securities:
Non-agency residential mortgage-backed securities	—	(2.0)	(.1)	.4	7.6	—	5.9	(.1)	—
Commercial mortgage-backed securities	12.5	4.3	(.4)	.6	—	—	17.0	(.4)	—
Total trading securities	12.5	2.3	(.5)	1.0	7.6	—	22.9	(.5)	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,565.4)	(157.0)	77.9	—	—	—	(1,644.5)	77.9	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts. The following summarizes such activity for the year ended December 31, 2020 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$20.5	$(2.7)	$—	$—	$17.8
Asset-backed securities	2.0	(.5)	—	—	1.5
Non-agency residential mortgage-backed securities	1.6	—	—	—	1.6
Total fixed maturities, available for sale	24.1	(3.2)	—	—	20.9
Equity securities - corporate securities	14.3	(.3)	—	—	14.0
Trading securities:
Non-agency residential mortgage-backed securities	—	(2.0)	—	—	(2.0)
Commercial mortgage-backed securities	4.3	—	—	—	4.3
Total trading securities	4.3	(2.0)	—	—	2.3
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(183.7)	119.3	(180.1)	87.5	(157.0)

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

At December 31, 2020, 92 percent of our Level 3 fixed maturities, available for sale, were investment grade and 90 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2020 (dollars in millions):

	Fair value at December 31, 2020	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$13.4	Discounted cash flow analysis	Discount margins	1.90% - 5.59% (3.24%)
Asset-backed securities (c)	12.3	Discounted cash flow analysis	Discount margins	2.46%
Equity securities (d)	8.3	Recovery method	Percent of recovery expected	59.27% - 100.00% (59.52%)
Equity securities (e)	18.6	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (f)	159.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	212.5
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (g)	1,644.5	Discounted projected embedded derivatives	Projected portfolio yields	4.12% - 4.38% (4.13%)
			Discount rates	0.00% - 2.64% (1.03%)
			Surrender rates	1.60% - 25.60% (9.40%)
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
(e)    Equity securities – For these assets, there were no adjustments to the purchase price.
(f)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources.
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
(e)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Average interest rate assumption	2020	2019

Long-term care	Company experience	Company experience	Company experience	6%	$5,455.8	$5,414.1
Traditional life insurance contracts	Company experience	Not applicable	(a)	5%	2,556.3	2,505.2
Accident and health contracts	Company experience	Company experience	Company experience	5%	3,214.9	3,079.4
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	5%	73.9	62.1
Annuities and supplemental contracts with life contingencies	Company experience	Not applicable	(b)	3%	443.3	437.7
Total					$11,744.2	$11,498.5
____________________
(a)    Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.
(b)    Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account liabilities are summarized as follows (dollars in millions):

	2020	2019
Fixed index annuities	$8,111.4	$7,503.1
Other annuities	3,209.0	3,452.2
Interest-sensitive life insurance contracts	1,220.2	1,177.0
Total	$12,540.6	$12,132.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2020	2019	2018
Balance, beginning of year	$1,921.2	$1,868.0	$1,828.2
Less reinsurance (receivables) payables	(993.2)	(951.1)	15.1
Net balance, beginning of year	928.0	916.9	1,843.3
Incurred claims related to:
Current year	1,177.8	1,233.9	1,480.0
Prior years (a)	(75.2)	(40.3)	(41.5)
Total incurred	1,102.6	1,193.6	1,438.5
Interest on claim reserves	36.8	36.2	71.8
Paid claims related to:
Current year	(766.1)	(843.8)	(849.4)
Prior years	(357.8)	(374.9)	(630.6)
Total paid	(1,123.9)	(1,218.7)	(1,480.0)
Reserves ceded pursuant to reinsurance transaction	—	—	(956.7)
Net balance, end of year	943.5	928.0	916.9
Add reinsurance receivables (payables)	881.5	993.2	951.1
Balance, end of year	$1,825.0	$1,921.2	$1,868.0
___________
(a)    The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.

6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2020	2019	2018
Current tax expense (benefit)	$(24.0)	$19.2	$(2.8)
Deferred tax expense	100.5	39.3	93.1
Valuation allowance applicable to current year income	—	—	8.9
Income tax expense calculated based on annual effective tax rate	76.5	58.5	99.2
Tax benefit on long-term care reinsurance transaction	—	—	(147.9)
Income tax expense on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	(34.0)	—	—
Change in valuation allowance	—	(193.7)	95.7
Other items	—	—	3.2
Total income tax expense (benefit)	$42.5	$(135.2)	$50.2

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a tax-and-spending package intended to provide economic relief to address the impact of the novel coronavirus ("COVID-19") pandemic, was signed into law in March 2020. Provisions in the CARES Act permit NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we are able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

$34.0 million tax benefit from the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repeals the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Cuts and Job Act (the "Tax Reform Act")). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs. Our current income tax asset at December 31, 2020, includes a receivable of $99.2 million related to refunds resulting from the NOL utilization provisions of the CARES Act.

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2020	2019	2018
U.S. statutory corporate rate	21.0%	21.0%	21.0%
Valuation allowance	—	(70.6)	(39.5)
Non-taxable income and nondeductible benefits, net	(.4)	(1.0)	.6
State taxes	1.6	1.3	(1.1)
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act	(9.9)	—	—
Effective tax rate	12.3%	(49.3)%	(19.0)%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2020	2019
Deferred tax assets:
Net federal operating loss carryforwards	$339.2	$532.3
Net state operating loss carryforwards	2.7	10.3
Insurance liabilities	386.4	351.3
Indirect costs allocable to self-constructed real estate assets	105.7	50.3
Other	43.0	40.4
Gross deferred tax assets	877.0	984.6
Deferred tax liabilities:
Investments	(29.5)	(24.4)
Present value of future profits and deferred acquisition costs	(133.8)	(150.1)
Accumulated other comprehensive income	(604.3)	(381.2)
Gross deferred tax liabilities	(767.6)	(555.7)
Net deferred tax assets	109.4	428.9
Current income taxes prepaid	90.0	3.7
Income tax assets, net	$199.4	$432.6

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2020, our projection of future taxable income for purposes of determining the valuation allowance was based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $109.4 million will be realized through future taxable earnings.

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

In the fourth quarter of 2019, the Company implemented a tax planning strategy whereby, pursuant to the Internal
Revenue Code (the "Code"), the Company reflected a change in its method of accounting for indirect costs allocable to self-constructed real estate assets in its 2019 federal income tax return filing. Such tax planning strategy is expected to increase taxable income for the tax years 2019 through 2023.

Changes in our valuation allowance are summarized as follows (dollars in millions):

Balance, December 31, 2017	$89.1
Increase in 2018	104.6	(a)
Balance, December 31, 2018	193.7
Decrease in 2019	(193.7)	(b)
Balance, December 31, 2019	$—
___________________
(a)The 2018 increase to the deferred tax valuation allowance includes: (i) an increase of $104.8 million due to the life NOLs generated by the tax loss on the long-term care reinsurance transaction; and (ii) other changes netting to $(.2) million. The increase in life company NOLs generated by the tax loss on the reinsurance transaction was expected to impact our ability to utilize non-life NOLs in the future.
(b)The 2019 decrease to the deferred tax valuation allowance is related to the tax planning strategy discussed above.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (.99 percent at December 31, 2020), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2020, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

In 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of an ownership change occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. The Section 382 Rights Agreement has been amended four times, most recently effective November 13, 2020 (the "Fourth Amended and Restated Section 382 Rights Agreement"). The Fourth Amended and Restated Section 382 Rights Agreement extended the expiration date of the Section 382 Rights Agreement to November 13, 2023, updated the purchase price of the rights described below and provided for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock. The Company expects to submit the Fourth Amended and Restated Section 382 Rights Agreement to the Company’s stockholders for approval at the Company’s 2021 annual meeting.
Under the Section 382 Rights Agreement, one right was distributed for each share of our common stock outstanding as of the close of business on January 30, 2009 and for each share issued after that date. Pursuant to the Fourth Amended and Restated Section 382 Rights Agreement, if any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the Company's outstanding common stock (or any other interest in the Company that would be treated as "stock" under applicable Section 382 regulations) without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power and economic ownership of that person or group. Shareholders who held more than 4.99 percent of the Company's outstanding common stock as of December 6, 2011 will trigger a dilutive event only if they acquire additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

We have $1.6 billion of federal NOLs as of December 31, 2020, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$1,028.7
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,615.3

Our life NOLs have been fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.7 million and $10.3 million at December 31, 2020 and 2019, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

There were no unrecognized tax benefits in either 2020 or 2019.

The federal statute of limitations remains open with respect to tax years 2016 through 2020. The Company’s various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2020 and 2019 (dollars in millions):

	2020	2019
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due 2060	150.0	—
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issuance costs	(13.8)	(10.9)
Direct corporate obligations	$1,136.2	$989.1

Subordinated Debentures due 2060

In November 2020, the Company issued $150.0 million of 5.125% Subordinated Debentures due 2060 (the "Debentures"). The terms of the Debentures are set forth in the Indenture, dated as of June 12, 2019 (the "2019 Base

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Indenture") as supplemented by the Second Supplemental Indenture, dated as of November 25, 2020 (the "2020 Supplemental Indenture" and, together with the 2019 Base Indenture, the "2020 Indenture"), each between the Company and U.S. Bank National Association, as trustee (the "Trustee"). The Debentures bear interest at an annual rate of 5.125%, payable quarterly in arrears on February 25, May 25, August 25 and November 25 commencing on February 25, 2021. The Debentures mature on November 25, 2060. The Company used the net proceeds from the issuance of the Debentures for general corporate purposes.

The Debentures are unsecured and rank junior to all existing and future senior indebtedness (including the 2025 Notes and 2029 Notes, each as defined below). In addition, the Debentures are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The Company may redeem the Debentures:

(i) in whole at any time or in part from time to time on or after November 25, 2025, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the Debentures are not redeemed in whole, at least $25 million aggregate principal amount of the Debentures must remain outstanding after giving effect to such redemption;

(ii) in whole, but not in part, at any time prior to November 25, 2025, within 90 days of the occurrence of a "tax event" or a "regulatory capital event" (as such terms are defined in the 2020 Indenture) at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; or

(iii) in whole, but not in part, at any time prior to November 25, 2025, within 90 days of the occurrence of a "rating agency event" (as such term is defined in the 2020 Indenture) at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.

The 2020 Indenture contains covenants that will limit the ability of the Company and certain of its subsidiaries to consolidate, merge or sell, lease, transfer or otherwise dispose of its properties and assets substantially as an entirety.

An event of default with respect to the Debentures will occur only upon certain events of our bankruptcy, insolvency or receivership (as specified in the 2020 Indenture).

2029 Notes

On June 12, 2019, the Company executed the 2019 Base Indenture and the First Supplemental Indenture, dated as of June 12, 2019 (the "2019 Supplemental Indenture" and, together with the 2019 Base Indenture, the "2019 Indenture"), between the Company and the Trustee pursuant to which the Company issued $500.0 million aggregate principal amount of 5.250% Senior Notes due 2029 (the "2029 Notes").

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

The 2029 Notes are senior unsecured obligations and rank equally with the Company’s other senior unsecured and unsubordinated debt from time to time outstanding. The 2029 Notes are effectively subordinated to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2029 Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s subsidiaries.

Prior to February 28, 2029, the Company may redeem some or all of the 2029 Notes at any time or from time to time at a "make-whole" redemption price plus accrued and unpaid interest to, but not including, the redemption date. On and after

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

The 2019 Indenture contains covenants that restrict the Company’s ability, with certain exceptions, to:

•create liens;
•issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the 2019 Indenture); and
•consolidate or merge with or into other companies or transfer all or substantially all of the Company’s assets.

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

The 2025 Notes are senior unsecured obligations and rank equally with the Company's other senior unsecured and unsubordinated debt from time to time outstanding, including obligations under the Revolving Credit Agreement (as defined below). The 2025 Notes are effectively subordinated to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2025 Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

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

The 2015 Indenture contains covenants that restrict the Company’s ability, with certain exceptions, to:

•incur certain subsidiary indebtedness without also guaranteeing the 2025 Notes;
•create liens;
•enter into sale and leaseback transactions;
•issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the 2015 Indenture); and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

•consolidate or merge with or into other companies or transfer all or substantially all of the Company’s assets.

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

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. As described above, all amounts outstanding under the Revolving Credit Agreement were repaid in connection with the issuance of the 2029 Notes. There were no amounts outstanding under the Revolving Credit Agreement at December 31, 2020.

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

The Revolving Credit Agreement contains certain financial, affirmative and negative covenants. The negative covenants in the Revolving Credit Agreement include restrictions that relate to, among other things and subject to customary baskets, exceptions and limitations for facilities of this type:

•subsidiary debt;
•liens;
•restrictive agreements;
•restricted payments during the continuance of an event of default;
•disposition of assets and sale and leaseback transactions;
•transactions with affiliates;
•change in business;
•fundamental changes;
•modification of certain agreements; and
•changes to fiscal year.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 26.4 percent at December 31, 2020); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 411 percent at December 31, 2020); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,298.1 million at December 31, 2020 compared to the minimum requirement of $2,700.5 million).

The Revolving Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, without limitation, the following:

•non-payment;
•breach of representations, warranties or covenants;
•cross-default and cross-acceleration;
•bankruptcy and insolvency events;
•judgment defaults;
•actual or asserted invalidity of documentation with respect to the Revolving Credit Agreement;
•change of control; and
•customary ERISA defaults.

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

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2020 (dollars in millions):

Year ending December 31,
2021	$—
2022	—
2023	—
2024	—
2025	500.0
Thereafter	650.0
$1,150.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

On April 9, 2019, Bankers Conseco Life Insurance Company ("BCLIC") and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Wilmington Trust, National Association, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "Wilmington Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the Wilmington Action, BCLIC and Washington National assert claims against Wilmington Trust, National Association ("Wilmington") for breaching its express contractual obligations under four trust agreements pursuant to which Wilmington was the trustee in regard to trust assets ceded as part of reinsurance agreements with Beechwood Re Ltd. ("BRe"), as well as for breaching its fiduciary duties to BCLIC and Washington National. The Court granted Wilmington’s motion to dismiss this litigation. BCLIC and Washington National appealed the Court’s decision, which appeal is awaiting oral argument before the New York Appellate Division of the Supreme Court, First Judicial Department.

On June 7, 2019, the Joint Official Liquidators of Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) and Principal Growth Strategies, LLC, commenced suit against, among others, CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties are vigorously contesting the plaintiff's claims. The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court. Plaintiffs have filed an Amended Complaint and the CNO Parties have moved to dismiss the Amended Complaint.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

On June 28, 2019, BCLIC and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. KPMG LLP, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "KPMG Action"). BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the KPMG Action, BCLIC and Washington National assert claims against KPMG LLP ("KPMG") for aiding and abetting fraud, constructive fraud and negligent misrepresentation arising from KPMG's alleged role in the Platinum Partners' scheme to defraud BCLIC and Washington National into reinsuring its long-term care business with BRe. The Court granted KPMG’s motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On December 1, 2020, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the Trial Court and reinstated the aiding and abetting claim against KPMG. The KPMG Action is currently pending in the Supreme Court of the State of New York, County of New York, Commercial Division.

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

Guaranty Fund Assessments

The balance sheet at December 31, 2020, included: (i) accruals of $7.6 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2020; and (ii) receivables of $14.8 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2019, such guaranty fund assessment accruals were $8.9 million and such receivables were $16.8 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.9 million, $2.1 million and $2.3 million in 2020, 2019 and 2018, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $22.0 million and $22.7 million at December 31, 2020 and 2019, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under contractual commitments or noncancellable operating lease agreements. In addition, the Company has entered into certain sponsorship agreements which require future payments. Total expense pursuant to these agreements was $74.9 million, $67.0 million and $67.0 million in 2020, 2019 and 2018, respectively.

The Company rents office space for certain administrative operations under an agreement that expires in 2023. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2021 and 2027. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease.

Information related to our right of use assets are as follows (dollars in millions):

	2020	2019

Operating lease expense	$25.0	$25.0
Cash paid for operating lease liability	25.7	24.3
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	11.5	22.7
Total right of use assets	54.7	66.5

Maturities of our operating lease liabilities as of December 31, 2020 are as follows (dollars in millions):

2021	$22.8
2022	18.0
2023	13.3
2024	5.5
2025	1.9
Thereafter	.7
Total undiscounted lease payments	62.2
Less interest	(2.2)
Present value of lease liabilities	$60.0

Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	2.36%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its exclusive agency force. Benefits were based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $190.7 million and $175.2 million at December 31, 2020 and 2019, respectively. Expenses incurred on this plan were $22.8 million, $27.0 million and $(5.2) million during 2020, 2019 and 2018, respectively (including the recognition of gains (losses) of $(16.3) million, $(20.4) million and $11.9 million in 2020, 2019 and 2018, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $209.7 million and $194.0 million at December 31, 2020 and 2019, respectively. Death benefits related to the COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $15.7 million, $22.3 million and $(10.6) million in 2020, 2019 and 2018, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2020	2019
Benefit obligations:
Discount rate	2.50%	3.25%
Net periodic cost:
Discount rate	3.25%	4.25%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2020 were as follows (dollars in millions):

2021	$7.8
2022	8.1
2023	8.5
2024	8.7
2025	8.8
2026 - 2030	46.2

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its exclusive agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $53.3 million and $41.5 million at December 31, 2020 and 2019, respectively. Company contribution expense totaled $4.9 million, $5.0 million and $5.5 million in 2020, 2019 and 2018, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the TOLI assets was $47.8 million and $36.2 million at December 31, 2020 and 2019, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $6.0 million, $6.1 million and $5.8 million in 2020, 2019 and 2018, respectively. Employer matching contributions are discretionary.

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2020	2019
Assets:
Other invested assets:
Fixed index call options	$216.7	$203.8
Reinsurance receivables	1.4	(1.2)
Total assets	$218.1	$202.6
Liabilities:
Policyholder account liabilities:
Fixed index products	$1,644.5	$1,565.4
Total liabilities	$1,644.5	$1,565.4

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $112 million in underlying investments held by the ceding reinsurer at December 31, 2020.

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed index annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2019	Additions	Maturities/terminations	December 31, 2020
Fixed index annuities - embedded derivative	Policies	113,652	11,553	(8,291)	116,914
Fixed index call options	Notional (a)	$3,166.3	$2,540.1	$(3,268.3)	$2,438.1
_________________
(a) Dollars in millions.

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2020	2019	2018
Net investment income from policyholder and other special-purpose portfolios:
Fixed index call options	$39.5	$151.9	$(43.0)
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	2.6	5.3	(5.1)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	77.9	(82.9)	107.8
Total	$120.0	$74.3	$59.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2020, all of our counterparties were rated "A" or higher by S&P.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2020 and 2019 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2020:
Fixed index call options	$216.7	$—	$216.7	$—	$—	$216.7
December 31, 2019:
Fixed index call options	203.8	—	203.8	—	—	203.8

11. SHAREHOLDERS' EQUITY

In May 2011, the Company announced a securities repurchase program. In 2020, 2019 and 2018, we repurchased 14.5 million, 15.4 million and 5.5 million shares, respectively, for $263.0 million, $252.3 million (including $1.8 million of repurchases settled in the first quarter of 2020), and $100.9 million, respectively, under the securities repurchase program. The Company had remaining repurchase authority of $269.3 million as of December 31, 2020.

In 2020, 2019 and 2018, dividends declared on common stock totaled $67.4 million ($0.47 per common share), $67.2 million ($0.43 per common share) and $65.1 million ($0.39 per common share), respectively. In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share. In May 2019, the Company increased its quarterly common stock dividend to $0.11 per share from $0.10 per share. In May 2018, the Company increased its quarterly common stock dividend to $0.10 per share from $0.09 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company. As of December 31, 2020, 8.8 million shares remained available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. Our stock options granted in 2015 through 2019 generally vest on a graded basis over a three year service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million of stock options vests on a graded basis over a five year service term and expires ten years from the date of grant. The vesting periods for our awards of restricted stock and restricted stock units (collectively "restricted stock") range from immediate vesting to a period of three years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A summary of the Company's stock option activity and related information for 2020 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	6,015	$18.59
Options granted	—	—
Exercised	(1,104)	(16.59)		$9.0
Forfeited or terminated	(367)	(19.40)
Outstanding at the end of the year	4,544	19.01	5.6	$27.5
Options exercisable at the end of the year	2,946		4.5	$19.9
Available for future grant	8,789

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

We recognized compensation expense related to stock options totaling $2.6 million ($2.1 million after income taxes) in 2020, $3.8 million ($3.0 million after income taxes) in 2019 and $5.6 million ($4.5 million after income taxes) in 2018. Compensation expense related to stock options reduced both basic and diluted earnings per share by one cent in 2020, two cents in 2019 and three cents in 2018. At December 31, 2020, the unrecognized compensation expense for non-vested stock options totaled $3.3 million which is expected to be recognized over a weighted average period of 2.0 years. Cash received by the Company from the exercise of stock options was $16.5 million, $6.9 million and $3.9 million during 2020, 2019 and 2018, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions (there were no stock option grants in 2020):

	2019	2018
	Grants	Grants
Weighted average risk-free interest rates	2.4%	2.9%
Weighted average dividend yields	2.4%	1.9%
Volatility factors	26%	27%
Weighted average expected life (in years)	6.3	6.4
Weighted average fair value per share	$3.90	$5.49

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

The exercise price was equal to the market price of our stock on the date of grant for all options granted in 2019 and 2018.

The following table summarizes information about stock options outstanding at December 31, 2020 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
15.08 - $21.57	4,177	5.5	18.63	2,763	$18.53
$23.33	367	6.8	23.33	183	23.33
	4,544			2,946

During 2020, 2019 and 2018, the Company granted restricted stock of 0.5 million, 0.5 million and 0.4 million, respectively, to certain directors, officers and employees of the Company at a weighted average fair value of $18.28 per share, $17.07 per share and $22.36 per share, respectively. The fair value of such grants totaled $9.5 million, $8.1 million and $9.7 million in 2020, 2019 and 2018, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2020 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	828	$19.49
Granted	520	18.28
Vested	(349)	19.59
Forfeited	(31)	19.34
Non-vested shares, end of year	968	18.80

At December 31, 2020, the unrecognized compensation expense for non-vested restricted stock totaled $7.8 million which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2019, the unrecognized compensation expense for non-vested restricted stock totaled $7.6 million. We recognized compensation expense related to restricted stock awards totaling $8.7 million, $7.2 million and $7.1 million in 2020, 2019 and 2018, respectively. The fair value of restricted stock that vested during 2020, 2019 and 2018 was $6.8 million, $6.5 million and $4.2 million, respectively.

In 2020, 2019 and 2018, the Company granted performance units totaling 493,630, 485,830 and 319,920, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

on certain company-wide performance levels that must be achieved within a specified performance time (generally one to three years), each as defined in the award. The performance units granted in 2020, 2019 and 2018 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Operating earnings per share awards
Awards outstanding at December 31, 2017	629	629
Granted in 2018	160	160
Additional shares issued pursuant to achieving certain performance criteria (a)	—	123
Shares vested in 2018	(160)	(318)
Forfeited	(61)	(26)
Awards outstanding at December 31, 2018	568	568
Granted in 2019	243	243
Additional shares issued pursuant to achieving certain performance criteria (a)	—	113
Shares vested in 2019	—	(297)
Forfeited	(260)	(76)
Awards outstanding at December 31, 2019	551	551	—
Granted in 2020	—	247	247
Additional shares issued pursuant to achieving certain performance criteria (a)	—	138	—
Shares vested in 2020	—	(281)	—
Forfeited	(212)	(74)	(8)
Awards outstanding at December 31, 2020	339	581	239

_________________________
(a) The performance units that vested in 2018, 2019 and 2020 provided for a payout of up to 200 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded was $10.1 million and $9.4 million in 2020 and 2019, respectively. We recognized compensation expense of $12.5 million, $7.8 million and $12.0 million in 2020, 2019 and 2018, respectively, related to the performance units.

As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Section 382 Rights Agreement in 2009 and has amended and extended the Section 382 Rights Agreement on four occasions. The Section 382 Rights Agreement, as amended, is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Section 382 Rights Agreement, as amended, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series E Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock") of the Company at a price of $95.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Section 382 Rights Agreement, as amended. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO (a "Threshold Holder") without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2020	2019	2018
Net income (loss) for diluted earnings per share	$301.8	$409.4	$(315.0)
Shares:
Weighted average shares outstanding for basic earnings per share	142,096	156,040	165,457
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,068	1,108	—
Weighted average shares outstanding for diluted earnings per share	143,164	157,148	165,457

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

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2020	2019	2018
Direct premiums collected	$4,176.0	$4,311.9	$4,150.3
Reinsurance assumed	23.0	25.1	27.8
Reinsurance ceded	(247.8)	(267.9)	(156.2)
Premiums collected, net of reinsurance	3,951.2	4,069.1	4,021.9
Change in unearned premiums	9.2	(7.5)	6.5
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities	(1,620.1)	(1,743.1)	(1,588.5)
Premiums on traditional products with mortality or morbidity risk	2,340.3	2,318.5	2,439.9
Fees and surrender charges on interest-sensitive products	171.0	162.3	153.2
Insurance policy income	$2,511.3	$2,480.8	$2,593.1

The three states with the largest shares of 2020 collected premiums were Florida (11 percent), Pennsylvania (6 percent) and Texas (5 percent). No other state accounted for more than five percent of total collected premiums.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Other operating costs and expenses were as follows (dollars in millions):

	2020	2019	2018
Commission expense	$111.8	$133.6	$122.8
Salaries and wages	252.6	238.2	233.2
Other	577.6	561.1	458.2
Total other operating costs and expenses	$942.0	$932.9	$814.2

Changes in deferred acquisition costs were as follows (dollars in millions):

	2020	2019	2018
Balance, beginning of year	$1,215.5	$1,322.5	$1,026.8
Additions	275.8	288.7	261.8
Amortization	(233.4)	(195.4)	(219.2)
Effect of reinsurance transaction	—	—	(1.2)
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	(230.1)	(189.6)	254.3
Other adjustments (a)	—	(10.7)	—
Balance, end of year	$1,027.8	$1,215.5	$1,322.5

Changes in the present value of future profits were as follows (dollars in millions):

	2020	2019	2018
Balance, beginning of year	$275.4	$343.6	$359.6
Amortization	(34.7)	(36.7)	(45.1)
Effect of reinsurance transaction	—	—	(60.4)
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	8.7	(14.4)	89.5
Other adjustments (a)	—	(17.1)	—
Balance, end of year	$249.4	$275.4	$343.6
___________________
(a) These adjustments were recognized in conjunction with the conversion to a new valuation software system for certain non-interest sensitive life insurance business. The adjustments had no impact on net income since comparable reductions in insurance policy liabilities were also recognized in conjunction with the conversion.

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 10 percent of the December 31, 2020 balance of the present value of future profits in 2021, 9 percent in 2022, 8 percent in 2023, 7 percent in 2024 and 6 percent in 2025. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2020, 2019 and 2018.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income (loss) to net cash provided by operating activities (dollars in millions):

	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$301.8	$409.4	$(315.0)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	303.9	267.9	292.2
Income taxes	14.1	(132.8)	18.4
Insurance liabilities	397.6	632.4	207.8
Accrual and amortization of investment income	(125.2)	(240.7)	14.9
Deferral of policy acquisition costs	(275.8)	(288.7)	(261.7)
Net realized investment (gains) losses	36.2	(28.2)	11.3
Net realized gains on the transfer of assets related to reinsurance transaction	—	—	(363.4)
Loss related to reinsurance transaction	—	—	1,067.6
Payment to reinsurer pursuant to long-term care business reinsured	—	—	(365.0)
Loss on extinguishment of borrowings related to variable interest entities	—	—	3.8
Loss on extinguishment of debt	—	7.3	—
Other	82.9	70.1	6.9
Net cash from operating activities	$735.5	$696.7	$317.8

The following summarizes the impact of the reinsurance transaction completed on September 27, 2018 (dollars in millions):

Investments transferred	$(3,582.1)	(a)
Cash paid to reinsurer	(365.0)
Accrued interest on investments transferred	(51.6)
Present value of future profits and deferred acquisition costs written-off	(61.6)
Reinsurance receivables	2,818.0
Transaction expenses and other	(14.6)
Release of future loss reserve	189.3
Subtotal	(1,067.6)
Realized gains on investments transferred	363.4
Pre-tax loss related to reinsurance transaction	$(704.2)
______________
(a)Such non-cash amounts are not included in the consolidated statement of cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2020	2019	2018
Stock options, restricted stock and performance units	$24.5	$19.3	$24.7

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2020	2019
Statutory capital and surplus	$1,805.5	$1,696.6
Asset valuation reserve	304.0	295.9
Interest maintenance reserve	406.6	420.1
Total	$2,516.1	$2,412.6

Statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2020 and 2019, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (loss) (a non-GAAP measure) of our insurance subsidiaries was $409.6 million, $291.4 million and $(293.3) million (including approximately $541 million loss related to a reinsurance transaction) in 2020, 2019 and 2018, respectively. In 2020, statutory net operating income and capital and surplus were favorably impacted by $99 million and $53 million, respectively, related to certain provisions in the CARES Act. The favorable impact resulted from provisions that permitted the carryback of net operating losses that were created after 2017 and the temporary repeal of the 80% limitation on the utilization of NOLs created after 2017. Net income in 2019 includes a $46.0 million tax benefit to be received from CNO (resulting from the implementation of a tax planning strategy). Such amount is offset by an accrued dividend of $46.0 million payable to the non-life parent of the insurance subsidiaries. Accordingly, there was no impact on capital and surplus in 2019 related to these transactions. Also included in net income were net realized capital gains (losses), net of income taxes, of $(11.9) million, $(16.6) million and $43.8 million in 2020, 2019 and 2018, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $163.8 million, $166.3 million and $159.2 million in 2020, 2019 and 2018, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate insurance subsidiaries of CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas) has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2020, our insurance subsidiaries paid dividends of $294.1 million to CDOC.

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

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2020 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

At December 31, 2020, the consolidated RBC ratio of our insurance subsidiaries exceeded the minimum RBC requirement included in our Revolving Credit Agreement. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for further discussion of various financial ratios and balances we are required to maintain. We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisition of Web Benefits Design Corporation ("WBD"). Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment.

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the FHLB investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt.

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm) and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

We measure segment performance by excluding loss related to reinsurance agreement, net realized investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes related to the agent deferred compensation plan, loss on extinguishment of debt, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of net realized investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Operating information by segment was as follows (dollars in millions):

	2020	2019	2018
Revenues:
Annuity:
Insurance policy income	$18.8	$21.1	$19.9
Net investment income	465.1	464.4	456.4
Total annuity revenues	483.9	485.5	476.3
Health:
Insurance policy income	1,699.5	1,701.6	1,699.6
Net investment income	282.3	279.9	271.8
Total health revenues	1,981.8	1,981.5	1,971.4
Life:
Insurance policy income	793.0	758.1	740.9
Net investment income	139.6	138.3	135.4
Total life revenues	932.6	896.4	876.3
Revenues related to the reinsured long-term care block prior to being ceded in the third quarter of 2018:
Insurance policy income	—	—	132.7
Net investment income	—	—	138.5
Change in market values of the underlying options supporting the fixed index annuity and life products (offset by market value changes credited to policyholder balances)	37.8	153.7	(45.5)
Investment income not allocated to product lines	258.5	265.0	277.7
Fee revenue and other income:
Fee income	106.0	88.7	52.0
Amounts netted in expenses not allocated to product lines	6.9	39.7	9.4
Total segment revenues	$3,807.5	$3,910.5	$3,888.8

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2020	2019	2018
Expenses:
Annuity:
Insurance policy benefits	$(93.7)	$12.8	$37.1
Interest credited	170.6	166.9	156.5
Amortization and non-deferred commissions	110.3	75.7	69.1
Total annuity expenses	187.2	255.4	262.7
Health:
Insurance policy benefits	1,329.7	1,424.9	1,434.6
Amortization and non-deferred commissions	192.3	193.7	185.7
Total health expenses	1,522.0	1,618.6	1,620.3
Life:
Insurance policy benefits	570.0	513.6	497.2
Interest credited	44.5	41.9	40.5
Amortization, non-deferred commissions and advertising expense	153.1	144.8	134.2
Total life expenses	767.6	700.3	671.9
Expenses related to the reinsured long-term care block prior to being ceded in the third quarter of 2018:
Insurance policy benefits	—	—	226.5
Amortization	—	—	7.0
Other operating costs and expenses	—	—	18.2
Allocated expenses	557.7	543.0	521.2
Expenses not allocated to product lines	90.7	93.1	89.7
Market value changes of options credited to fixed index annuity and life policyholders	37.8	153.7	(45.5)
Amounts netted in investment income not allocated to product lines:
Interest expense	76.4	98.6	89.9
Other expenses	15.0	14.3	4.1
Expenses netted in fee revenue:
Distribution and commission expenses	89.3	65.2	41.6
Total segment expenses	3,343.7	3,542.2	3,507.6
Pre-tax measure of profitability:
Annuity margin	296.7	230.1	213.6
Health margin	459.8	362.9	351.1
Life margin	165.0	196.1	204.4
Total insurance product margin	921.5	789.1	769.1
Allocated expenses	(557.7)	(543.0)	(521.2)
Income from insurance products	363.8	246.1	247.9
Ceded long-term care block	—	—	19.5
Fee income	16.7	23.5	10.4
Investment income not allocated to product lines	167.1	152.1	183.7
Expenses not allocated to product lines	(83.8)	(53.4)	(80.3)
Operating earnings before taxes	463.8	368.3	381.2
Income tax expense on operating income	101.5	78.3	78.1
Net operating income	$362.3	$290.0	$303.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2020	2019	2018
Total segment revenues	$3,807.5	$3,910.5	$3,888.8
Net realized investment gains (losses)	(36.2)	28.2	(11.3)
Net realized gains on the transfer of assets related to reinsurance transaction	—	—	363.4
Revenues related to earnings attributable to VIEs	35.5	57.4	67.4
Fee revenue related to transition services agreement	14.3	19.7	5.2
Consolidated revenues	3,821.1	4,015.8	4,313.5

Total segment expenses	3,343.7	3,542.2	3,507.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	99.0	103.3	(68.3)
Amortization related to fair value changes in embedded derivative liabilities	(19.9)	(21.9)	12.8
Amortization related to net realized investment gains (losses)	(2.4)	.6	(.4)
Expenses attributable to VIEs	33.8	55.3	65.8
Fair value changes related to agent deferred compensation plan	16.3	20.4	(11.9)
Loss on extinguishment of debt	—	7.3	—
Loss related to reinsurance transaction	—	—	1,067.6
Expenses related to transition services agreement	8.8	18.5	5.1
Other expenses	(2.5)	15.9	—
Consolidated expenses	3,476.8	3,741.6	4,578.3
Income (loss) before tax	344.3	274.2	(264.8)
Income tax expense (benefit):
Tax expense (benefit) on period income (loss)	76.5	58.5	(57.6)
Valuation allowance for deferred tax assets and other tax items	(34.0)	(193.7)	107.8
Net income (loss)	$301.8	$409.4	$(315.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2020	2019
Assets:
Annuity	$13,074.2	$12,141.0
Health	10,931.2	10,403.8
Life	4,421.6	4,221.3
Investments not allocated to product lines	6,425.5	6,360.9
Assets of our non-life companies included in the fee income segment	370.7	358.6
Assets of our other non-life companies	116.7	145.3
Total assets	$35,339.9	$33,630.9
Liabilities:
Annuity	$11,764.0	$11,398.1
Health	9,949.0	9,557.6
Life	3,972.6	3,997.1
Liabilities associated with investments not allocated to product lines (a)	3,930.6	3,786.0
Liabilities of our non-life companies included in the fee income segment	224.6	196.0
Liabilities of our other non-life companies	14.9	19.1
Total liabilities	$29,855.7	$28,953.9

____________
(a) Includes investment borrowings, borrowings related to VIEs and notes payable - direct corporate obligations.

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2020
Annuity	$—	$90.0	$11,428.6
Health	230.0	508.5	9,828.8
Life	19.4	429.3	3,846.0
Total	$249.4	$1,027.8	$25,103.4
2019
Annuity	$.3	$166.2	$11,085.4
Health	254.6	613.1	9,444.7
Life	20.5	436.2	3,887.7
Total	$275.4	$1,215.5	$24,417.8

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

2020	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$717.2	$1,014.2	$1,013.5	$1,076.2
Income (loss) before income taxes	$(71.0)	$105.4	$166.4	$143.5
Income tax expense (benefit)	(49.8)	23.4	37.2	31.7
Net income (loss)	$(21.2)	$82.0	$129.2	$111.8
Earnings per common share:
Basic:
Net income (loss)	$(.15)	$.57	$.92	$.81
Diluted:
Net income (loss)	$(.15)	$.57	$.91	$.80

2019	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,023.0	$979.8	$944.0	$1,069.0
Income before income taxes	$65.6	$47.7	$53.5	$107.4
Income tax expense (benefit)	13.8	10.1	11.5	(170.6)
Net income	$51.8	$37.6	$42.0	$278.0
Earnings per common share:
Basic:
Net income	$.32	$.24	$.27	$1.85
Diluted:
Net income	$.32	$.24	$.27	$1.84

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  During 2019, a VIE that was required to be consolidated was dissolved. We recognized a loss of $5.1 million in 2019 representing the difference between the borrowings of such VIE and the contractual distributions required following the liquidation of the underlying assets. The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are as follows: $27.6 million in 2021; $99.7 million in 2022; $340.5 million in 2023; $314.1 million in 2024; $183.3 million in 2025; $120.1 million in 2026; $63.4 million in 2027; $0.8 million in 2028; and $7.0 million in 2030. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2020
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,189.4	$—	$1,189.4
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	54.1	—	54.1
Accrued investment income	1.7	—	1.7
Income tax assets, net	10.4	—	10.4
Other assets	3.3	(.9)	2.4
Total assets	$1,258.9	$(114.7)	$1,144.2
Liabilities:
Other liabilities	$36.3	$(4.8)	$31.5
Borrowings related to variable interest entities	1,151.8	—	1,151.8
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,314.2	$(130.9)	$1,183.3

	December 31, 2019
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,188.6	$—	$1,188.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	74.7	—	74.7
Accrued investment income	1.7	—	1.7
Income tax assets, net	8.0	—	8.0
Other assets	2.8	(1.4)	1.4
Total assets	$1,275.8	$(115.2)	$1,160.6
Liabilities:
Other liabilities	$42.8	$(4.4)	$38.4
Borrowings related to variable interest entities	1,152.5	—	1,152.5
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,321.4	$(130.5)	$1,190.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2020	2019	2018
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$52.7	$74.3	$81.5
Fee revenue and other income	5.1	5.8	7.6
Total revenues	57.8	80.1	89.1
Expenses:
Interest expense	32.4	53.7	59.9
Other operating expenses	1.4	1.6	2.1
Total expenses	33.8	55.3	62.0
Income before net realized investment gains (losses) and income taxes	24.0	24.8	27.1
Net realized investment gains (losses)	(13.8)	(20.5)	(3.6)
Loss on extinguishment of borrowings	—	—	(3.8)
Income before income taxes	$10.2	$4.3	$19.7

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors. At December 31, 2020, the amortized cost of the below-investment grade investments held by the VIEs was $1,181.2 million, or 98 percent of the VIEs investment portfolio. The estimated fair value of the below-investment grade portfolio was $1,159.2 million, or 98 percent of the amortized cost.  At December 31, 2020, such loans had an amortized cost of $1,211.3 million; gross unrealized gains of $3.7 million; gross unrealized losses of $10.5 million; allowance for credit losses of $15.1 million; and an estimated fair value of $1,189.4 million.

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the year ended December 31, 2020 (dollars in millions):

Corporate securities
Allowance at January 1, 2020	$9.9
Additions for securities for which credit losses were not previously recorded	26.6
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(15.7)
Reduction for securities sold during the period	(5.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at December 31, 2020	$15.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.6	$5.4
Due after one year through five years	762.7	744.0
Due after five years through ten years	442.0	440.0
Total	$1,211.3	$1,189.4

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2020, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.6	$5.4
Due after one year through five years	660.9	640.7
Due after five years through ten years	258.9	254.7
Total	$926.4	$900.8

The following summarizes the investments sold at a loss during 2020 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	7	$10.3	$7.4
Greater than or equal to 6 months and less than 12 months prior to sale	5	7.0	4.2
	12	$17.3	$11.6

There were no investments in our portfolio rated below-investment grade which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis.

During 2020, the VIEs recognized net realized investment losses of $13.8 million which were comprised of: (i) $8.6 million of net losses from the sales of fixed maturities; and (ii) a $5.2 million increase in the allowance for credit losses. Such net realized losses included gross realized losses of $8.7 million from the sale of $57.4 million of investments.

During 2019, the VIEs recognized net realized investment losses of $20.5 million which were comprised of: (i) $12.4 million of net losses from the sales of fixed maturities; (ii) $5.1 million of losses on the dissolution of a VIE; and (iii) $3.0 million of writedowns of investments for other than temporary declines in fair value recognized through net income. Such net realized losses included gross realized losses of $12.6 million from the sale of $280.6 million of investments.

During 2018, the VIEs recognized net realized investment losses of $3.6 million from the sales of fixed maturities. Such net realized losses included gross realized losses of $3.8 million from the sale of $57.2 million of investments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

At December 31, 2020, there were three fixed maturity investments held by the VIEs in default with an amortized cost of $5.2 million, a carrying value of $1.6 million and an allowance for credit losses of $3.5 million.

At December 31, 2020, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $461.9 million and gross unrealized losses of $4.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $238.3 million and gross unrealized losses of $3.9 million that had been in an unrealized loss position for greater than twelve months.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

18. SUBSEQUENT EVENT

In February 2021, we acquired DirectPath, LLC ("DirectPath"), a leading national provider of year-round, technology-driven employee benefits management services to employers and employees. DirectPath provides personalized benefits education, advocacy and transparency, and communications compliance services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. The purchase price was approximately $50 million with an additional earn‐out if certain financial targets are achieved. The transaction was funded from holding company cash.

DirectPath's education services engage and enroll employees in worksite benefits plans through face-to-face, virtual and telephonic enrollment. The Company’s advocacy and transparency services help employees select cost-effective medical providers and resolve claims issues, while enabling employers to reduce administrative and healthcare costs. Its communications compliance services manage governance and regulatory communications for corporate benefits plans.

DirectPath operates direct nationwide and serves 400 employers and represents a covered employee base of more than 2.5 million people. DirectPath's clients range in size from small- and medium-sized businesses to Fortune 100 companies.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Based on our controls evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to provide reasonable assurance that: (i) the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms; and (ii) material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

			Page
(a)	1.	Financial Statements. See Index to Consolidated Financial Statements for a list of financial statements included in this Report.	83
	2.	Financial Statement Schedules:
		Schedule II ‑‑ Condensed Financial Information of Registrant (Parent Company)
		Balance Sheet at December 31, 2020 and 2019	176
		Statement of Operations for the years ended December 31, 2020, 2019 and 2018	177
		Statement of Cash Flows for the years ended December 31, 2020, 2019 and 2018	178
		Notes to Condensed Financial Information	179
		Schedule IV ‑‑ Reinsurance for the years ended December 31, 2020, 2019 and 2018	180

All other schedules are omitted, either because they are not applicable, not required, or because the information they contain is included elsewhere in the consolidated financial statements or notes.

3. Exhibit Index.

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

3.3    Certificate of Designations of Series E Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 12, 2020.

3.4    Certificate of Elimination of Series D Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed November 12, 2020.

3.5 Certificate of Elimination of Series C Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed October 4, 2017.

3.6 Certificate of Elimination of Series B Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed November 13, 2014.

3.7 Certificate of Elimination of Series A Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on December 6, 2011.

4.1    Fourth Amended and Restated Section 382 Rights Agreement, dated as of November 12, 2020, between CNO Financial Group, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent, which includes the Certificate of Designations for the Series E Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C., incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 12, 2020.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
4.2    Form of specimen stock certificate, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 12, 2010.

4.3    Indenture, dated as of May 19, 2015, between CNO Financial Group, Inc. and Wilmington Trust, National Association, as trustee (the “Trustee”), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 19, 2015.

4.4    First Supplemental Indenture, dated as of May 19, 2015, between the Corporation and the Trustee, relating to the 5.250% Senior Notes due 2025, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed May 19, 2015.

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

4.8    Form of 5.250% Senior Notes due 2029 (included in Exhibit 4.7).

4.9    Second Supplemental Indenture, dated as of November 25, 2020, between CNO Financial Group, Inc. and U.S. Bank National Association, as trustee, relating to the 5.125% Subordinated Debentures due 2060, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 25, 2020.

4.10    Form of 5.125% Subordinated Debentures due 2060 (included as Exhibit A to Exhibit 4.9).

4.11    Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.3*    CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

10.13*    Form of restricted stock unit award agreement for 2020 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.14*    Form of performance stock unit award agreement for 2020 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.15*    Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16    Not used.

10.17*    CNO Deferred Compensation Plan amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.18* First Amendment to the CNO Deferred Compensation Plan effective January 1, 2017.

10.19* Second Amendment to the CNO Deferred Compensation Plan effective January 1, 2020.

10.20* Third Amendment to the CNO Deferred Compensation Plan effective January 1, 2021.

10.21    Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.22*    Amended and Restated Employment Agreement dated as of August 6, 2019 between the Company and Gary C. Bhojwani, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 8, 2019.

10.23*    Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2020, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2020.

10.24*    CNO Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.25*    First Amendment to the CNO Board of Directors Deferred Compensation Plan effective January 1, 2021.

10.26    Coinsurance agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2018.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

10.27    Trust Agreement dated as of September 27, 2018 by and among Bankers Life and Casualty Company, Wilton Reassurance Company and Citibank, N.A., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2018.

10.28    Administrative Services Agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2018.

10.29    Transition Services Agreement dated as of September 27, 2018 by and between CNO Services, LLC and Wilton Reassurance Company, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2018.

10.30* Form of Confidential Information and Nonsolicitation Agreement between the Company and each of Bruce Baude, Karen DeToro, Yvonne Franzese, Eric Johnson, Paul McDonough, Rocco Tarasi and Matthew Zimpfer, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2019.

10.31* Form of Confidential Information, Noncompetition and Nonsolicitation Agreement between the Company and each of Scott Goldberg, Michael Heard, Michael Byers and Joel Schwartz, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed August 8, 2019.

10.32* Form of officer acknowledgement & agreement pertaining to CNO Financial Group, Inc. Clawback Policy, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.33* CNO Services, LLC Executive Severance Pay Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10.34*    Amendment Number One to the CNO Services, LLC Executive Severance Pay Plan effective October 1, 2020.

10.35*    CNO Financial Group, Inc. 2020 Amended and Restated Pay For Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 12, 2020.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
101.LAB     XBRL Taxonomy Extension Label Linkbase Document.

101.PRE     XBRL Taxonomy Extension Presentation Linkbase Document.

104    Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  February 23, 2021

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 23, 2021
Gary C. Bhojwani	(Principal Executive Officer)

/s/ PAUL H. MCDONOUGH	Executive Vice President	February 23, 2021
Paul H. McDonough	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 23, 2021
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 24, 2021
Ellyn L. Brown

/s/ STEPHEN N. DAVID	Director	February 23, 2021
Stephen N. David

/s/ DAVID B. FOSS	Director	February 23, 2021
David B. Foss

/s/ ROBERT C. GREVING	Director	February 23, 2021
Robert C. Greving

/s/ MARY R. HENDERSON	Director	February 23, 2021
Mary R. Henderson

/s/ CHARLES J. JACKLIN	Director	February 24, 2021
Charles J. Jacklin

/s/ DANIEL R. MAURER	Director	February 24, 2021
Daniel R. Maurer

/s/ STEVEN E. SHEBIK	Director	February 23, 2021
Steven E. Shebik

/s/ FREDERICK J. SIEVERT	Director	February 23, 2021
Frederick J. Sievert

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2020 and 2019
(Dollars in millions)

ASSETS
	2020	2019
Cash and cash equivalents - unrestricted	$391.3	$181.9
Investment in wholly-owned subsidiaries (eliminated in consolidation)	6,202.7	5,501.5
Income tax assets, net	160.3	140.9
Receivable from subsidiaries (eliminated in consolidation)	89.6	38.4
Other assets	34.3	.8
Total assets	$6,878.2	$5,863.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$1,136.2	$989.1
Payable to subsidiaries (eliminated in consolidation)	136.7	126.8
Other liabilities	121.1	70.6
Total liabilities	1,394.0	1,186.5
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2020 - 135,279,119; 2019 - 148,084,178)	2,545.8	2,768.8
Accumulated other comprehensive income	2,186.1	1,372.5
Retained earnings	752.3	535.7
Total shareholders' equity	5,484.2	4,677.0
Total liabilities and shareholders' equity	$6,878.2	$5,863.5

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2020, 2019 and 2018
(Dollars in millions)

	2020	2019	2018
Revenues:
Net investment income	$28.7	$13.0	$14.3
Net investment income - affiliated	.8	.8	—
Net realized investment gains (losses)	.2	.1	(4.3)
Total revenues	29.7	13.9	10.0
Expenses:
Interest expense	55.2	52.4	48.0
Intercompany expenses (eliminated in consolidation)	1.1	3.2	2.9
Operating costs and expenses	65.9	52.6	40.0
Loss on extinguishment of debt	—	7.3	—
Total expenses	122.2	115.5	90.9
Loss before income taxes and equity in undistributed earnings of subsidiaries	(92.5)	(101.6)	(80.9)
Income tax benefit	(28.2)	(32.4)	(20.8)
Loss before equity in undistributed earnings of subsidiaries	(64.3)	(69.2)	(60.1)
Equity in undistributed earnings (losses) of subsidiaries (eliminated in consolidation)	366.1	478.6	(254.9)
Net income (loss)	$301.8	$409.4	$(315.0)

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2020, 2019 and 2018
(Dollars in millions)

	2020	2019	2018
Cash flows from operating activities	$(136.3)	$(77.9)	$(107.2)
Cash flows from investing activities:
Sales of investments	18.4	20.2	250.1
Purchases of investments	(18.2)	—	(30.9)
Net sales of trading securities	26.8	8.8	8.3
Dividends received from consolidated subsidiary, net of capital contributions of nil in 2020; nil in 2019; and $265.0 in 2018*	324.7	194.3	(40.1)
Net cash provided by investing activities	351.7	223.3	187.4
Cash flows from financing activities:
Issuance of notes payable, net	145.8	494.2	—
Payments on notes payable	—	(425.0)	—
Expenses related to extinguishment of debt	—	(6.1)	—
Issuance of common stock	19.0	9.2	3.9
Payments to repurchase common stock	(268.3)	(254.5)	(108.0)
Common stock dividends paid	(67.0)	(67.1)	(64.8)
Issuance of notes payable to affiliates*	308.1	254.9	227.7
Payments on notes payable to affiliates*	(143.6)	(175.0)	(94.2)
Net cash used by financing activities	(6.0)	(169.4)	(35.4)
Net increase (decrease) in cash and cash equivalents	209.4	(24.0)	44.8
Cash and cash equivalents, beginning of the year	181.9	205.9	161.1
Cash and cash equivalents, end of the year	$391.3	$181.9	$205.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2020, 2019 and 2018
(Dollars in millions)

	2020	2019	2018
Life insurance inforce:
Direct	$29,109.8	$28,282.8	$27,662.8
Assumed	99.5	107.1	114.4
Ceded	(3,042.4)	(3,204.1)	(3,321.3)
Net insurance inforce	$26,166.9	$25,185.8	$24,455.9
Percentage of assumed to net	.4%	.4%	.5%

	2020	2019	2018
Insurance policy income:
Direct	$2,565.4	$2,537.7	$2,540.2
Assumed	23.0	25.1	28.0
Ceded	(248.1)	(244.3)	(128.3)
Net premiums	$2,340.3	$2,318.5	$2,439.9
Percentage of assumed to net	1.0%	1.1%	1.1%