Form 10-Q
period 2021-03-31
CNO Financial Group, Inc.
filed 2021-05-07
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of April 22, 2021:  131,567,271

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2021	December 31, 2020

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: March 31, 2021 - $5.3 and December 31, 2020 - $2.2; amortized cost: March 31, 2021 - $20,351.6 and December 31, 2020 - $19,921.1)	$22,610.4	$23,383.6
Equity securities at fair value	164.4	151.2
Mortgage loans (net of allowance for credit losses: March 31, 2021 - $8.8 and December 31, 2020 - $11.8)	1,297.7	1,358.7
Policy loans	121.0	123.0
Trading securities	242.6	232.0
Investments held by variable interest entities (net of allowance for credit losses: March 31, 2021 - $5.4 and December 31, 2020 - $15.1; amortized cost: March 31, 2021 - $1,234.3 and December 31, 2020 - $1,211.3)	1,224.0	1,189.4
Other invested assets	1,195.1	1,146.4
Total investments	26,855.2	27,584.3
Cash and cash equivalents - unrestricted	662.9	937.8
Cash and cash equivalents held by variable interest entities	76.0	54.1
Accrued investment income	216.8	205.8
Present value of future profits	241.3	249.4
Deferred acquisition costs	1,168.4	1,027.8
Reinsurance receivables (net of allowance for credit losses: March 31, 2021 - $4.0 and December 31, 2020 - $4.0)	4,509.3	4,584.3
Income tax assets, net	358.2	199.4
Assets held in separate accounts	4.3	4.2
Other assets	567.1	492.8
Total assets	$34,659.5	$35,339.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2021	December 31, 2020

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,571.3	$12,540.6
Future policy benefits	11,546.6	11,744.2
Liability for policy and contract claims	558.7	561.8
Unearned and advanced premiums	262.4	252.6
Liabilities related to separate accounts	4.3	4.2
Other liabilities	925.2	821.8
Investment borrowings	1,642.0	1,642.5
Borrowings related to variable interest entities	1,151.7	1,151.8
Notes payable – direct corporate obligations	1,136.6	1,136.2
Total liabilities	29,798.8	29,855.7
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2021 – 132,268,255; December 31, 2020 – 135,279,119)	1.3	1.3
Additional paid-in capital	2,457.8	2,544.5
Accumulated other comprehensive income	1,518.1	2,186.1
Retained earnings	883.5	752.3
Total shareholders' equity	4,860.7	5,484.2
Total liabilities and shareholders' equity	$34,659.5	$35,339.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2021	2020
Revenues:
Insurance policy income	$632.4	$628.7
Net investment income:
General account assets	282.7	280.3
Policyholder and other special-purpose portfolios	55.5	(110.7)
Realized investment gains (losses):
Net realized investment gains (losses)	(12.4)	(60.1)
Change in allowance for credit losses and other-than-temporary impairment losses	9.6	(55.4)
Total realized gains (losses)	(2.8)	(115.5)
Fee revenue and other income	38.2	34.4
Total revenues	1,006.0	717.2
Benefits and expenses:
Insurance policy benefits	459.1	490.8
Interest expense	24.1	33.4
Amortization	99.7	50.2
Other operating costs and expenses	233.1	213.8
Total benefits and expenses	816.0	788.2
Income (loss) before income taxes	190.0	(71.0)
Income tax expense (benefit):
Tax expense (benefit) on period income	42.6	(15.8)
Valuation allowance for deferred tax assets and other tax items	—	(34.0)
Net income (loss)	$147.4	$(21.2)
Earnings per common share:
Basic:
Weighted average shares outstanding	134,140,000	145,829,000
Net income (loss)	$1.10	$(.15)
Diluted:
Weighted average shares outstanding	136,653,000	145,829,000
Net income (loss)	$1.08	$(.15)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2021	2020
Net income (loss)	$147.4	$(21.2)
Other comprehensive income, before tax:
Unrealized losses on investments	(1,198.2)	(1,325.4)
Adjustment to present value of future profits and deferred acquisition costs	83.6	136.3
Amount related to premium deficiencies assuming the net unrealized gains had been realized	262.5	135.5
Reclassification adjustments:
For net realized investment (gains) losses included in net income (loss)	(.5)	65.6
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income (loss)	—	(3.4)
Other comprehensive loss before tax	(852.6)	(991.4)
Income tax benefit related to items of accumulated other comprehensive income	184.6	214.1
Other comprehensive loss, net of tax	(668.0)	(777.3)
Comprehensive loss	$(520.6)	$(798.5)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	$1.5	$2,767.3	$1,372.5	$517.9	$4,659.2
Net loss	—	—	—	—	(21.2)	(21.2)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $214.1)	—	—	—	(777.3)	—	(777.3)
Common stock repurchased	(5,083)	(.1)	(82.9)	—	—	(83.0)
Dividends on common stock	—	—	—	—	(16.0)	(16.0)
Employee benefit plans, net of shares used to pay tax withholdings	609	—	4.1	—	—	4.1
Balance, March 31, 2020	143,610	$1.4	$2,688.5	$595.2	$480.7	$3,765.8

Balance, December 31, 2020	135,279	$1.3	$2,544.5	$2,186.1	$752.3	$5,484.2
Net income	—	—	—	—	147.4	147.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $184.6)	—	—	—	(668.0)	—	(668.0)
Common stock repurchased	(4,109)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(16.2)	(16.2)
Employee benefit plans, net of shares used to pay tax withholdings	1,098	—	13.3	—	—	13.3
Balance, March 31, 2021	132,268	$1.3	$2,457.8	$1,518.1	$883.5	$4,860.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Insurance policy income	$598.9	$575.3
Net investment income	251.1	285.7
Fee revenue and other income	38.2	34.4
Insurance policy benefits	(427.2)	(429.2)
Interest expense	(10.5)	(20.3)
Deferrable policy acquisition costs	(70.7)	(68.2)
Other operating costs	(273.7)	(250.1)
Income taxes	(16.7)	(1.9)
Net cash from operating activities	89.4	125.7
Cash flows from investing activities:
Sales of investments	509.2	417.9
Maturities and redemptions of investments	754.9	595.7
Purchases of investments	(1,530.3)	(1,178.2)
Net purchases of trading securities	(14.2)	(6.3)
Other	(53.6)	(7.3)
Net cash used by investing activities	(334.0)	(178.2)
Cash flows from financing activities:
Issuance of common stock	12.4	2.7
Payments to repurchase common stock	(102.7)	(88.0)
Common stock dividends paid	(16.3)	(16.2)
Amounts received for deposit products	444.9	404.8
Withdrawals from deposit products	(345.7)	(354.0)
Issuance of investment borrowings:
Federal Home Loan Bank	200.0	—
Payments on investment borrowings:
Federal Home Loan Bank	(200.5)	(.5)
Related to variable interest entities	(.5)	(.5)
Net cash used by financing activities	(8.4)	(51.7)
Net decrease in cash and cash equivalents	(253.0)	(104.2)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	991.9	654.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$738.9	$550.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2020 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2021 presentation.  These reclassifications have no effect on net income or shareholders' equity.  Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the novel coronavirus ("COVID-19") and the impact it may have on our business, results of operations and financial condition. Depending on the duration and severity of the pandemic, we foresee the potential for adverse impacts related to, among other things: (i) sales results; (ii) insurance product margin; (iii) net investment income; (iv) invested assets; (v) regulatory capital; (vi) liabilities for insurance products; (vii) deferred acquisition costs; (viii) the present value of future profits; and (ix) income tax assets. The full extent to which COVID-19 will impact our business, results of operations and financial condition remains uncertain.

The balance sheet at December 31, 2020, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In February 2021, we acquired DirectPath, LLC ("DirectPath"), a leading national provider of year-round, technology-driven employee benefits management services to employers and employees. DirectPath provides personalized benefits education, advocacy and transparency, and communications compliance services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. The purchase price was approximately $50 million with an additional earn‐out if certain financial targets are achieved. The transaction was funded from holding company cash. The amount paid, net of cash held by DirectPath on the date of acquisition, was $47.4 million and is classified as other investing activities on the consolidated statement of cash flows. The net assets acquired totaled $56 million and were primarily comprised of goodwill and other intangible assets of approximately $50 million. The tangible assets acquired and liabilities assumed were recorded at their carrying values which approximated fair value. The intangible assets were recorded at fair value based on various assumptions determined by the Company to be reasonable at the date of acquisition including long-term growth rate, normalized net working capital, internal rate of return, economic life and discount rate. In addition, we recognized

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

advisory and legal expenses of $3 million in connection with the acquisition (of which, $2.5 million was recognized in the first quarter of 2021). The business of DirectPath is included in our fee income segment.

DirectPath's education services engage and enroll employees in worksite benefits plans through face-to-face, virtual and telephonic enrollment. The Company’s advocacy and transparency services help employees select cost-effective medical providers and resolve claims issues, while enabling employers to reduce administrative and healthcare costs. Its communications compliance services manage governance and regulatory communications for corporate benefits plans. DirectPath operates direct nationwide and serves 400 employers with a covered employee base of more than 2.5 million people. DirectPath's clients range in size from small- and medium-sized businesses to Fortune 100 companies.

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

Trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option.  The change in fair value of the income generating investments is recognized in income from policyholder and other special-purpose portfolios (a component of net investment income). The change in fair value of securities with embedded derivatives is recognized in realized investment gains (losses).

When an available for sale fixed maturity security's fair value is below the amortized cost, the security is considered impaired. If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors. The credit loss component is recorded as an allowance and reported in net realized investment gains (losses) (limited to the difference between estimated fair value and amortized cost). The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income along with unrealized gains (losses) related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectable, the remaining amortized cost will be written off.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2021 and December 31, 2020, were as follows (dollars in millions):

	March 31, 2021	December 31, 2020
Net unrealized gains on investments having no allowance for credit losses	$2,270.1	$3,466.3
Unrealized losses on investments with an allowance for credit losses	(12.5)	(10.0)
Adjustment to present value of future profits (a)	(9.7)	(10.2)
Adjustment to deferred acquisition costs	(296.9)	(458.0)
Adjustment to insurance liabilities	(13.0)	(197.5)
Deferred income tax liabilities	(419.9)	(604.5)
Accumulated other comprehensive income	$1,518.1	$2,186.1
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At March 31, 2021, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(8.3) million, $(55.7) million, $(13.0) million and $16.7 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

At March 31, 2021, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$12,494.8	$1,723.1	$(53.6)	$(4.9)	$14,159.4
United States Treasury securities and obligations of United States government corporations and agencies	163.6	40.2	(1.0)	—	202.8
States and political subdivisions	2,366.8	245.4	(10.6)	(.4)	2,601.2
Foreign governments	82.3	10.8	(.1)	—	93.0
Asset-backed securities	1,038.8	41.2	(3.5)	—	1,076.5
Agency residential mortgage-backed securities	48.0	5.1	—	—	53.1
Non-agency residential mortgage-backed securities	1,803.8	176.1	(2.8)	—	1,977.1
Collateralized loan obligations	462.4	2.6	(.9)	—	464.1
Commercial mortgage-backed securities	1,891.1	96.7	(4.6)	—	1,983.2
Total fixed maturities, available for sale	$20,351.6	$2,341.2	$(77.1)	$(5.3)	$22,610.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At December 31, 2020, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$12,054.7	$2,696.3	$(9.9)	$(1.9)	$14,739.2
United States Treasury securities and obligations of United States government corporations and agencies	163.8	71.9	(.2)	—	235.5
States and political subdivisions	2,296.6	358.9	(1.3)	(.3)	2,653.9
Foreign governments	82.4	20.4	—	—	102.8
Asset-backed securities	1,024.4	45.1	(7.4)	—	1,062.1
Agency residential mortgage-backed securities	52.7	5.7	—	—	58.4
Non-agency residential mortgage-backed securities	1,913.5	181.2	(2.1)	—	2,092.6
Collateralized loan obligations	461.9	.6	(3.6)	—	458.9
Commercial mortgage-backed securities	1,871.1	116.4	(7.3)	—	1,980.2
Total fixed maturities, available for sale	$19,921.1	$3,496.5	$(31.8)	$(2.2)	$23,383.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$322.7	$329.0
Due after one year through five years	1,011.2	1,075.3
Due after five years through ten years	1,496.0	1,623.8
Due after ten years	12,277.6	14,028.3
Subtotal	15,107.5	17,056.4
Structured securities	5,244.1	5,554.0
Total fixed maturities, available for sale	$20,351.6	$22,610.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2021 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$764.1	$(31.7)	$18.3	$(.3)	$782.4	$(32.0)
United States Treasury securities and obligations of United States government corporations and agencies	18.6	(1.0)	—	—	18.6	(1.0)
States and political subdivisions	316.6	(10.2)	—	—	316.6	(10.2)
Asset-backed securities	66.7	(.6)	35.4	(2.9)	102.1	(3.5)
Non-agency residential mortgage-backed securities	113.4	(2.0)	96.0	(.8)	209.4	(2.8)
Collateralized loan obligations	49.7	(.2)	156.6	(.7)	206.3	(.9)
Commercial mortgage-backed securities	175.7	(2.0)	95.6	(2.6)	271.3	(4.6)
Total fixed maturities, available for sale	$1,504.8	$(47.7)	$401.9	$(7.3)	$1,906.7	$(55.0)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2021, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2021 (dollars in millions):

	Corporate securities	States and political subdivisions	Total
Allowance at December 31, 2020	$1.9	$.3	$2.2
Additions for securities for which credit losses were not previously recorded	1.7	.1	1.8
Additions for purchased securities with deteriorated credit	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	1.5	—	1.5
Reduction for securities sold during the period	(.2)	—	(.2)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—
Write-offs	—	—	—
Recoveries of previously written-off amount	—	—	—
Allowance at March 31, 2021	$4.9	$.4	$5.3

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

At March 31, 2021, the mortgage loan balance was primarily comprised of commercial mortgage loans. At March 31, 2021, there were no commercial mortgage loans in process of foreclosure. At March 31, 2021, we held residential mortgage loan investments with an amortized cost and fair value of $79.5 million and $80.3 million, respectively. At March 31, 2021, there were 15 residential mortgage loans that were noncurrent with a carrying value of $4.8 million (of which, 11 such loans with a carrying value of $3.7 million were in forbearance and 4 loans with a carrying value of $1.1 million were in foreclosure). There were no other mortgage loans that were noncurrent at March 31, 2021.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2021 (dollars in millions):

							Estimated fair value
Loan-to-value ratio (a)(b)	2020	2019	2018	2017	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$28.8	$88.2	$138.9	$83.6	$643.2	$982.7	$1,026.4	$2,838.7
60% to less than 70%	—	—	8.5	10.7	78.0	97.2	99.3	148.8
70% to less than 80%	18.7	12.2	—	—	42.6	73.5	71.6	101.0
80% to less than 90%	—	—	—	—	63.6	63.6	60.0	76.5
90% or greater	—	—	—	—	10.0	10.0	7.4	10.7
Total	$47.5	$100.4	$147.4	$94.3	$837.4	$1,227.0	$1,264.7	$3,175.7
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.
(b)There were no commercial mortgage loan originations in the first three months of 2021.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended March 31, 2021 (dollars in millions):

Mortgage loans
Allowance for credit losses at December 31, 2020	$11.8
Current period provision for expected credit losses	(3.0)
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at March 31, 2021	$8.8

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Fixed maturity securities, available for sale:
Gross realized gains on sale	$13.2	$11.9
Gross realized losses on sale	(13.8)	(21.4)
Change in allowance for credit losses and other-than-temporary impairment losses	(3.1)	(25.9)
Net realized investment losses from fixed maturities	(3.7)	(35.4)
Equity securities, including change in fair value (a)	(1.8)	(15.7)
Change in allowance for credit losses and other-than-temporary impairment losses of other investments (b)	12.7	(29.5)
Other (c)	(10.0)	(34.9)
Net realized investment losses	$(2.8)	$(115.5)
_________________
(a)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(1.3) million and $(15.7) million for the three months ended March 31, 2021 and 2020, respectively.
(b)    Changes in the allowance for credit losses in the three months ended March 31, 2021 and 2020 includes $9.7 million and $(27.8) million, respectively, related to investments held by variable interest entities ("VIEs").
(c)    Change in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $(1.6) million and $(26.8) million in the three months ended March 31, 2021 and 2020, respectively.

During the first three months of 2021, we recognized net realized investment losses of $2.8 million, which were comprised of: (i) $6.0 million of net losses from the sales of investments; (ii) $1.8 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.6 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $3.0 million; and (v) a decrease in the allowance for credit losses of $9.6 million.

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

At March 31, 2021, there were no fixed maturity investments in default.

During the first three months of 2021, the $13.8 million of gross realized losses on sales of $215.5 million of fixed maturity securities, available for sale related to various corporate securities. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2020, the $21.4 million of gross realized losses on sales of $174.3 million of fixed maturity securities, available for sale, included: (i) $6.9 million related to various corporate securities; (ii) $11.7 million related to commercial mortgage-backed securities: and (iii) $2.8 million related to various other investments.

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

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2021	2020 (a)
Net income (loss) for basic and diluted earnings per share	$147.4	$(21.2)
Shares:
Weighted average shares outstanding for basic earnings per share	134,140	145,829
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,513	—
Weighted average shares outstanding for diluted earnings per share	136,653	145,829
_________________
(a)    In the three months ended March 31, 2020, equivalent common shares of 768,000 (related to stock options, restricted stock and performance units) were not included in the diluted weighted average shares outstanding, because their inclusion would have been antidilutive due to the net loss recognized by the Company in such period.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS SEGMENTS

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee revenue segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisitions of Web Benefits Design Corporation ("WBD") in April 2019 and DirectPath in February 2021. Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment.

The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; and (iv) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from the Federal Home Loan Bank ("FHLB") investment borrowing program and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from company-owned life insurance ("COLI") and alternative investments income not allocated to product lines), net of interest expense on corporate debt.

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm), DirectPath (a national provider of year-round technology-driven employee benefits management services) and the operations of our broker-dealer and registered investment advisor.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Revenues:
Annuity:
Insurance policy income	$5.4	$5.6
Net investment income	115.7	117.4
Total annuity revenues	121.1	123.0
Health:
Insurance policy income	416.5	429.0
Net investment income	71.5	70.4
Total health revenues	488.0	499.4
Life:
Insurance policy income	210.5	194.1
Net investment income	35.8	34.3
Total life revenues	246.3	228.4
Change in market values of the underlying options supporting the fixed index annuity and life products (offset by market value changes credited to policyholder balances)	42.5	(136.5)
Investment income not allocated to product lines	64.9	72.4
Fee revenue and other income:
Fee income	32.3	28.8
Amounts netted in expenses not allocated to product lines	6.8	1.8
Total segment revenues	$1,001.9	$817.3

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2021	2020
Expenses:
Annuity:
Insurance policy benefits	$6.2	$5.5
Interest credited	38.7	42.0
Amortization and non-deferred commissions	18.3	16.0
Total annuity expenses	63.2	63.5
Health:
Insurance policy benefits	306.6	353.8
Amortization and non-deferred commissions	56.7	58.7
Total health expenses	363.3	412.5
Life:
Insurance policy benefits	163.6	131.9
Interest credited	10.6	10.3
Amortization, non-deferred commissions and advertising expense	45.0	41.9
Total life expenses	219.2	184.1
Allocated expenses	141.1	136.6
Expenses not allocated to product lines	28.8	15.6
Market value changes of options credited to fixed index annuity and life policyholders	42.5	(136.5)
Amounts netted in investment income not allocated to product lines:
Interest expense	18.2	22.7
Other expenses	3.7	(7.7)
Expenses netted in fee revenue:
Distribution and commission expenses	25.0	21.0
Total segment expenses	905.0	711.8
Pre-tax measure of profitability:
Annuity margin	57.9	59.5
Health margin	124.7	86.9
Life margin	27.1	44.3
Total insurance product margin	209.7	190.7
Allocated expenses	(141.1)	(136.6)
Income from insurance products	68.6	54.1
Fee income	7.3	7.8
Investment income not allocated to product lines	43.0	57.4
Expenses not allocated to product lines	(22.0)	(13.8)
Operating earnings before taxes	96.9	105.5
Income tax expense on operating income	21.7	21.2
Net operating income	$75.2	$84.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Total segment revenues	$1,001.9	$817.3
Net realized investment gains (losses)	(2.8)	(115.5)
Revenues related to earnings attributable to VIEs	6.9	10.7
Fee revenue related to transition services agreement	—	4.7
Consolidated revenues	1,006.0	717.2

Total segment expenses	905.0	711.8
Insurance policy benefits - fair value changes in embedded derivative liabilities	(109.1)	83.8
Amortization related to fair value changes in embedded derivative liabilities	27.0	(17.1)
Amortization related to net realized investment gains (losses)	—	(3.4)
Expenses attributable to VIEs	6.3	11.0
Fair value changes related to agent deferred compensation plan	(13.2)	—
Expenses related to transition services agreement	—	2.1
Consolidated expenses	816.0	788.2
Income (loss) before tax	190.0	(71.0)
Income tax expense (benefit):
Tax expense (benefit) on period income (loss)	42.6	(15.8)
Valuation allowance for deferred tax assets and other tax items	—	(34.0)
Net income (loss)	$147.4	$(21.2)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2021	December 31, 2020
Assets:
Other invested assets:
Fixed index call options	$235.5	$216.7
Other	2.5	—
Reinsurance receivables	(1.6)	1.4
Total assets	$236.4	$218.1
Liabilities:
Future policy benefits:
Fixed index products	$1,549.3	$1,644.5
Total liabilities	$1,549.3	$1,644.5

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $110 million in underlying investments held by the ceding reinsurer at March 31, 2021.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options were $2.4 billion at both March 31, 2021 and December 31, 2020.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$43.6	$(136.7)
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	(3.0)	(6.0)
Insurance policy benefits:
Embedded derivative related to fixed index annuities	163.5	(76.7)
Total	$204.1	$(219.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2021, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2021 and December 31, 2020 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2021:
Fixed index call options	$235.5	$—	$235.5	$—	$—	$235.5
December 31, 2020:
Fixed index call options	216.7	—	216.7	—	—	216.7

REINSURANCE

The cost of reinsurance ceded totaled $54.8 million and $84.0 million in the first quarters of 2021 and 2020, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $92.3 million and $106.0 million in the first quarters of 2021 and 2020, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $5.3 million and $6.0 million in the first quarters of 2021 and 2020, respectively. Insurance policy benefits related to reinsurance assumed totaled $8.6 million and $8.4 million in the first quarters of 2021 and 2020, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

INCOME TAXES

The Company's interim tax expense is based upon the estimated annual effective tax rate for the respective period. Under authoritative guidance, certain items are required to be excluded from the estimated annual effective tax rate calculation. Such items include changes in judgment about the realizability of deferred tax assets resulting from changes in projections of income expected to be available in future years, and items deemed to be unusual, infrequent, or that cannot be reliably estimated. In these cases, the actual tax expense or benefit applicable to that item is treated discretely and is reported in the same period as the related item. The components of income tax expense are as follows (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Current tax expense (benefit)	$14.0	$(63.6)
Deferred tax expense	28.6	47.8
Income tax expense (benefit) calculated based on estimated annual effective tax rate	42.6	(15.8)
Income tax benefit on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	—	(34.0)
Total income tax expense (benefit)	$42.6	$(49.8)

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic, was signed into law in March 2020. Provisions in the CARES Act permitted net operating loss carryforwards ("NOLs") arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we were able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a $34.0 million tax benefit in the first three months of 2020 due to the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repealed the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Cuts and Job Act (the "Tax Reform Act")). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs. Our current income tax asset at March 31, 2021 and December 31, 2020, includes a receivable of $99.2 million related to refunds resulting from the NOL utilization provisions of the CARES Act.

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2021	2020
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.3)	2.7
State taxes	1.7	(1.4)
Estimated annual effective tax rate calculated before discrete items	22.4	22.3
Impact on effective tax rate from discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act	—	47.8
Effective tax rate	22.4%	70.1%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2021	December 31, 2020
Deferred tax assets:
Net federal operating loss carryforwards	$321.6	$339.2
Net state operating loss carryforwards	1.5	2.7
Insurance liabilities	370.4	386.4
Indirect costs allocable to self-constructed real estate assets	119.3	105.7
Other	29.3	43.0
Gross deferred tax assets	842.1	877.0
Deferred tax liabilities:
Investments	(34.5)	(29.5)
Present value of future profits and deferred acquisition costs	(122.7)	(133.8)
Accumulated other comprehensive income	(419.4)	(604.3)
Gross deferred tax liabilities	(576.6)	(767.6)
Net deferred tax assets	265.5	109.4
Current income taxes prepaid	92.7	90.0
Income tax assets, net	$358.2	$199.4

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At March 31, 2021, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $265.5 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.22 percent at March 31, 2021), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2021, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.5 billion of federal NOLs as of March 31, 2021, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$945.0
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,531.6

Our life NOLs were fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $1.5 million and $2.7 million at March 31, 2021 and December 31, 2020, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021	December 31, 2020
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(13.4)	(13.8)
Direct corporate obligations	$1,136.6	$1,136.2

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022. There were no amounts outstanding under the Revolving Credit Agreement during the three months ended March 31, 2021.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio of not more than 35.0 percent (such ratio was 25.9 percent at March 31, 2021); (ii) an aggregate ratio of total adjusted capital to company action level risk-based capital for the Company's insurance subsidiaries of not less than 250 percent (such ratio was estimated to be 407 percent at March 31, 2021); and (iii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 50.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,342.6 million at March 31, 2021 compared to the minimum requirement of $2,705.8 million).

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2021, the carrying value of the FHLB common stock was $71.0 million.  As of March 31, 2021, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

estimated fair value of $2.0 billion at March 31, 2021, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2021
$27.2	August 2021	Fixed rate – 2.550%
22.0	May 2022	Variable rate – .541%
100.0	May 2022	Variable rate – .537%
10.0	June 2022	Variable rate – .799%
50.0	July 2022	Variable rate – .595%
50.0	August 2022	Variable rate – .583%
50.0	December 2022	Variable rate – .491%
50.0	December 2022	Variable rate – .491%
22.2	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – .496%
100.0	July 2023	Variable rate – .498%
50.0	February 2024	Variable rate – .491%
50.0	May 2024	Variable rate – .581%
21.8	May 2024	Variable rate – .591%
50.0	May 2024	Variable rate – .639%
75.0	June 2024	Variable rate – .503%
100.0	July 2024	Variable rate – .548%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – .713%
15.0	July 2024	Variable rate – .662%
25.0	September 2024	Variable rate – .750%
21.7	May 2025	Variable rate – .446%
19.4	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – .360%
100.0	October 2025	Variable rate – .572%
100.0	October 2025	Variable rate – .597%
57.7	October 2025	Variable rate – .534%
50.0	November 2025	Variable rate – .538%
50.0	January 2026	Variable rate – .573%
50.0	January 2026	Variable rate – .557%
100.0	January 2026	Variable rate – .500%
$1,642.0

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2021, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $4.3 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Interest expense of $2.7 million and $9.1 million in the first three months of 2021 and 2020, respectively, was recognized related to total borrowings from the FHLB.

CHANGES IN COMMON STOCK

In the first three months of 2021, we repurchased 4.1 million shares of common stock for $100.0 million (including $2.2 million of repurchases settled in the second quarter of 2021) under our securities repurchase program. The Company had remaining repurchase authority of $169.3 million as of March 31, 2021. In May 2021, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock.

In the first three months of 2021, dividends declared on common stock totaled $16.2 million ($0.12 per common share). In May 2021, the Company increased its quarterly common stock dividend to $0.13 per share from $0.12 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $3.9 million and $3.3 million during the three months ended March 31, 2021 and 2020, respectively.  Amounts amortized totaled $6.2 million and $(.3) million during the three months ended March 31, 2021 and 2020, respectively.  The unamortized balance of deferred sales inducements was $57.1 million and $59.4 million at March 31, 2021 and December 31, 2020, respectively.

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

On April 9, 2019, Bankers Conseco Life Insurance Company ("BCLIC") and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Wilmington Trust, National Association, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "Wilmington Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the Wilmington Action, BCLIC and Washington National assert claims against Wilmington Trust, National Association ("Wilmington") for breaching its express contractual obligations under four trust agreements pursuant to which Wilmington was the trustee in regard to trust assets ceded as part of reinsurance agreements with Beechwood Re Ltd. (" BRe"), as well as for breaching its fiduciary duties to BCLIC and Washington National. The Court granted Wilmington's motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On April 20, 2021, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the trial court and reinstated breach of contract and breach of fiduciary claims against Wilmington. The Wilmington Action is currently pending in the Supreme Court of the State of New York, County of New York, Commercial Division.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$147.4	$(21.2)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	108.7	59.6
Income taxes	25.9	(51.7)
Insurance liabilities	(3.9)	9.7
Accrual and amortization of investment income	(87.1)	116.1
Deferral of policy acquisition costs	(70.7)	(68.2)
Net realized investment losses	2.8	115.5
Other	(33.7)	(34.1)
Net cash from operating activities	$89.4	$125.7

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Amounts related to employee benefit plans	$5.6	$4.6

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2021
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,224.0	$—	$1,224.0
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	76.0	—	76.0
Accrued investment income	1.7	—	1.7
Income tax assets, net	9.0	—	9.0
Other assets	12.5	(.9)	11.6
Total assets	$1,323.2	$(114.7)	$1,208.5
Liabilities:
Other liabilities	$94.9	$(4.3)	$90.6
Borrowings related to variable interest entities	1,151.7	—	1,151.7
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,372.7	$(130.4)	$1,242.3

	December 31, 2020
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,189.4	$—	$1,189.4
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	54.1	—	54.1
Accrued investment income	1.7	—	1.7
Income tax assets, net	10.4	—	10.4
Other assets	3.3	(.9)	2.4
Total assets	$1,258.9	$(114.7)	$1,144.2
Liabilities:
Other liabilities	$36.3	$(4.8)	$31.5
Borrowings related to variable interest entities	1,151.8	—	1,151.8
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,314.2	$(130.9)	$1,183.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2021, such loans had an amortized cost of $1,234.3 million; gross unrealized gains of $3.0 million; gross unrealized losses of $7.9 million; allowance for credit losses of $5.4 million; and an estimated fair value of $1,224.0 million.

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the three months ended March 31, 2021 (dollars in millions):

Corporate securities
Allowance at December 31, 2020	$15.1
Additions for securities for which credit losses were not previously recorded	.5
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(2.5)
Reduction for securities sold during the period	(7.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at March 31, 2021	$5.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.6	$5.7
Due after one year through five years	683.1	674.5
Due after five years through ten years	544.6	543.8
Total	$1,234.3	$1,224.0

During the first three months of 2021, the VIEs recognized net realized investment gains of $4.1 million which were comprised of: (i) $5.6 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $9.7 million. Such net realized losses included gross realized losses of $5.6 million from the sale of $27.2 million of investments. During the first three months of 2020, the VIEs recognized net realized investment losses of $30.1 million which were comprised of: (i) $2.3 million of net losses from the sales of fixed maturities; and (ii) a $27.8 million increase in the allowance for credit losses. Such net realized losses included gross realized losses of $2.3 million from the sale of $18.5 million of investments.

At March 31, 2021, there was one fixed maturity investment held by the VIEs in default with an amortized cost of $1.0 million, a carrying value of $0.3 million and an allowance for credit losses of $0.7 million.

At March 31, 2021, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $426.6 million and gross unrealized losses not deemed to have credit losses of $2.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $343.9 million and gross unrealized losses not deemed to have credit losses of $4.6 million that had been in an unrealized loss position for twelve months or greater.

At December 31, 2020, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $461.9 million and gross unrealized losses of $4.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $238.3 million and gross unrealized losses of $3.9 million that had been in an unrealized loss position for twelve months or greater.

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

At March 31, 2021, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $585.7 million (classified as other invested assets).  At March 31, 2021, we had unfunded commitments to these partnerships totaling $110.4 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The vast majority of our assets carried at fair value use Level 2 inputs for the determination of fair value.  These fair values are obtained primarily from independent pricing services, which use Level 2 inputs for the determination of fair value.  Our Level 2 assets are valued as follows:

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 83 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2021 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,025.9	$133.5	$14,159.4
United States Treasury securities and obligations of United States government corporations and agencies	—	202.8	—	202.8
States and political subdivisions	—	2,601.2	—	2,601.2
Foreign governments	—	93.0	—	93.0
Asset-backed securities	—	1,064.7	11.8	1,076.5
Agency residential mortgage-backed securities	—	53.1	—	53.1
Non-agency residential mortgage-backed securities	—	1,977.1	—	1,977.1
Collateralized loan obligations	—	464.1	—	464.1
Commercial mortgage-backed securities	—	1,983.2	—	1,983.2
Total fixed maturities, available for sale	—	22,465.1	145.3	22,610.4
Equity securities - corporate securities	117.9	19.7	26.8	164.4
Trading securities:
Asset-backed securities	—	7.9	—	7.9
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	89.9	5.6	95.5
Commercial mortgage-backed securities	—	126.4	12.4	138.8
Total trading securities	—	224.6	18.0	242.6
Investments held by variable interest entities - corporate securities	—	1,224.0	—	1,224.0
Other invested assets - derivatives	—	238.0	—	238.0
Assets held in separate accounts	—	4.3	—	4.3
Total assets carried at fair value by category	$117.9	$24,175.7	$190.1	$24,483.7

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,549.3	$1,549.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2021
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,345.0	$1,345.0	$1,297.7
Policy loans	—	—	121.0	121.0	121.0
Other invested assets:
Company-owned life insurance	—	205.8	—	205.8	205.8
Cash and cash equivalents:
Unrestricted	662.9	—	—	662.9	662.9
Held by variable interest entities	76.0	—	—	76.0	76.0
Liabilities:
Policyholder account liabilities	—	—	12,571.3	12,571.3	12,571.3
Investment borrowings	—	1,646.3	—	1,646.3	1,642.0
Borrowings related to variable interest entities	—	1,148.1	—	1,148.1	1,151.7
Notes payable – direct corporate obligations	—	1,293.5	—	1,293.5	1,136.6

	December 31, 2020
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,424.8	$1,424.8	$1,358.7
Policy loans	—	—	123.0	123.0	123.0
Other invested assets:
Company-owned life insurance	—	209.7	—	209.7	209.7
Cash and cash equivalents:
Unrestricted	937.8	—	—	937.8	937.8
Held by variable interest entities	54.1	—	—	54.1	54.1
Liabilities:
Policyholder account liabilities	—	—	12,540.6	12,540.6	12,540.6
Investment borrowings	—	1,648.3	—	1,648.3	1,642.5
Borrowings related to variable interest entities	—	1,141.7	—	1,141.7	1,151.8
Notes payable – direct corporate obligations	—	1,326.8	—	1,326.8	1,136.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2021 (dollars in millions):

	March 31, 2021
	Beginning balance as of December 31, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2021	Amount of total gains (losses) for the three months ended March 31, 2021 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended March 31, 2021 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$146.9	$(.1)	$(1.1)	$(.7)	$19.9	$(31.4)	$133.5	$(1.1)	$(1.4)
Asset-backed securities	14.3	(.2)	—	(.3)	—	(2.0)	11.8	—	(.3)
Non-agency residential mortgage-backed securities	1.6	—	—	—	—	(1.6)	—	—	—
Total fixed maturities, available for sale	162.8	(.3)	(1.1)	(1.0)	19.9	(35.0)	145.3	(1.1)	(1.7)
Equity securities - corporate securities	26.8	—	—	—	—	—	26.8	—	—
Trading securities:
Non-agency residential mortgage-backed securities	5.9	(.3)	(.1)	.1	—	—	5.6	—	—
Commercial mortgage-backed securities	17.0	—	(.1)	.2	—	(4.7)	12.4	(.1)	—
Total trading securities	22.9	(.3)	(.2)	.3	—	(4.7)	18.0	(.1)	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,644.5)	(68.3)	163.5	—	—	—	(1,549.3)	163.5	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended March 31, 2021 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(.1)	$—	$—	$(.1)
Asset-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	—	(.3)	—	—	(.3)
Trading securities - non-agency residential mortgage-backed securities	—	(.3)	—	—	(.3)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(41.6)	—	(52.8)	26.1	(68.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2020 (dollars in millions):

	March 31, 2020
	Beginning balance as of December 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2020	Amount of total gains (losses) for the three months ended March 31, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended March 31, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$178.8	$20.0	$(.6)	$(1.4)	$82.6	$(151.6)	$127.8	$(.6)	$(1.9)
Foreign governments	1.1	—	—	—	—	(1.1)	—	—	—
Asset-backed securities	12.6	20.3	—	(2.0)	—	—	30.9	—	(2.0)
Commercial mortgage-backed securities	—	—	—	(1.0)	8.2	—	7.2	—	(1.0)
Total fixed maturities, available for sale	192.5	40.3	(.6)	(4.4)	90.8	(152.7)	165.9	(.6)	(4.9)
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	12.5	—	(1.8)	.2	—	—	10.9	—	—
Investments held by variable interest entities - corporate securities	—	—	(2.9)	1.1	2.4	—	.6	(2.9)	1.1
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,565.4)	93.6	(76.7)	—	—	—	(1,548.5)	(76.7)	—

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

At March 31, 2021, 98 percent of our Level 3 fixed maturities, available for sale, were investment grade and 92 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2021 (dollars in millions):

	Fair value at March 31, 2021	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$12.8	Discounted cash flow analysis	Discount margins	1.94% - 4.49% (2.91%)
Asset-backed securities (c)	11.8	Discounted cash flow analysis	Discount margins	2.00%
Equity securities (d)	8.2	Recovery method	Percent of recovery expected	100%
Equity securities (e)	18.6	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (f)	138.7	Unadjusted third-party price source	Not applicable	Not applicable
Total	190.1
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (g)	1,549.3	Discounted projected embedded derivatives	Projected portfolio yields	4.12% - 4.38% (4.13%)
			Discount rates	0.00% - 3.75% (2.01%)
			Surrender rates	1.60% - 25.60% (9.40%)
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
(e)    Equity securities - For these assets, there were no adjustment to the purchase price.
(f)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources.
(g)    Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

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
(e)    Equity securities - For these assets, there were no adjustment to the purchase price.
(f)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources.
(g)    Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed index annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2021, and its consolidated results of operations for the three months ended March 31, 2021 and 2020, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the risks and uncertainties associated with the COVID-19 pandemic and the impact it may have on our business, results of operations and financial condition. For additional forward-looking information and risks related to the impact of the pandemic refer to "Liquidity and Capital Resources - Potential Future Impacts of COVID-19 Pandemic" included in Management's Discussion and Analysis of Financial Condition.

We continue to closely monitor developments relating to COVID-19 and assess its impact on our business, policyholders, agents and associates. Depending on the duration and severity of the pandemic, we foresee the potential for some adverse impacts related to, among other things, near-term sales results, insurance product margin, net investment income, invested assets, regulatory capital, liabilities for insurance products, deferred acquisition costs, the present value of future profits, and income tax assets, although the full extent to which COVID-19 impacts financial results remains uncertain.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2020 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee revenue segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Our fee and other revenue segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our wholly owned on-line benefit administration firm), DirectPath (a national provider of year-round technology-driven employee benefits management services) and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three months ending March 31, 2021 and 2020 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2021	2020
Insurance product margin
Annuity margin	$57.9	$59.5
Health margin	124.7	86.9
Life margin	27.1	44.3
Total insurance product margin	209.7	190.7
Allocated expenses	(141.1)	(136.6)
Income from insurance products	68.6	54.1
Fee income	7.3	7.8
Investment income not allocated to product lines	43.0	57.4
Expenses not allocated to product lines	(22.0)	(13.8)
Operating earnings before taxes	96.9	105.5
Income tax expense on operating income	(21.7)	(21.2)
Net operating income (a)	75.2	84.3
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	3.6	(63.7)
Net change in market value of investments recognized in earnings	(6.4)	(48.4)
Fair value changes related to agent deferred compensation plan	13.2	—
Fair value changes in embedded derivative liabilities (net of related amortization)	82.1	(66.7)
Other	.6	2.3
Net non-operating income (loss) before taxes	93.1	(176.5)
Income tax (expense) benefit:
On non-operating income (loss)	(20.9)	37.0
Valuation allowance for deferred tax assets and other tax items	—	34.0
Net non-operating income (loss)	72.2	(105.5)
Net income (loss)	$147.4	$(21.2)
Per diluted share
Net operating income	$.55	$.58
Net non-operating income (loss)	.53	(.73)
Net income (loss)	$1.08	$(.15)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) changes in the valuation allowance for deferred tax assets and other tax items; and (vi) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes (“net operating income,” a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamental performance. The table above reconciles the non-GAAP measures to the corresponding GAAP measure.

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

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2020 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Insurance product margin
Annuity:
Insurance policy income	$5.4	$5.6
Net investment income	115.7	117.4
Insurance policy benefits	(6.2)	(5.5)
Interest credited	(38.7)	(42.0)
Amortization and non-deferred commissions	(18.3)	(16.0)
Annuity margin	57.9	59.5
Health:
Insurance policy income	416.5	429.0
Net investment income	71.5	70.4
Insurance policy benefits	(306.6)	(353.8)
Amortization and non-deferred commissions	(56.7)	(58.7)
Health margin	124.7	86.9
Life:
Insurance policy income	210.5	194.1
Net investment income	35.8	34.3
Insurance policy benefits	(163.6)	(131.9)
Interest credited	(10.6)	(10.3)
Amortization and non-deferred commissions	(21.7)	(21.9)
Advertising expense	(23.3)	(20.0)
Life margin	27.1	44.3
Total insurance product margin	209.7	190.7
Allocated expenses:
Branch office expenses	(18.5)	(18.9)
Other allocated expenses	(122.6)	(117.7)
Income from insurance products	68.6	54.1
Fee income	7.3	7.8
Investment income not allocated to product lines	43.0	57.4
Expenses not allocated to product lines	(22.0)	(13.8)
Operating earnings before taxes	96.9	105.5
Income tax expense on operating income	(21.7)	(21.2)
Net operating income	$75.2	$84.3

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

Summary of Operating Results: Net operating income was $75.2 million in the first quarter of 2021, down from $84.3 million in the first quarter of 2020.

Insurance product margin was $209.7 million in the first three months of 2021, compared to $190.7 million in the first three months of 2020. Insurance product margin for the three months ended March 31, 2021, was significantly impacted by the COVID-19 pandemic. Our life margin reflected approximately $19 million of adverse mortality related to increased deaths caused by COVID-19. Our health margin reflected a favorable COVID-19 impact of approximately $40 million driven by the deferral of health care.

Allocated expenses were higher in the three months ended March 31, 2021, primarily due to investing in growth initiatives, including agent pilots, technology-driven customer experience enhancements, worksite marketing and lead generation.

The fee income segment is summarized below (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Fee income	$32.3	$28.8
Distribution and commission expenses	(25.0)	(21.0)
Total	$7.3	$7.8

The higher fee income and expenses in the first three months of 2021 is primarily due to the activity associated with DirectPath which was acquired in the first quarter of 2021.

Investment income not allocated to product lines generally fluctuates with variable investment income including income (loss) on alternative investments and prepayment and call income.

Expenses not allocated to product lines were higher in the three months ended March 31, 2021, primarily due to: (i) $5.3 million from legal and regulatory matters; and (ii) $2.5 million of transaction expenses related to the acquisition of DirectPath. The legal and regulatory matters primarily consist of an increase to our liability for claims and interest pursuant to the Global Resolution Agreement, as we have now processed and verified most of the claims provided by the third party auditor allowing us to more accurately estimate the ultimate liability.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The following summarizes total allocated and unallocated expenses adjusted for the significant items summarized above (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Expenses allocated to product lines	$141.1	$136.6
Expenses not allocated to product lines	22.0	13.8
Total	163.1	150.4
Net expenses related to legal and regulatory matters	(5.3)	—
Transaction expenses related to acquisition of DirectPath	(2.5)	—
Adjusted total	$155.3	$150.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Annuity margin:
Fixed index annuities
Insurance policy income	$3.0	$3.3
Net investment income	84.9	82.1
Insurance policy benefits	1.6	(1.0)
Interest credited	(24.9)	(26.2)
Amortization and non-deferred commissions	(16.3)	(13.8)
Margin from fixed index annuities	$48.3	$44.4
Average net insurance liabilities	$7,464.8	$6,921.4
Margin/average net insurance liabilities	2.59%	2.57%
Fixed interest annuities
Insurance policy income	$.2	$.3
Net investment income	24.4	28.1
Insurance policy benefits	(.7)	(.1)
Interest credited	(13.2)	(14.9)
Amortization and non-deferred commissions	(1.9)	(2.1)
Margin from fixed interest annuities	$8.8	$11.3
Average net insurance liabilities	$1,951.6	$2,146.2
Margin/average net insurance liabilities	1.80%	2.11%
Other annuities
Insurance policy income	$2.2	$2.0
Net investment income	6.4	7.2
Insurance policy benefits	(7.1)	(4.4)
Interest credited	(.6)	(.9)
Amortization and non-deferred commissions	(.1)	(.1)
Margin from other annuities	$.8	$3.8
Average net insurance liabilities	$512.2	$551.5
Margin/average net insurance liabilities	.62%	2.76%
Total annuity margin	$57.9	$59.5
Average net insurance liabilities	$9,928.6	$9,619.1
Margin/average net insurance liabilities	2.33%	2.47%

Margin from fixed index annuities was $48.3 million in the first quarter of 2021, compared to $44.4 million for the same period in 2020, driven primarily by growth in the block. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $7,464.8 million and $6,921.4 million in the first quarters of 2021 and 2020, respectively, driven by deposits and reinvested returns in excess of withdrawals in periods subsequent to the first quarter of 2020. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.55 percent in the first quarter of 2021, down from 4.74 percent in the first quarter of 2020. In the first quarter of 2021, we believe the margin on fixed index annuities was favorably impacted by approximately $1 million primarily due to persistency impacts indirectly related to the pandemic.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $37.7 million and $(119.9) million in the first quarters of 2021 and 2020, respectively.

Margin from fixed interest annuities was $8.8 million in the first quarter of 2021, compared to $11.3 million in 2020, driven primarily by a reduction in the size of the block. Average net insurance liabilities were $1,951.6 million in the first quarter of 2021 compared to $2,146.2 million in the first quarter of 2020, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 5.00 percent in the first quarter of 2021 from 5.24 percent in the first quarter of 2020, reflecting lower market yields.

Margin from other annuities was $.8 million in the first quarter of 2021, compared to $3.8 million in 2020. The 2020 period reflected higher than expected favorable mortality.

Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Health margin:
Supplemental health
Insurance policy income	$169.8	$169.8
Net investment income	36.1	34.9
Insurance policy benefits	(126.3)	(132.9)
Amortization and non-deferred commissions	(29.2)	(29.6)
Margin from supplemental health	$50.4	$42.2
Margin/insurance policy income	30%	25%
Medicare supplement
Insurance policy income	$181.0	$192.3
Net investment income	1.3	1.2
Insurance policy benefits	(120.0)	(136.7)
Amortization and non-deferred commissions	(24.1)	(25.4)
Margin from Medicare supplement	$38.2	$31.4
Margin/insurance policy income	21%	16%
Long-term care margin
Insurance policy income	$65.7	$66.9
Net investment income	34.1	34.3
Insurance policy benefits	(60.3)	(84.2)
Amortization and non-deferred commissions	(3.4)	(3.7)
Margin from long-term care	$36.1	$13.3
Margin/insurance policy income	55%	20%
Total health margin	$124.7	$86.9
Margin/insurance policy income	30%	20%

Margin from supplemental health business was $50.4 million in the first quarter of 2021, up 19 percent from 2020. The margin as a percentage of insurance policy income was 30% in the first quarter of 2021 compared to 25% in the prior year period. Insurance policy benefits in the first quarter of 2021 reflected better claims experience than expected which is attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. Accordingly, we estimate that the supplemental health margin in 2021 was favorably impacted by approximately $6 million primarily driven by these items relative to our expectations and previous experience prior to COVID-19.

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

Margin from Medicare supplement business was $38.2 million and $31.4 million in the first quarters of 2021 and 2020, respectively. The increase in margin on the Medicare supplement business in the 2021 period reflects favorable claim experience. Such favorable claim experience in the first quarter of 2021 is attributable to policyholders deferring health care during the pandemic which is expected to normalize and may lead to higher claim costs in future periods. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the Medicare supplement margin was favorably impacted by approximately $9 million in the first quarter of 2021. Insurance policy income was $181.0 million in the first quarter of 2021, down 5.9 percent from the first quarter of 2020, reflecting lower sales in recent periods partially offset by premium rate increases.

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

Margin from Long-term care products was $36.1 million in the first quarter of 2021, up 171 percent from the first quarter of 2020. The margin as a percentage of insurance policy income increased to 55% in the first quarter of 2021, compared to 20% in the first quarter of 2020. The margin in first quarter of 2021 benefited from lower claims incurred attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. In addition, an increase in policyholder deaths attributable to the pandemic resulted in higher than expected reserve releases. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the long-term care margin was favorably impacted by approximately $25 million in the first quarter of 2021.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Life margin:
Interest-sensitive life
Insurance policy income	$40.8	$39.6
Net investment income	12.4	11.7
Insurance policy benefits	(22.7)	(15.7)
Interest credited	(10.5)	(10.2)
Amortization and non-deferred commissions	(5.8)	(7.4)
Margin from interest-sensitive life	$14.2	$18.0
Average net insurance liabilities	$954.7	$900.1
Interest margin	$1.9	$1.5
Interest margin/average net insurance liabilities	.80%	.67%
Underwriting margin	$12.3	$16.5
Underwriting margin/insurance policy income	30%	42%
Traditional life
Insurance policy income	$169.7	$154.5
Net investment income	23.4	22.6
Insurance policy benefits	(140.9)	(116.2)
Interest credited	(.1)	(.1)
Amortization and non-deferred commissions	(15.9)	(14.5)
Advertising expense	(23.3)	(20.0)
Margin from traditional life	$12.9	$26.3
Margin/insurance policy income	8%	17%
Margin excluding advertising expense/insurance policy income	21%	30%
Total life margin	$27.1	$44.3

Margin from interest-sensitive life business was $14.2 million in the first quarter of 2021, down 21 percent from 2020. The decrease in margin in the first three months of 2021 is primarily due to higher mortality, partially offset by growth in the block due to sales in recent periods. We estimate that the unfavorable impact from death claims related to COVID-19 on the margin of this block of business was approximately $7 million in the first quarter of 2021.

The interest margin was $1.9 million and $1.5 million in the first quarters of 2021 and 2020, respectively. Net investment income in the first quarter of 2021 was slightly higher than the 2020 period. The increase in average net insurance liabilities results in higher net investment income allocated. The earned yield was 5.20 percent in both of the first quarters of 2021 and 2020. Interest credited to policyholders may be changed annually but are subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $4.8 million and $(16.6) million in the first quarters of 2021 and 2020, respectively.

Margin from traditional life business was $12.9 million in the first quarter of 2021, down 51 percent from 2020. Insurance policy income was $169.7 million in the first quarter of 2021, up 9.8 percent from the 2020 period, reflecting new sales and persistency in the block. Insurance policy benefits were $140.9 million in the first quarter of 2021, up 21 percent from the same period in 2020 due to growth in the block as well as unfavorable mortality from COVID-19. We estimate that

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
the impact from death claims related to COVID-19 increased insurance policy benefits by approximately $12 million in the first quarter of 2021.
Allocated net investment income in the 2021 period was slightly higher than the 2020 period, as the growth in the block was partially offset by lower average investment yields in the 2021 period.

Advertising expense was $23.3 million in the first quarter of 2021, up $3.3 million from the comparable period in 2020. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Collected premiums from annuity and interest-sensitive life products:
Annuities	$325.4	$292.2
Interest-sensitive life	54.5	53.1
Total collected premiums from annuity and interest-sensitive life products	$379.9	$345.3

Collected premiums from annuity and interest-sensitive products increased 10 percent in the first quarter of 2021, compared to the first quarter of 2020, primarily due to higher premium collections from fixed index products.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Net investment income	$338.2	$169.6
Allocated to product lines:
Annuity	(115.7)	(117.4)
Health	(71.5)	(70.4)
Life	(35.8)	(34.3)
Equity returns credited to policyholder account balances	(42.5)	136.5
Amounts allocated to product lines and credited to policyholder account balances	(265.5)	(85.6)
Amount related to variable interest entities and other non-operating items	(7.8)	(11.6)
Interest expense on debt	(15.5)	(13.6)
Interest expense on investment borrowings	(2.7)	(9.1)
Less amounts credited to deferred compensation plans (offsetting investment income)	(3.7)	7.7
Total adjustments	(29.7)	(26.6)
Investment income not allocated to product lines	$43.0	$57.4

The above table reconciles net investment income to investment income not allocated to product lines. Such amount will generally fluctuate from period to period based on the level of prepayment income (including call premiums); the performance of our alternative investments (which are typically reported a quarter in arrears); the earnings related to the investments underlying our COLI; and the amount of interest expense on investment borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three months ending March 31, 2021 and 2020 (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	$3.6	$(63.7)
Net change in market value of investments recognized in earnings	(6.4)	(48.4)
Fair value changes related to agent deferred compensation plan	13.2	—
Fair value changes in embedded derivative liabilities (net of related amortization)	82.1	(66.7)
Other	.6	2.3
Net non-operating income (loss) before taxes	$93.1	$(176.5)

Net realized investment gains, net of related amortization, in the first three months of 2021, were $3.6 million (net of related amortization) including the favorable change in the allowance for credit losses of $9.6 million which were recorded in earnings. Net realized investment losses in the first three months of 2020 were $63.7 million (net of related amortization) including an increase in the allowance for credit losses and other-than-temporary impairment losses of $55.4 million.

During the first three months of 2021 and 2020, we recognized a decrease in earnings of $6.4 million and $48.4 million, respectively, due to the net change in market value of investments recognized in earnings.

During the first three months of 2021, we recognized an increase in earnings of $13.2 million for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During the first three months of 2021 and 2020, we recognized an increase (decrease) in earnings of $82.1 million and $(66.7) million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. The increase in U.S. Treasury rates in the 2021 period was the primary factor in the change in estimated fair value of the embedded derivative liabilities while such U.S. Treasury rates decreased in the 2020 period.

Other non-operating items include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

•changes in mortality, morbidity, and persistency (or lapse rates) impacting insurance product margin; and

•general economic impacts, driving: (i) potential impacts on net investment income due to changes in interest rates; (ii) the potential for credit deterioration and its impact on invested assets and capital; and (iii) potential impacts to reserves and deferred acquisition costs resulting from changes in interest rates, equity valuations, and market volatility.

Given the ongoing uncertainty related to how the COVID-19 pandemic will impact our results and the continued economic impact it will have, we continue to model a range of potential outcomes taking into account these three things. The purpose of our modeling is not to predict certain outcomes, but to develop a range of potential outcomes and manage capital and liquidity in the context of outcomes within the range. We most recently updated our models for two scenarios in April 2021. These scenarios incorporate many assumptions. Actual conditions in future periods may differ materially from the assumptions used in modeling the two scenarios. In the first scenario, which assumes that vaccines are sufficient in achieving herd immunity in 2021 and the impacts of the pandemic trail off through 2021, we assumed approximately 360,000 additional deaths from the virus in 2021 in the United States and economic growth in 2021 compared to 2020. In the second scenario, which assumes that new variants of the virus emerge and the current vaccines are less effective or ineffective and the pandemic continues in the United States into 2022 and 2023, we assumed approximately 480,000 additional deaths from the virus in 2021 in the United States and lower levels of positive morbidity impact in 2021 compared to 2020. The second scenario also assumes lower gross domestic product and higher unemployment relative to the first scenario, negative alternative asset returns in 2021 and higher investment portfolio credit migration. Although the second scenario seems increasingly unlikely as COVID-19 infection rates, death rates and vaccination rates in the United States are trending favorably and the economy is improving, we continue to acknowledge the possibility that this scenario could occur.

The COVID-19 pandemic has impacted our consolidated sales volumes. In 2020, our sales of health and life insurance products (measured by new annualized premiums) across both our Consumer and Worksite Divisions decreased by 6 percent compared to 2019. The lower sales in 2020 will adversely impact our earnings in future periods. Such consolidated sales of health and life insurance products in the first quarter of 2021 were up 4 percent compared to the same period in 2020 reflecting positive sales momentum that we have experienced over the past three quarters.

In the first quarter of 2021, our Consumer Division life sales (new annualized premiums) increased by 34 percent compared to the same period in 2020. Sales of health products decreased by 18 percent compared to the same period in 2020. Collected premiums from our annuity products increased 11 percent in the first quarter of 2021 compared to the same period in 2020. As the economy has partially reopened and our customers and agents have become more accustomed to virtual transactions, overall sales in the Consumer Division have improved.

Similar to other insurance companies selling insurance products at the workplace, sales within our Worksite Division have been significantly below prior year levels. In the first quarter of 2021, our Worksite Division life and health sales (new annualized premiums) decreased 30 percent compared to the same period in 2020.

With respect to changes in mortality and morbidity, we estimate that COVID-19 could have a modestly net favorable impact on total insurance product margin during the remainder of 2021; and a modest net unfavorable impact in 2022, driven by an expected increase in healthcare claims post pandemic due to pent up demand during the pandemic. However, there remains significant uncertainty as to what may actually occur. In the first quarter of 2021, our margin on life insurance products reflected an estimated $19 million of adverse mortality impact related to COVID-19. While higher mortality claims unfavorably impacted our life product margins, our health product margins have generally benefited due to lower claims experience. We estimate the COVID-19 environment favorably impacted our health margins by approximately $40 million in the first quarter of 2021, primarily due to consumers deferring medical care treatments. We expect this trend to revert to normal

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
over time. Such deferral of care and possible long-term health complications from COVID-19 may lead to higher life and health claim costs in future periods.

We expect persistency to have a neutral impact going forward in both of our scenarios. However, there remains a possibility that high unemployment in the second scenario could translate to an increase in lapse rates in future periods. If higher lapse rates do occur, we expect that current period earnings would generally be favorably impacted but earnings in future periods would be unfavorably impacted, as the base of our inforce business would be lower.

Regarding our investment portfolio, we have evaluated a range of potential impacts from the pandemic, including impacts on credit migration, default levels, net investment income and capital. We used a range of assumptions which are market-consistent, or in-line with downside assumptions from rating agencies and generally consistent with past financial crises. We believe our earnings over the long-term will be impacted by lower interest rates consistent with the assumptions reflected in our actuarial unlocking exercises in the second and fourth quarters of 2020. Refer to "Results of Operations - Changes in Actuarial Assumptions" in our 2020 Annual Report on Form 10-K for further information related to changes in certain actuarial assumptions and their impact on our operating results.

In the first scenario, we expect investment income allocated to product lines to be flat in 2021 compared to 2020 and investment income related to alternative investments to revert to a mean annualized return of 7 percent to 8 percent, with potentially higher returns given the current economic outlook. We also expect earnings from our fee income segment to be modestly favorable in 2021 compared to 2020. Total expenses allocated and not allocated to product lines in 2021 are expected to be comparable to 2020, excluding certain significant items related to legal and regulatory matters, asset impairments and transaction expenses related to the acquisition of DirectPath.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of March 31, 2021 and December 31, 2020 was as follows (dollars in millions):

	March 31, 2021	December 31, 2020
Total capital:
Corporate notes payable	$1,136.6	$1,136.2
Shareholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	2,457.8	2,544.5
Accumulated other comprehensive income	1,518.1	2,186.1
Retained earnings	883.5	752.3
Total shareholders’ equity	4,860.7	5,484.2
Total capital	$5,997.3	$6,620.4

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2021 and as of and for the year ended December 31, 2020:

	March 31, 2021	December 31, 2020
Book value per common share	$36.75	$40.54
Book value per common share, excluding accumulated other comprehensive income (a)	25.27	24.38
Debt to total capital ratios:
Corporate debt to total capital	19.0%	17.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	25.4%	25.6%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2021, the carrying value of the FHLB common stock was $71.0 million.  As of March 31, 2021, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2021, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 407 percent at March 31, 2021, compared to 411 percent at December 31, 2020. In the first three months of 2021, our estimated consolidated statutory operating earnings were $40 million and insurance company dividends of $83.1 million were paid to the holding company. Our objective is to target a statutory RBC ratio in the 375 percent to 400 percent range over the long-term. Since the beginning of the pandemic, we have maintained a higher RBC ratio, relative to our target range, due to uncertainties surrounding the pandemic and its related economic impacts. As such uncertainties decrease over time, we expect to manage our RBC ratio within our targeted range.

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

On January 28, 2021, A.M. Best affirmed its "A-" financial strength ratings of our primary insurance subsidiaries and revised the outlook for these rating to positive from stable. The "A-" rating is assigned to companies that have an excellent ability, in A.M. Best's opinion, to meet their ongoing obligations to policyholders.  A.M. Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  A.M. Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
industry may occur in the future at any time and without notice by any rating agency.  These could increase policy surrenders and withdrawals, adversely affect relationships with our distribution channels, reduce new sales, reduce our ability to borrow and increase our future borrowing costs.

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2021, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $324.1 million. We expect to maintain a minimum of $150 million of holding company liquidity. Since the beginning of the pandemic in early 2020, we have maintained higher holding company liquidity levels, relative to our minimum target level, due to the uncertainties surrounding the pandemic and its related economic impacts. As such uncertainties decrease over time, we expect to manage our liquidity levels closer to our minimum target level of $150 million.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2021, our insurance subsidiaries paid dividends to CDOC totaling $83.1 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 348 percent at March 31, 2021.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2021, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$265.3	(a)
Colonial Penn	(391.9)	(b)
____________________
(a)Bankers Life paid dividends of $45.0 million to CLTX in the first three months of 2021. Bankers Life may pay dividends without regulatory approval or 30 days prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies.

At March 31, 2021, there are no amounts outstanding under our Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first three months of 2021, we generated $101 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. Our current estimate of free cash flow generation in 2021, combined with holding company liquidity, is expected to result in share repurchase capacity that exceeds our actual share repurchase activity in 2020. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first three months of 2021, we repurchased 4.1 million shares of common stock for $100.0 million under our securities repurchase program (including $2.2 million of repurchases settled in the second quarter of 2021). The Company had remaining repurchase authority of $169.3 million as of March 31, 2021. In May 2021, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. Also, in the first quarter of 2021, the Company purchased DirectPath (as further described in the note to the consolidated financial statements entitled "Business and Basis of Presentation") utilizing $51 million of holding company liquidity.

In the first three months of 2021, dividends declared on common stock totaled $16.2 million ($0.12 per common share). In May 2021, the Company increased its quarterly common stock dividend to $0.13 per share from $0.12 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At March 31, 2021, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$11,717.8	$1,676.6	$(48.7)	$(2.6)	$13,343.1
United States Treasury securities and obligations of United States government corporations and agencies	163.6	40.2	(1.0)	—	202.8
States and political subdivisions	2,354.3	245.4	(10.6)	(.2)	2,588.9
Foreign governments	82.1	10.8	(.1)	—	92.8
Asset-backed securities	941.9	38.6	(.9)	—	979.6
Agency residential mortgage-backed securities	48.0	5.1	—	—	53.1
Non-agency residential mortgage-backed securities	883.7	36.4	(2.0)	—	918.1
Collateralized loan obligations	462.4	2.6	(.9)	—	464.1
Commercial mortgage-backed securities	1,797.2	94.7	(3.3)	—	1,888.6
Total investment grade fixed maturities, available for sale	18,451.0	2,150.4	(67.5)	(2.8)	20,531.1
Below-investment grade (a) (b):
Corporate securities	777.0	46.5	(4.9)	(2.3)	816.3
States and political subdivisions	12.5	—	—	(.2)	12.3
Foreign governments	.2	—	—	—	.2
Asset-backed securities	96.9	2.6	(2.6)	—	96.9
Non-agency residential mortgage-backed securities	920.1	139.7	(.8)	—	1,059.0
Commercial mortgage-backed securities	93.9	2.0	(1.3)	—	94.6
Total below-investment grade fixed maturities, available for sale	1,900.6	190.8	(9.6)	(2.5)	2,079.3
Total fixed maturities, available for sale	$20,351.6	$2,341.2	$(77.1)	$(5.3)	$22,610.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2021 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$11,054.5	$12,228.4	54.1%
2	8,189.5	9,223.1	40.8
Total NAIC 1 and 2 (investment grade)	19,244.0	21,451.5	94.9
3	822.2	873.1	3.9
4	261.4	262.5	1.1
5	23.0	23.3	.1
6	1.0	—	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,107.6	1,158.9	5.1
Total	$20,351.6	$22,610.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2021 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,601.2	11.5%	$10.6	13.8%
Commercial mortgage-backed securities	1,983.2	8.8	4.6	6.0
Non-agency residential mortgage-backed securities	1,977.1	8.7	2.8	3.6
Banks	1,599.5	7.1	5.0	6.5
Insurance	1,567.7	6.9	11.5	15.0
Utilities	1,527.7	6.8	4.9	6.4
Healthcare/pharmaceuticals	1,437.7	6.4	6.6	8.5
Asset-backed securities	1,076.5	4.8	3.5	4.6
Food/beverage	961.7	4.3	3.4	4.4
Technology	855.2	3.8	4.8	6.2
Brokerage	839.0	3.7	2.5	3.3
Energy	804.3	3.6	2.8	3.6
Telecom	519.1	2.3	1.0	1.3
Transportation	516.1	2.3	.4	.5
Cable/media	478.3	2.1	1.9	2.5
Collateralized loan obligations	464.1	2.1	.9	1.1
Capital goods	435.0	1.9	—	—
Real estate/REITs	432.3	1.9	2.0	2.6
Chemicals	372.4	1.6	.2	.3
Aerospace/defense	240.8	1.1	1.4	1.8
Other	1,921.5	8.3	6.3	8.0
Total fixed maturities, available for sale	$22,610.4	100.0%	$77.1	100.0%

Below-Investment Grade Securities

At March 31, 2021, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,900.6 million, or 9.3 percent of the Company's fixed maturity portfolio (or $1,107.6 million, or 5.4 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $2,079.3 million, or 109 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first three months of 2021, the $13.8 million of realized losses on sales of $215.5 million of fixed maturity securities, available for sale were related to various corporate securities. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2020, the $21.4 million of realized losses on sales of $174.3 million of fixed maturity securities, available for sale, included: (i) $6.9 million related to various corporate securities; (ii) $11.7 million related to commercial mortgage-backed securities; and (iii) $2.8 million related to various other investments.

There were no investments sold at a loss during the first three months of 2021 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$8.0	$8.0
Due after one year through five years	45.6	44.0
Due after five years through ten years	169.4	165.9
Due after ten years	1,446.8	1,381.3
Subtotal	1,669.8	1,599.2
Structured securities	804.9	793.1
Total	$2,474.7	$2,392.3

There were no investments in our portfolio rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2021 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Insurance	$6.9	$4.0	$.6	$—	$11.5
States and political subdivisions	9.7	.9	—	—	10.6
Healthcare/pharmaceuticals	3.9	1.3	—	1.4	6.6
Banks	1.3	3.7	—	—	5.0
Utilities	2.3	2.6	—	—	4.9
Technology	1.6	3.1	—	.1	4.8
Commercial mortgage-backed securities	2.9	.4	1.3	—	4.6
Asset-backed securities	.4	.5	.2	2.4	3.5
Food/beverage	—	3.3	.1	—	3.4
Non-agency residential mortgage-backed securities	.5	1.5	.7	.1	2.8
Energy	—	.4	2.4	—	2.8
Brokerage	1.5	1.0	—	—	2.5
Real estate/REITs	1.9	.1	—	—	2.0
Cable/media	—	1.8	.1	—	1.9
Consumer products	.8	.7	.2	—	1.7
Aerospace/defense	—	1.4	—	—	1.4
Telecom	—	1.0	—	—	1.0
United States Treasury securities and obligations of United States government corporations and agencies	1.0	—	—	—	1.0
Other	1.9	3.2	—	—	5.1
Total fixed maturities, available for sale	$36.6	$30.9	$5.6	$4.0	$77.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Structured Securities

At March 31, 2021, fixed maturity investments included structured securities with an estimated fair value of $5.6 billion (or 24.6 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2021, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,038.8	$1,076.5	4.8%
Agency residential mortgage-backed securities	48.0	53.1	.2
Non-agency residential mortgage-backed securities	1,803.8	1,977.1	8.7
Collateralized loan obligations	462.4	464.1	2.1
Commercial mortgage-backed securities	1,891.1	1,983.2	8.8
Total structured securities	$5,244.1	$5,554.0	24.6%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2021	2020
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$11.8	$11.6
Fee revenue and other income	1.3	(.9)
Total revenues	13.1	10.7
Expenses:
Interest expense	5.9	10.7
Other operating expenses	.4	.3
Total expenses	6.3	11.0
Income (loss) before net realized investment gains (losses) and income taxes	6.8	(.3)
Net realized investment gains (losses)	4.1	(30.1)
Income (loss) before income taxes	$10.9	$(30.4)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of March 31, 2021 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$153.8	12.6%	$.9	11.7%
Technology	142.6	11.6	.6	8.2
Cable/media	128.5	10.5	.9	11.0
Food/beverage	94.3	7.7	.7	8.7
Capital goods	71.2	5.8	.6	7.6
Consumer products	57.8	4.7	.6	7.5
Paper	57.2	4.7	.4	4.6
Building materials	56.4	4.6	.1	1.8
Aerospace/defense	53.7	4.4	.3	4.3
Chemicals	51.1	4.2	.2	2.6
Brokerage	48.9	4.0	.2	2.8
Insurance	35.8	2.9	.2	2.7
Autos	35.1	2.9	.2	2.1
Utilities	33.1	2.7	.3	3.4
Transportation	30.9	2.5	.1	.9
Gaming	22.8	1.9	.3	3.7
Retail	18.6	1.5	.1	1.6
Business services	14.7	1.2	.1	1.7
Other	117.5	9.6	1.1	13.1
Total	$1,224.0	100.0%	$7.9	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.6	$5.7
Due after one year through five years	569.8	560.1
Due after five years through ten years	367.7	365.0
Total	$944.1	$930.8

The following summarizes the investments sold at a loss during the first three months of 2021 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Greater than or equal to 6 months and less than 12 months prior to sale	3	4.1	3.0

There were no investments in our portfolio rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis.

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes in the first three months of 2021 to such risks or our management of such risks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk.  Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2021)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	512,294	$22.70	511,805	$257.7
February 1 through February 28	1,299,969	23.44	1,212,310	229.2
March 1 through March 31	2,499,223	25.11	2,384,998	169.3
Total	4,311,486	24.32	4,109,113	169.3
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2021 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Form of restricted stock unit award agreement for 2021 under the Amended and Restated Long-Term Incentive Plan.

10.2	Form of performance stock unit award agreement for 2021 under the Amended and Restated Long-Term Incentive Plan.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 7, 2021

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)