Form 10-Q
period 2021-06-30
CNO Financial Group, Inc.
filed 2021-08-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of July 22, 2021:  127,789,178

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2021	December 31, 2020

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: June 30, 2021 - $2.3 and December 31, 2020 - $2.2; amortized cost: June 30, 2021 - $20,698.0 and December 31, 2020 - $19,921.1)	$23,806.6	$23,383.6
Equity securities at fair value	149.3	151.2
Mortgage loans (net of allowance for credit losses: June 30, 2021 - $8.3 and December 31, 2020 - $11.8)	1,276.9	1,358.7
Policy loans	120.3	123.0
Trading securities	247.0	232.0
Investments held by variable interest entities (net of allowance for credit losses: June 30, 2021 - $3.2 and December 31, 2020 - $15.1; amortized cost: June 30, 2021 - $1,239.0 and December 31, 2020 - $1,211.3)	1,233.5	1,189.4
Other invested assets	1,226.0	1,146.4
Total investments	28,059.6	27,584.3
Cash and cash equivalents - unrestricted	652.5	937.8
Cash and cash equivalents held by variable interest entities	62.3	54.1
Accrued investment income	210.7	205.8
Present value of future profits	235.2	249.4
Deferred acquisition costs	1,051.4	1,027.8
Reinsurance receivables (net of allowance for credit losses: June 30, 2021 - $4.0 and December 31, 2020 - $4.0)	4,460.9	4,584.3
Income tax assets, net	218.6	199.4
Assets held in separate accounts	4.5	4.2
Other assets	564.0	492.8
Total assets	$35,519.7	$35,339.9

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2021	December 31, 2020

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$12,840.8	$12,540.6
Future policy benefits	11,689.8	11,744.2
Liability for policy and contract claims	528.3	561.8
Unearned and advanced premiums	255.8	252.6
Liabilities related to separate accounts	4.5	4.2
Other liabilities	946.5	821.8
Investment borrowings	1,641.5	1,642.5
Borrowings related to variable interest entities	1,151.6	1,151.8
Notes payable – direct corporate obligations	1,136.9	1,136.2
Total liabilities	30,195.7	29,855.7
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2021 – 129,105,039; December 31, 2020 – 135,279,119)	1.3	1.3
Additional paid-in capital	2,383.0	2,544.5
Accumulated other comprehensive income	1,995.5	2,186.1
Retained earnings	944.2	752.3
Total shareholders' equity	5,324.0	5,484.2
Total liabilities and shareholders' equity	$35,519.7	$35,339.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Insurance policy income	$630.5	$625.3	$1,262.9	$1,254.0
Net investment income:
General account assets	282.1	231.7	564.8	512.0
Policyholder and other special-purpose portfolios	97.1	87.1	152.6	(23.6)
Realized investment gains (losses):
Net realized investment gains (losses)	25.6	27.9	13.2	(32.2)
Change in allowance for credit losses and other-than-temporary impairment losses	5.7	15.9	15.3	(39.5)
Total realized gains (losses)	31.3	43.8	28.5	(71.7)
Fee revenue and other income	32.1	26.3	70.3	60.7
Total revenues	1,073.1	1,014.2	2,079.1	1,731.4
Benefits and expenses:
Insurance policy benefits	657.4	540.3	1,116.5	1,031.1
Interest expense	24.0	28.4	48.1	61.8
Amortization	42.6	88.5	142.3	138.7
Other operating costs and expenses	247.5	251.6	480.6	465.4
Total benefits and expenses	971.5	908.8	1,787.5	1,697.0
Income before income taxes	101.6	105.4	291.6	34.4
Income tax expense (benefit):
Tax expense on period income	23.6	23.4	66.2	7.6
Valuation allowance for deferred tax assets and other tax items	—	—	—	(34.0)
Net income	$78.0	$82.0	$225.4	$60.8
Earnings per common share:
Basic:
Weighted average shares outstanding	131,016,000	143,421,000	132,578,000	144,625,000
Net income	$.59	$.57	$1.70	$.42
Diluted:
Weighted average shares outstanding	133,814,000	143,941,000	135,233,000	145,269,000
Net income	$.58	$.57	$1.67	$.42

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$78.0	$82.0	$225.4	$60.8
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	874.5	1,656.2	(323.7)	330.8
Adjustment to present value of future profits and deferred acquisition costs	(75.4)	(131.0)	8.2	5.3
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	(165.0)	(330.5)	97.5	(195.0)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	(25.0)	(15.9)	(25.5)	49.7
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income	1.3	.3	1.3	(3.1)
Other comprehensive income (loss) before tax	610.4	1,179.1	(242.2)	187.7
Income tax (expense) benefit related to items of accumulated other comprehensive income	(133.0)	(254.1)	51.6	(40.0)
Other comprehensive income (loss), net of tax	477.4	925.0	(190.6)	147.7
Comprehensive income	$555.4	$1,007.0	$34.8	$208.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, March 31, 2020	143,610	$1.4	$2,688.5	$595.2	$480.7	$3,765.8
Net income	—	—	—	—	82.0	82.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $254.1)	—	—	—	925.0	—	925.0
Common stock repurchased	(1,968)	—	(30.0)	—	—	(30.0)
Dividends on common stock	—	—	—	—	(17.4)	(17.4)
Employee benefit plans, net of shares used to pay tax withholdings	77	—	5.8	—	—	5.8
Balance, June 30, 2020	141,719	$1.4	$2,664.3	$1,520.2	$545.3	$4,731.2

Balance, March 31, 2021	132,268	$1.3	$2,457.8	$1,518.1	$883.5	$4,860.7
Net income	—	—	—	—	78.0	78.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $133.0)	—	—	—	477.4	—	477.4
Common stock repurchased	(3,491)	—	(87.4)	—	—	(87.4)
Dividends on common stock	—	—	—	—	(17.3)	(17.3)
Employee benefit plans, net of shares used to pay tax withholdings	328	—	12.6	—	—	12.6
Balance, June 30, 2021	129,105	$1.3	$2,383.0	$1,995.5	$944.2	$5,324.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	$1.5	$2,767.3	$1,372.5	$517.9	$4,659.2
Net income	—	—	—	—	60.8	60.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $40.0)	—	—	—	147.7	—	147.7
Common stock repurchased	(7,051)	(.1)	(112.9)	—	—	(113.0)
Dividends on common stock	—	—	—	—	(33.4)	(33.4)
Employee benefit plans, net of shares used to pay tax withholdings	686	—	9.9	—	—	9.9
Balance, June 30, 2020	141,719	$1.4	$2,664.3	$1,520.2	$545.3	$4,731.2

Balance, December 31, 2020	135,279	$1.3	$2,544.5	$2,186.1	$752.3	$5,484.2
Net income	—	—	—	—	225.4	225.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $51.6)	—	—	—	(190.6)	—	(190.6)
Common stock repurchased	(7,600)	—	(187.4)	—	—	(187.4)
Dividends on common stock	—	—	—	—	(33.5)	(33.5)
Employee benefit plans, net of shares used to pay tax withholdings	1,426	—	25.9	—	—	25.9
Balance, June 30, 2021	129,105	$1.3	$2,383.0	$1,995.5	$944.2	$5,324.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Insurance policy income	$1,179.1	$1,151.2
Net investment income	523.8	554.4
Fee revenue and other income	72.4	60.7
Insurance policy benefits	(839.6)	(808.2)
Interest expense	(46.3)	(63.9)
Deferrable policy acquisition costs	(142.8)	(132.4)
Other operating costs	(474.7)	(431.8)
Income taxes	(33.6)	(5.0)
Net cash from operating activities	238.3	325.0
Cash flows from investing activities:
Sales of investments	1,092.5	1,011.1
Maturities and redemptions of investments	1,554.8	912.5
Purchases of investments	(3,118.5)	(2,296.6)
Net sales (purchases) of trading securities	(18.9)	9.6
Other	(60.3)	(16.2)
Net cash used by investing activities	(550.4)	(379.6)
Cash flows from financing activities:
Issuance of common stock	17.5	3.0
Payments to repurchase common stock	(187.5)	(118.1)
Common stock dividends paid	(33.6)	(33.6)
Amounts received for deposit products	917.5	762.8
Withdrawals from deposit products	(676.8)	(654.3)
Issuance of investment borrowings:
Federal Home Loan Bank	393.7	65.3
Payments on investment borrowings:
Federal Home Loan Bank	(394.7)	(66.2)
Related to variable interest entities	(1.1)	(1.1)
Net cash provided (used) by financing activities	35.0	(42.2)
Net decrease in cash and cash equivalents	(277.1)	(96.8)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	991.9	654.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$714.8	$557.9

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

We review our available for sale fixed maturity securities with unrealized losses to determine whether such impairments are the result of credit losses. We analyze various factors to make such determinations including, but not limited to: (i) actions taken by rating agencies; (ii) default by the issuer; (iii) the significance of the decline; (iv) an assessment of our intent to sell the security before recovering the security's amortized cost; (v) an economic analysis of the issuer's industry; and (vi) the financial strength, liquidity, and recoverability of the issuer. We perform a security by security review each quarter to evaluate whether a credit loss has occurred.

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

If we intend to sell an impaired fixed maturity security, available for sale, or identify an impaired fixed maturity security, available for sale, for which it is more likely than not we will be required to sell before anticipated recovery, the difference between the fair value and the amortized cost is included in net realized investment gains (losses) and the fair value becomes the new amortized cost. The new cost basis is not adjusted for any subsequent recoveries in fair value.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2021 and December 31, 2020, were as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Net unrealized gains on investments having no allowance for credit losses	$3,113.2	$3,466.3
Unrealized losses on investments with an allowance for credit losses	(6.1)	(10.0)
Adjustment to present value of future profits (a)	(9.1)	(10.2)
Adjustment to deferred acquisition costs	(450.2)	(458.0)
Adjustment to insurance liabilities	(99.4)	(197.5)
Deferred income tax liabilities	(552.9)	(604.5)
Accumulated other comprehensive income	$1,995.5	$2,186.1
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At June 30, 2021, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(7.9) million, $(134.7) million, $(99.4) million and $52.4 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields.

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

At June 30, 2021, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$12,888.6	$2,370.5	$(13.3)	$(2.3)	$15,243.5
United States Treasury securities and obligations of United States government corporations and agencies	164.3	51.0	(.7)	—	214.6
States and political subdivisions	2,454.7	346.7	(.5)	—	2,800.9
Foreign governments	67.0	13.0	—	—	80.0
Asset-backed securities	962.5	50.8	(1.2)	—	1,012.1
Agency residential mortgage-backed securities	44.7	4.9	—	—	49.6
Non-agency residential mortgage-backed securities	1,732.3	173.2	(.2)	—	1,905.3
Collateralized loan obligations	457.8	2.5	(.7)	—	459.6
Commercial mortgage-backed securities	1,926.1	116.4	(1.5)	—	2,041.0
Total fixed maturities, available for sale	$20,698.0	$3,129.0	$(18.1)	$(2.3)	$23,806.6

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

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$237.0	$240.5
Due after one year through five years	1,081.0	1,150.7
Due after five years through ten years	1,440.6	1,584.1
Due after ten years	12,816.0	15,363.7
Subtotal	15,574.6	18,339.0
Structured securities	5,123.4	5,467.6
Total fixed maturities, available for sale	$20,698.0	$23,806.6

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2021 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$211.7	$(7.2)	$9.2	$(.1)	$220.9	$(7.3)
United States Treasury securities and obligations of United States government corporations and agencies	18.9	(.7)	—	—	18.9	(.7)
States and political subdivisions	41.7	(.5)	—	—	41.7	(.5)
Asset-backed securities	25.4	—	29.4	(1.2)	54.8	(1.2)
Non-agency residential mortgage-backed securities	37.6	(.1)	16.3	(.1)	53.9	(.2)
Collateralized loan obligations	99.3	(.4)	76.3	(.3)	175.6	(.7)
Commercial mortgage-backed securities	115.4	(.3)	59.9	(1.2)	175.3	(1.5)
Total fixed maturities, available for sale	$550.0	$(9.2)	$191.1	$(2.9)	$741.1	$(12.1)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2021, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2021 (dollars in millions):

	Corporate securities	States and political subdivisions	Total
Allowance at March 31, 2021	$4.9	$.4	$5.3
Additions for securities for which credit losses were not previously recorded	.2	—	.2
Additions for purchased securities with deteriorated credit	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(2.5)	(.4)	(2.9)
Reduction for securities sold during the period	(.3)	—	(.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—
Write-offs	—	—	—
Recoveries of previously written-off amount	—	—	—
Allowance at June 30, 2021	$2.3	$—	$2.3

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2021 (dollars in millions):

	Corporate securities	States and political subdivisions	Total
Allowance at December 31, 2020	$1.9	$.3	$2.2
Additions for securities for which credit losses were not previously recorded	1.9	.1	2.0
Additions for purchased securities with deteriorated credit	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(1.0)	(.4)	(1.4)
Reduction for securities sold during the period	(.5)	—	(.5)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—
Write-offs	—	—	—
Recoveries of previously written-off amount	—	—	—
Allowance at June 30, 2021	$2.3	$—	$2.3

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

At June 30, 2021, the mortgage loan balance was primarily comprised of commercial mortgage loans. At June 30, 2021, there were no commercial mortgage loans in process of foreclosure. At June 30, 2021, we held residential mortgage loan investments with an amortized cost and fair value of $66.3 million and $67.1 million, respectively. At June 30, 2021, there were 14 residential mortgage loans that were noncurrent with a carrying value of $4.5 million (of which, 10 such loans with a carrying value of $3.5 million were in forbearance and 4 loans with a carrying value of $1.0 million were in foreclosure). There were no other mortgage loans that were noncurrent at June 30, 2021.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2021 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2021	2020	2019	2018	2017	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$40.3	$28.5	$87.7	$113.5	$65.5	$620.5	$956.0	$1,017.6	$2,883.2
60% to less than 70%	20.0	6.0	—	8.4	10.6	77.5	122.5	125.8	189.2
70% to less than 80%	—	12.6	12.1	—	—	42.2	66.9	68.5	92.5
80% to less than 90%	—	—	—	—	—	63.5	63.5	61.3	76.5
90% or greater	—	—	—	—	—	10.0	10.0	7.8	10.7
Total	$60.3	$47.1	$99.8	$121.9	$76.1	$813.7	$1,218.9	$1,281.0	$3,252.1
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended June 30, 2021 and 2020 (dollars in millions):

	2021	2020
Allowance for credit losses at March 31	$8.8	$8.3
Current period provision for expected credit losses	(.5)	3.3
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance for credit losses at June 30	$8.3	$11.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the six months ended June 30, 2021 (dollars in millions):

Mortgage loans
Allowance for credit losses at December 31, 2020	$11.8
Current period provision for expected credit losses	(3.5)
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at June 30, 2021	$8.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Net Realized Investment Gains (Losses)

The following table sets forth the net realized investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed maturity securities, available for sale:
Gross realized gains on sale	$25.5	$26.9	$38.7	$38.8
Gross realized losses on sale	(4.4)	(29.0)	(18.2)	(50.4)
Change in allowance for credit losses and other-than-temporary impairment losses	3.0	9.2	(.1)	(16.7)
Net realized investment gains (losses) from fixed maturities	24.1	7.1	20.4	(28.3)
Equity securities, including change in fair value (a)	1.6	5.5	(.2)	(10.2)
Change in allowance for credit losses and other-than-temporary impairment losses of other investments (b)	2.7	6.7	15.4	(22.8)
Other (c)	2.9	24.5	(7.1)	(10.4)
Net realized investment gains (losses)	$31.3	$43.8	$28.5	$(71.7)
_________________
(a)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $0.4 million and $(7.6) million for the six months ended June 30, 2021 and 2020, respectively.
(b)    Changes in the allowance for credit losses includes $2.2 million and $11.9 million in the three and six months ended June 30, 2021, respectively, and $9.9 million and $(17.9) million in the three and six months ended June 30, 2020, respectively, related to investments held by variable interest entities ("VIEs").
(c)    Change in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $0.7 million and $(6.6) million in the six months ended June 30, 2021 and 2020, respectively.

During the first six months of 2021, we recognized net realized investment gains of $28.5 million, which were comprised of: (i) $13.9 million of net gains from the sales of investments; (ii) $0.2 million of losses related to equity securities, including the change in fair value; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $0.7 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $1.2 million; and (v) a decrease in the allowance for credit losses of $15.3 million.

During the first six months of 2020, we recognized net realized investment losses of $71.7 million, which were comprised of: (i) $15.2 million of net losses from the sales of investments; (ii) $10.2 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $6.9 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.1 million; and (v) an increase in the allowance for credit losses and other-than-temporary impairment losses of $39.5 million.

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

At June 30, 2021, there were no fixed maturity investments in default.

During the first six months of 2021, the $18.2 million of gross realized losses on sales of $310.7 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first six months of 2020, the $50.4 million of gross realized losses on sales of $402.4 million of fixed maturity securities, available for sale, included: (i) $15.1 million related to various corporate securities; (ii) $25.0 million related to commercial mortgage-backed securities: and (iii) $10.3 million related to various other investments.

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

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income for basic and diluted earnings per share	$78.0	$82.0	$225.4	$60.8
Shares:
Weighted average shares outstanding for basic earnings per share	131,016	143,421	132,578	144,625
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,798	520	2,655	644
Weighted average shares outstanding for diluted earnings per share	133,814	143,941	135,233	145,269

.
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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Annuity:
Insurance policy income	$4.3	$4.5	$9.7	$10.1
Net investment income	114.9	116.6	230.6	234.0
Total annuity revenues	119.2	121.1	240.3	244.1
Health:
Insurance policy income	415.4	426.5	831.9	855.5
Net investment income	71.6	70.1	143.1	140.5
Total health revenues	487.0	496.6	975.0	996.0
Life:
Insurance policy income	210.8	194.3	421.3	388.4
Net investment income	36.1	34.7	71.9	69.0
Total life revenues	246.9	229.0	493.2	457.4
Change in market values of the underlying options supporting the fixed index annuity and life products (offset by market value changes credited to policyholder balances)	76.1	50.7	118.6	(85.8)
Investment income not allocated to product lines	72.5	37.1	137.4	109.5
Fee revenue and other income:
Fee income	31.1	20.7	63.4	49.5
Amounts netted in expenses not allocated to product lines	1.8	1.7	8.6	3.5
Total segment revenues	$1,034.6	$956.9	$2,036.5	$1,774.2

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Expenses:
Annuity:
Insurance policy benefits	$1.3	$(107.7)	$7.5	$(102.2)
Interest credited	36.9	43.6	75.6	85.6
Amortization and non-deferred commissions	15.0	61.4	33.3	77.4
Total annuity expenses	53.2	(2.7)	116.4	60.8
Health:
Insurance policy benefits	323.3	359.0	629.9	712.8
Amortization and non-deferred commissions	42.8	42.1	99.5	100.8
Total health expenses	366.1	401.1	729.4	813.6
Life:
Insurance policy benefits	149.5	147.8	313.1	279.7
Interest credited	11.0	10.9	21.6	21.2
Amortization, non-deferred commissions and advertising expense	46.7	34.2	91.7	76.1
Total life expenses	207.2	192.9	426.4	377.0
Allocated expenses	141.6	128.1	282.7	264.7
Expenses not allocated to product lines	25.6	40.2	54.4	55.8
Market value changes of options credited to fixed index annuity and life policyholders	76.1	50.7	118.6	(85.8)
Amounts netted in investment income not allocated to product lines:
Interest expense	18.1	19.4	36.3	42.1
Other expenses	6.6	9.5	10.3	1.8
Expenses netted in fee revenue:
Distribution and commission expenses	24.5	15.5	49.5	36.5
Total segment expenses	919.0	854.7	1,824.0	1,566.5
Pre-tax measure of profitability:
Annuity margin	66.0	123.8	123.9	183.3
Health margin	120.9	95.5	245.6	182.4
Life margin	39.7	36.1	66.8	80.4
Total insurance product margin	226.6	255.4	436.3	446.1
Allocated expenses	(141.6)	(128.1)	(282.7)	(264.7)
Income from insurance products	85.0	127.3	153.6	181.4
Fee income	6.6	5.2	13.9	13.0
Investment income not allocated to product lines	47.8	8.2	90.8	65.6
Expenses not allocated to product lines	(23.8)	(38.5)	(45.8)	(52.3)
Operating earnings before taxes	115.6	102.2	212.5	207.7
Income tax expense on operating income	26.5	22.8	48.2	44.0
Net operating income	$89.1	$79.4	$164.3	$163.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment revenues	$1,034.6	$956.9	$2,036.5	$1,774.2
Net realized investment gains (losses)	31.3	43.8	28.5	(71.7)
Revenues related to earnings attributable to VIEs	7.2	8.7	14.1	19.4
Fee revenue related to transition services agreement	—	4.8	—	9.5
Consolidated revenues	1,073.1	1,014.2	2,079.1	1,731.4

Total segment expenses	919.0	854.7	1,824.0	1,566.5
Insurance policy benefits - fair value changes in embedded derivative liabilities	59.3	36.0	(49.8)	119.8
Amortization related to fair value changes in embedded derivative liabilities	(14.4)	(8.9)	12.6	(26.0)
Amortization related to net realized investment gains (losses)	1.3	.3	1.3	(3.1)
Expenses attributable to VIEs	6.3	9.4	12.6	20.4
Fair value changes related to agent deferred compensation plan	—	13.2	(13.2)	13.2
Expenses related to transition services agreement	—	4.1	—	6.2
Consolidated expenses	971.5	908.8	1,787.5	1,697.0
Income before tax	101.6	105.4	291.6	34.4
Income tax expense (benefit):
Tax expense on period income	23.6	23.4	66.2	7.6
Valuation allowance for deferred tax assets and other tax items	—	—	—	(34.0)
Net income	$78.0	$82.0	$225.4	$60.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2021	December 31, 2020
Assets:
Other invested assets:
Fixed index call options	$253.3	$216.7
Other	2.5	—
Reinsurance receivables	.2	1.4
Total assets	$256.0	$218.1
Liabilities:
Future policy benefits:
Fixed index products	$1,695.0	$1,644.5
Total liabilities	$1,695.0	$1,644.5

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $108 million in underlying investments held by the ceding reinsurer at June 30, 2021.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  Typically, on each policy anniversary date, a new index period begins.  We are generally able to change the participation rate at the beginning of each index period during a policy year, subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.7 billion and $2.4 billion at June 30, 2021 and December 31, 2020, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$76.0	$54.0	$119.6	$(82.7)
Net realized gains (losses):
Embedded derivative related to modified coinsurance agreement	1.8	6.1	(1.2)	.1
Insurance policy benefits:
Embedded derivative related to fixed index annuities	(60.7)	87.9	102.8	11.2
Total	$17.1	$148.0	$221.2	$(71.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2021, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2021 and December 31, 2020 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2021:
Fixed index call options	$253.3	$—	$253.3	$—	$—	$253.3
December 31, 2020:
Fixed index call options	216.7	—	216.7	—	—	216.7

REINSURANCE

The cost of reinsurance ceded totaled $54.2 million and $63.6 million in the second quarters of 2021 and 2020, respectively, and $109.0 million and $125.8 million in the first six months of 2021 and 2020, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $64.1 million and $36.2 million in the second quarters of 2021 and 2020, respectively, and $156.4 million and $142.2 million in the first six months of 2021 and 2020, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $5.0 million and $5.8 million in the second quarters of 2021 and 2020, respectively, and $10.3 million and $11.8 million in the first six months of 2021 and 2020, respectively. Insurance policy benefits related to reinsurance assumed totaled $6.7 million and $7.2 million in the second quarters of 2021 and 2020, respectively, and $15.3 million and $15.6 million in the first six months of 2021 and 2020, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Current tax expense (benefit)	$22.8	$11.7	$36.8	$(51.9)
Deferred tax expense	.8	11.7	29.4	59.5
Income tax expense calculated based on estimated annual effective tax rate	23.6	23.4	66.2	7.6
Income tax benefit on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	—	—	—	(34.0)
Total income tax expense (benefit)	$23.6	$23.4	$66.2	$(26.4)

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic, was signed into law in March 2020. Provisions in the CARES Act permitted net operating loss carryforwards ("NOLs") arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we were able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a $34.0 million tax benefit in the first six months of 2020 due to the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repealed the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Cuts and Job Act (the "Tax Reform Act")). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs. In July 2021, we received an $80 million refund from the IRS pursuant to the carryback provisions in the CARES Act.

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2021	2020
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	—	(.3)
State taxes	1.7	1.4
Estimated annual effective tax rate calculated before discrete items	22.7	22.1
Impact on effective tax rate from discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act	—	(98.8)
Effective tax rate	22.7%	(76.7)%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2021	December 31, 2020
Deferred tax assets:
Net federal operating loss carryforwards	$291.4	$339.2
Net state operating loss carryforwards	1.5	2.7
Insurance liabilities	394.6	386.4
Indirect costs allocable to self-constructed real estate assets	130.8	105.7
Other	29.8	43.0
Gross deferred tax assets	848.1	877.0
Deferred tax liabilities:
Investments	(40.2)	(29.5)
Present value of future profits and deferred acquisition costs	(124.3)	(133.8)
Accumulated other comprehensive income	(551.9)	(604.3)
Gross deferred tax liabilities	(716.4)	(767.6)
Net deferred tax assets	131.7	109.4
Current income taxes prepaid	86.9	90.0
Income tax assets, net	$218.6	$199.4

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At June 30, 2021, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $131.7 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.64 percent at June 30, 2021), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2021, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.4 billion of federal NOLs as of June 30, 2021, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$801.0
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,387.6

Our life NOLs were fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $1.5 million and $2.7 million at June 30, 2021 and December 31, 2020, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The IRS is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2020. The Company’s various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021	December 31, 2020
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(13.1)	(13.8)
Direct corporate obligations	$1,136.9	$1,136.2

Revolving Credit Agreement
On July 16, 2021, the Company amended and restated its $250.0 million revolving credit agreement (as so amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement, among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 22.4 percent at June 30, 2021); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,328.5 million at June 30, 2021 compared to the minimum requirement of $2,691.2 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the eurodollar rate or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the eurodollar rate, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating and the Revolving Credit Agreement includes updated LIBOR fallback provisions. There were no amounts outstanding under the Revolving Credit Agreement during the six months ended June 30, 2021.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2021, the carrying value of the FHLB common stock was $71.0 million.  As of June 30, 2021, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at June 30, 2021, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2021
$27.1	August 2021	Fixed rate – 2.550%
10.0	June 2022	Variable rate – .737%
50.0	July 2022	Variable rate – .558%
50.0	August 2022	Variable rate – .560%
50.0	December 2022	Variable rate – .435%
50.0	December 2022	Variable rate – .435%
22.0	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – .465%
100.0	July 2023	Variable rate – .472%
100.0	April 2024	Variable rate – .366%
50.0	May 2024	Variable rate – .548%
22.0	May 2024	Variable rate – .360%
50.0	May 2024	Variable rate – .625%
75.0	June 2024	Variable rate – .456%
100.0	July 2024	Variable rate – .504%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – .690%
15.0	July 2024	Variable rate – .627%
25.0	September 2024	Variable rate – .733%
21.7	May 2025	Variable rate – .450%
19.2	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – .400%
100.0	October 2025	Variable rate – .605%
100.0	October 2025	Variable rate – .616%
57.7	October 2025	Variable rate – .537%
50.0	November 2025	Variable rate – .533%
50.0	January 2026	Variable rate – .512%
50.0	January 2026	Variable rate – .499%
100.0	January 2026	Variable rate – .535%
21.8	May 2026	Variable rate – .425%
50.0	May 2026	Variable rate – .320%
$1,641.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At June 30, 2021, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $3.8 million.

Interest expense of $5.2 million and $14.9 million in the first six months of 2021 and 2020, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first six months of 2021, we repurchased 7.6 million shares of common stock for $187.4 million (including $5.0 million of repurchases settled in the third quarter of 2021) under our securities repurchase program. In May 2021, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. The Company had remaining repurchase authority of $581.9 million as of June 30, 2021.

In the first six months of 2021, dividends declared on common stock totaled $33.5 million ($0.25 per common share). In May 2021, the Company increased its quarterly common stock dividend to $0.13 per share from $0.12 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $8.2 million and $6.5 million during the six months ended June 30, 2021 and 2020, respectively.  Amounts amortized totaled $7.1 million and $8.7 million during the six months ended June 30, 2021 and 2020, respectively.  The unamortized balance of deferred sales inducements was $60.5 million and $59.4 million at June 30, 2021 and December 31, 2020, respectively.

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

Adopted Accounting Standards

In June 2016, the FASB issued authoritative guidance related to the measurement of credit losses on financial instruments. The new guidance replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The guidance requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of credit losses on available for sale debt securities is not impacted except that credit losses are required to be presented as an

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

allowance rather than as a writedown. The guidance was effective for the Company on January 1, 2020. The impact of adoption, using the modified retrospective approach, was as follows (dollars in millions):

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$225.4	$60.8
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	160.2	156.4
Income taxes	32.5	(31.4)
Insurance liabilities	190.9	123.1
Accrual, amortization and fair value changes included in investment income	(193.6)	66.0
Deferral of policy acquisition costs	(142.8)	(132.4)
Net realized investment losses	(28.5)	71.7
Other	(5.8)	10.8
Net cash from operating activities	$238.3	$325.0

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2021	2020
Amounts related to employee benefit plans	$13.6	$10.1

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2021
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,233.5	$—	$1,233.5
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	62.3	—	62.3
Accrued investment income	1.6	—	1.6
Income tax assets, net	8.0	—	8.0
Other assets	16.6	(.9)	15.7
Total assets	$1,322.0	$(114.7)	$1,207.3
Liabilities:
Other liabilities	$90.3	$(4.3)	$86.0
Borrowings related to variable interest entities	1,151.6	—	1,151.6
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,368.0	$(130.4)	$1,237.6

	December 31, 2020
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,189.4	$—	$1,189.4
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	54.1	—	54.1
Accrued investment income	1.7	—	1.7
Income tax assets, net	10.4	—	10.4
Other assets	3.3	(.9)	2.4
Total assets	$1,258.9	$(114.7)	$1,144.2
Liabilities:
Other liabilities	$36.3	$(4.8)	$31.5
Borrowings related to variable interest entities	1,151.8	—	1,151.8
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,314.2	$(130.9)	$1,183.3

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2021, such loans had an amortized cost of $1,239.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

million; gross unrealized gains of $3.3 million; gross unrealized losses of $5.6 million; allowance for credit losses of $3.2 million; and an estimated fair value of $1,233.5 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended June 30, 2021 and 2020 (dollars in millions):

	2021	2020
Allowance at March 31	$5.4	$37.7
Additions for securities for which credit losses were not previously recorded	.1	5.8
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	(1.0)	(14.7)
Reduction for securities sold during the period	(1.3)	(1.1)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at June 30	$3.2	$27.7

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the six months ended June 30, 2021 (dollars in millions):

Corporate securities
Allowance at December 31, 2020	$15.1
Additions for securities for which credit losses were not previously recorded	.6
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(3.5)
Reduction for securities sold during the period	(9.0)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at June 30, 2021	$3.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$634.0	$628.7
Due after five years through ten years	605.0	604.8
Total	$1,239.0	$1,233.5

During the first six months of 2021, the VIEs recognized net realized investment gains of $5.1 million which were comprised of: (i) $6.8 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $11.9 million. Such net realized losses included gross realized losses of $7.0 million from the sale of $43.7 million of investments. During the first six months of 2020, the VIEs recognized net realized investment losses of $21.3 million which were comprised of: (i) $3.4 million of net losses from the sales of fixed maturities; and (ii) a $17.9 million increase in the allowance for credit losses. Such net realized losses included gross realized losses of $3.4 million from the sale of $22.2 million of investments.

At June 30, 2021, there were no fixed maturity investments held by the VIEs in default.

At June 30, 2021, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $354.3 million and gross unrealized losses not deemed to have credit losses of $1.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $336.0 million and gross unrealized losses not deemed to have credit losses of $3.6 million that had been in an unrealized loss position for twelve months or greater.

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

At June 30, 2021, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $591.6 million (classified as other invested assets).  At June 30, 2021, we had unfunded commitments to these partnerships totaling $163.6 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 82 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2021 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,161.0	$82.5	$15,243.5
United States Treasury securities and obligations of United States government corporations and agencies	—	214.6	—	214.6
States and political subdivisions	—	2,800.9	—	2,800.9
Foreign governments	—	80.0	—	80.0
Asset-backed securities	—	1,000.1	12.0	1,012.1
Agency residential mortgage-backed securities	—	49.6	—	49.6
Non-agency residential mortgage-backed securities	—	1,905.3	—	1,905.3
Collateralized loan obligations	—	459.6	—	459.6
Commercial mortgage-backed securities	—	2,041.0	—	2,041.0
Total fixed maturities, available for sale	—	23,712.1	94.5	23,806.6
Equity securities - corporate securities	102.5	19.8	27.0	149.3
Trading securities:
Asset-backed securities	—	7.9	—	7.9
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	85.3	4.8	90.1
Commercial mortgage-backed securities	—	136.0	12.6	148.6
Total trading securities	—	229.6	17.4	247.0
Investments held by variable interest entities - corporate securities	—	1,233.5	—	1,233.5
Other invested assets - derivatives	—	255.8	—	255.8
Assets held in separate accounts	—	4.5	—	4.5
Total assets carried at fair value by category	$102.5	$25,455.3	$138.9	$25,696.7

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,695.0	$1,695.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2021
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,348.1	$1,348.1	$1,276.9
Policy loans	—	—	120.3	120.3	120.3
Other invested assets:
Company-owned life insurance	—	207.9	—	207.9	207.9
Cash and cash equivalents:
Unrestricted	652.5	—	—	652.5	652.5
Held by variable interest entities	62.3	—	—	62.3	62.3
Liabilities:
Policyholder account liabilities	—	—	12,840.8	12,840.8	12,840.8
Investment borrowings	—	1,645.3	—	1,645.3	1,641.5
Borrowings related to variable interest entities	—	1,149.6	—	1,149.6	1,151.6
Notes payable – direct corporate obligations	—	1,323.5	—	1,323.5	1,136.9

	December 31, 2020
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,424.8	$1,424.8	$1,358.7
Policy loans	—	—	123.0	123.0	123.0
Other invested assets:
Company-owned life insurance	—	209.7	—	209.7	209.7
Cash and cash equivalents:
Unrestricted	937.8	—	—	937.8	937.8
Held by variable interest entities	54.1	—	—	54.1	54.1
Liabilities:
Policyholder account liabilities	—	—	12,540.6	12,540.6	12,540.6
Investment borrowings	—	1,648.3	—	1,648.3	1,642.5
Borrowings related to variable interest entities	—	1,141.7	—	1,141.7	1,151.8
Notes payable – direct corporate obligations	—	1,326.8	—	1,326.8	1,136.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2021 (dollars in millions):

	June 30, 2021
	Beginning balance as of March 31, 2021	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2021	Amount of total gains (losses) for the three months ended June 30, 2021 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended June 30, 2021 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$133.5	$—	$(1.1)	$3.4	$—	$(53.3)	$82.5	$(1.1)	$2.9
Asset-backed securities	11.8	(.1)	—	.3	—	—	12.0	—	.3
Total fixed maturities, available for sale	145.3	(.1)	(1.1)	3.7	—	(53.3)	94.5	(1.1)	3.2
Equity securities - corporate securities	26.8	.2	—	—	—	—	27.0	—	—
Trading securities:
Non-agency residential mortgage-backed securities	5.6	(.8)	—	—	—	—	4.8	—	(.2)
Commercial mortgage-backed securities	12.4	—	—	.2	—	—	12.6	—	—
Total trading securities	18.0	(.8)	—	.2	—	—	17.4	—	(.2)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,549.3)	(85.0)	(60.7)	—	—	—	(1,695.0)	(60.7)	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the three months ended June 30, 2021 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale - asset-backed securities	$—	$(.1)	$—	$—	$(.1)
Equity securities - corporate securities	.2	—	—	—	.2
Trading securities - non-agency residential mortgage-backed securities	—	(.8)	—	—	(.8)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(44.3)	—	(57.1)	16.4	(85.0)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2021 (dollars in millions):

	June 30, 2021
	Beginning balance as of December 31, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2021	Amount of total gains (losses) for the six months ended June 30, 2021 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the six months ended June 30, 2021 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$146.9	$(.1)	$(.2)	$1.2	$6.1	$(71.4)	$82.5	$(.2)	$.2
Asset-backed securities	14.3	(.3)	—	—	—	(2.0)	12.0	—	—
Non-agency residential mortgage-backed securities	1.6	—	—	—	—	(1.6)	—	—	—
Total fixed maturities, available for sale	162.8	(.4)	(.2)	1.2	6.1	(75.0)	94.5	(.2)	.2
Equity securities - corporate securities	26.8	.2	—	—	—	—	27.0	—	—
Trading securities:
Non-agency residential mortgage-backed securities	5.9	(1.1)	(.2)	.2	—	—	4.8	(.2)	—
Commercial mortgage-backed securities	17.0	—	(.1)	.4	—	(4.7)	12.6	(.1)	—
Total trading securities	22.9	(1.1)	(.3)	.6	—	(4.7)	17.4	(.3)	—
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,644.5)	(153.3)	102.8	—	—	—	(1,695.0)	102.8	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset or liability but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities and changes to embedded derivative instruments related to insurance products resulting from the issuance of new contracts, or changes to existing contracts.  The following summarizes such activity for the six months ended June 30, 2021 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(.1)	$—	$—	$(.1)
Asset-backed securities	—	(.3)	—	—	(.3)
Total fixed maturities, available for sale	—	(.4)	—	—	(.4)
Equity securities - corporate securities	.2	—	—	—	.2
Trading securities - non-agency residential mortgage-backed securities	—	(1.1)	—	—	(1.1)
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(85.9)	—	(109.9)	42.5	(153.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2020 (dollars in millions):

	June 30, 2020
	Beginning balance as of March 31, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2020	Amount of total gains (losses) for the three months ended June 30, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended June 30, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$(.1)	$(.1)	$8.3	$9.0	$(30.7)	$114.2	$(.1)	$7.8
Asset-backed securities	30.9	(.1)	—	(.6)	—	(17.6)	12.6	—	(.6)
Commercial mortgage-backed securities	7.2	(1.2)	(6.9)	.9	—	—	—	—	—
Total fixed maturities, available for sale	165.9	(1.4)	(7.0)	8.6	9.0	(48.3)	126.8	(.1)	7.2
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	10.9	—	.9	.2	—	—	12.0	.9	—
Investments held by variable interest entities - corporate securities	.6	—	—	.1	.3	(.6)	.4	—	.1
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,548.5)	(66.3)	87.9	—	—	—	(1,526.9)	87.9	—

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2020 (dollars in millions):

	June 30, 2020
	Beginning balance as of December 31, 2019	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2020	Amount of total gains (losses) for the six months ended June 30, 2020 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the six months ended June 30, 2020 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$178.8	$(2.3)	$—	$5.8	$81.5	$(149.6)	$114.2	$(.1)	$4.6
Foreign governments	1.1	—	—	—	—	(1.1)	—	—	—
Asset-backed securities	12.6	(.3)	—	.3	—	—	12.6	—	.3
Total fixed maturities, available for sale	192.5	(2.6)	—	6.1	81.5	(150.7)	126.8	(.1)	4.9
Equity securities - corporate securities	8.3	—	—	—	—	—	8.3	—	—
Trading securities - commercial mortgage-backed securities	12.5	—	(.8)	.3	—	—	12.0	(.8)	—
Investments held by variable interest entities - corporate securities	—	—	—	.1	.3	—	.4	—	.1
Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	(1,565.4)	27.3	11.2	—	—	—	(1,526.9)	11.2	—

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

At June 30, 2021, 97 percent of our Level 3 fixed maturities, available for sale, were investment grade and 87 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2021 (dollars in millions):

	Fair value at June 30, 2021	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$5.3	Discounted cash flow analysis	Discount margins	3.28% - 4.49% (3.33%)
Asset-backed securities (c)	12.0	Discounted cash flow analysis	Discount margins	1.70%
Equity securities (d)	8.3	Recovery method	Percent of recovery expected	100.00%
Equity securities (e)	18.7	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (f)	94.6	Unadjusted third-party price source	Not applicable	Not applicable
Total	138.9
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (g)	1,695.0	Discounted projected embedded derivatives	Projected portfolio yields	4.12% - 4.38% (4.13%)
			Discount rates	0.00% - 3.30% (1.69%)
			Surrender rates	1.60% - 25.60% (9.40%)
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
(e)    Equity securities - For these assets, there were no adjustments to the purchase price.
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
(e)    Equity securities - For these assets, there were no adjustments to the purchase price.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at June 30, 2021, and its consolidated results of operations for the six months ended June 30, 2021 and 2020, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year, especially when considering the net favorable mortality/morbidity impacts associated with the COVID-19 pandemic and the strong investment income results from alternative investments that we have experienced in the first two quarters of 2021. For additional forward-looking information and risks related to the impact of the pandemic refer to "Liquidity and Capital Resources - Potential Future Impacts of COVID-19 Pandemic" included in Management's Discussion and Analysis of Financial Condition.

We continue to closely monitor developments relating to COVID-19 and assess its impact on our business, policyholders, agents and associates. Depending on the duration and severity of new variants of COVID-19, we foresee the potential for some adverse impacts related to, among other things, near-term sales results, insurance product margin, net investment income, invested assets, regulatory capital, liabilities for insurance products, deferred acquisition costs, the present value of future profits, and income tax assets, although the full extent to which COVID-19 impacts financial results remains uncertain.

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

While we have implemented risk management and contingency plans and taken other precautions with respect to the COVID-19 pandemic, such measures may not adequately protect our business from the full impacts of the pandemic. Currently, most of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business.

In addition, the pandemic and its impact on the economy and financial markets could materially adversely affect our business, results of operations, investment portfolio or financial condition. We will continue reviewing accounting estimates, asset valuations and various financial scenarios for capital and liquidity; however, in light of evolving health, economic, governmental, social, and other factors, there remains uncertainty over the ultimate impact of COVID-19 and actions taken in response to it on our business, results of operations, investment portfolio and financial condition.

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

•the ongoing COVID-19 pandemic and the resulting financial market, economic and other impacts, including the deferral of healthcare by policyholders and the potential for increased claim costs in the future as a result, could adversely affect our business, results of operations, financial condition and liquidity;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment. By creating a dedicated Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our recent acquisitions of WBD and DirectPath. Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment. In addition, the Worksite Division is increasing its recruiting efforts to rebuild its agent force which was adversely impacted by the COVID-19 pandemic.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three and six months ending June 30, 2021 and 2020 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Insurance product margin
Annuity margin	$66.0	$123.8	$123.9	$183.3
Health margin	120.9	95.5	245.6	182.4
Life margin	39.7	36.1	66.8	80.4
Total insurance product margin	226.6	255.4	436.3	446.1
Allocated expenses	(141.6)	(128.1)	(282.7)	(264.7)
Income from insurance products	85.0	127.3	153.6	181.4
Fee income	6.6	5.2	13.9	13.0
Investment income not allocated to product lines	47.8	8.2	90.8	65.6
Expenses not allocated to product lines	(23.8)	(38.5)	(45.8)	(52.3)
Operating earnings before taxes	115.6	102.2	212.5	207.7
Income tax expense on operating income	(26.5)	(22.8)	(48.2)	(44.0)
Net operating income (a)	89.1	79.4	164.3	163.7
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	24.3	12.3	27.9	(51.4)
Net change in market value of investments recognized in earnings	5.7	31.2	(.7)	(17.2)
Fair value changes related to agent deferred compensation plan	—	(13.2)	13.2	(13.2)
Fair value changes in embedded derivative liabilities (net of related amortization)	(44.9)	(27.1)	37.2	(93.8)
Other	.9	—	1.5	2.3
Net non-operating income (loss) before taxes	(14.0)	3.2	79.1	(173.3)
Income tax (expense) benefit:
On non-operating income (loss)	2.9	(.6)	(18.0)	36.4
Valuation allowance for deferred tax assets and other tax items	—	—	—	34.0
Net non-operating income (loss)	(11.1)	2.6	61.1	(102.9)
Net income	$78.0	$82.0	$225.4	$60.8
Per diluted share
Net operating income	$.66	$.55	$1.22	$1.13
Net non-operating income (loss)	(.08)	.02	.45	(.71)
Net income	$.58	$.57	$1.67	$.42

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
CHANGES IN ACTUARIAL ASSUMPTIONS IN THE SECOND QUARTER OF 2020

In the second quarter of 2020, our expectation regarding future new money interest rates changed and we performed an actuarial unlocking exercise to reflect our assumption that average new money rates would remain flat at 4 percent for the long-term. This change and the related impacts to persistency assumptions had a $45.6 million unfavorable impact on pre-tax earnings. As part of the actuarial unlocking exercise, we also changed our assumptions related to the future option costs we incur in providing benefits on fixed index annuities which had a favorable impact on pre-tax earnings of $91.5 million. These future option costs represent the estimated cost we will incur to purchase a series of annual forward options over the duration of the policy that back the potential return based on a percentage of the amount of increase in the value of the appropriate index. When interest rates decrease, we are permitted (subject to policy minimums) to decrease this benefit, thereby lowering the option costs. The magnitude of the offsetting impacts of the change in new money rate and the change in future option costs had significantly different impacts on our results in 2020. These results are consistent with the different accounting requirements for insurance intangibles and the embedded derivatives related to the future option budgets for our fixed index annuity products. The impact of these changes in assumptions is summarized below (dollars in millions):

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Insurance product margin
Annuity:
Insurance policy income	$4.3	$4.5	$9.7	$10.1
Net investment income	114.9	116.6	230.6	234.0
Insurance policy benefits	(1.3)	107.7	(7.5)	102.2
Interest credited	(36.9)	(43.6)	(75.6)	(85.6)
Amortization and non-deferred commissions	(15.0)	(61.4)	(33.3)	(77.4)
Annuity margin	66.0	123.8	123.9	183.3
Health:
Insurance policy income	415.4	426.5	831.9	855.5
Net investment income	71.6	70.1	143.1	140.5
Insurance policy benefits	(323.3)	(359.0)	(629.9)	(712.8)
Amortization and non-deferred commissions	(42.8)	(42.1)	(99.5)	(100.8)
Health margin	120.9	95.5	245.6	182.4
Life:
Insurance policy income	210.8	194.3	421.3	388.4
Net investment income	36.1	34.7	71.9	69.0
Insurance policy benefits	(149.5)	(147.8)	(313.1)	(279.7)
Interest credited	(11.0)	(10.9)	(21.6)	(21.2)
Amortization and non-deferred commissions	(21.8)	(18.0)	(43.5)	(39.9)
Advertising expense	(24.9)	(16.2)	(48.2)	(36.2)
Life margin	39.7	36.1	66.8	80.4
Total insurance product margin	226.6	255.4	436.3	446.1
Allocated expenses:
Branch office expenses	(16.2)	(15.1)	(34.7)	(34.0)
Other allocated expenses	(125.4)	(113.0)	(248.0)	(230.7)
Income from insurance products	85.0	127.3	153.6	181.4
Fee income	6.6	5.2	13.9	13.0
Investment income not allocated to product lines	47.8	8.2	90.8	65.6
Expenses not allocated to product lines	(23.8)	(38.5)	(45.8)	(52.3)
Operating earnings before taxes	115.6	102.2	212.5	207.7
Income tax expense on operating income	(26.5)	(22.8)	(48.2)	(44.0)
Net operating income	$89.1	$79.4	$164.3	$163.7

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

Summary of Operating Results: Net operating income was $89.1 million in the second quarter of 2021, up from $79.4 million in the second quarter of 2020, and was $164.3 million in the first six months of 2021, up from $163.7 million in the first six months of 2020.

Insurance product margin was $226.6 million in the second quarter of 2021, compared to $255.4 million in the second quarter of 2020, and was $436.3 million in the first six months of 2021, compared to $446.1 million in the first six months of 2020. Insurance product margin has been significantly impacted by the COVID-19 pandemic. Our life margin reflected adverse mortality related to increased deaths caused by COVID-19 of approximately $11 million and $14 million in the second quarters of 2021 and 2020, respectively, and $30 million and $14 million in the first six months of 2021 and 2020, respectively. Our health margin reflected favorable COVID-19 impacts driven by the deferral of health care of approximately $30 million and $4 million in the second quarters of 2021 and 2020, respectively, and $70 million and $4 million in the first six months of 2021 and 2020, respectively. In addition, insurance product margin for the three and six months ended June 30, 2020, was significantly impacted by changes in our actuarial assumptions as further described above under the caption "Changes in Actuarial Assumptions in the Second Quarter of 2020".

The fee income segment is summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Fee income	$31.1	$20.7	$63.4	$49.5
Operating costs and expenses	(24.5)	(15.5)	(49.5)	(36.5)
Total	$6.6	$5.2	$13.9	$13.0

The higher fee income and expenses in the three and six months ending June 30, 2021 is due to the activity associated with DirectPath which was acquired in the first quarter of 2021, growth in our broker-dealer business and higher sales of third-party insurance products.

Investment income not allocated to product lines generally fluctuates from period to period based on the level of prepayment income (including call premiums) and trading account income; the performance of our alternative investments (which are typically reported a quarter in arrears); the earnings related to the investments underlying our COLI; and the amount of interest expense on investment borrowings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Allocated expenses in the 2021 periods include higher variable expenses related to sales production. Certain costs in the 2020 periods were allocated to a transition services agreement with a third party that was completed in the third quarter of 2020, favorably impacting allocated expenses in the six months ended June 30, 2020. Both allocated and unallocated expenses include higher incentive compensation expense related to business outperformance in the first half of 2021. Expenses not allocated to product lines include certain significant items related to legal and regulatory matters and transaction expenses related to the acquisition of DirectPath. In the three months ended June 30, 2020, the legal and regulatory matters consist of an increase to our liability for claims and interest pursuant to the Global Resolution Agreement.

The following summarizes total allocated and unallocated expenses adjusted for the significant items summarized above (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Expenses allocated to product lines	$141.6	$128.1	$282.7	$264.7
Expenses not allocated to product lines	23.8	38.5	45.8	52.3
Total	165.4	166.6	328.5	317.0
Net expenses related to significant legal and regulatory matters	(4.5)	(23.5)	(9.8)	(23.5)
Transaction expenses related to acquisition of DirectPath	—	—	(2.5)	—
Adjusted total	$160.9	$143.1	$316.2	$293.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Annuity margin:
Fixed index annuities
Insurance policy income	$3.3	$2.6	$6.3	$5.9
Net investment income	84.9	82.9	169.8	165.0
Insurance policy benefits	3.8	104.1	5.4	103.1
Interest credited	(23.4)	(28.3)	(48.3)	(54.5)
Amortization and non-deferred commissions	(13.3)	(49.6)	(29.6)	(63.4)
Margin from fixed index annuities	$55.3	$111.7	$103.6	$156.1
Average net insurance liabilities	$7,643.4	$7,056.3	$7,554.1	$6,988.9
Margin/average net insurance liabilities	2.89%	6.33%	2.74%	4.47%
Fixed interest annuities
Insurance policy income	$.1	$.1	$.3	$.4
Net investment income	23.7	26.8	48.1	54.9
Insurance policy benefits	.2	—	(.5)	(.1)
Interest credited	(12.8)	(14.4)	(26.0)	(29.3)
Amortization and non-deferred commissions	(1.7)	(11.7)	(3.6)	(13.8)
Margin from fixed interest annuities	$9.5	$.8	$18.3	$12.1
Average net insurance liabilities	$1,899.5	$2,088.2	$1,925.5	$2,117.2
Margin/average net insurance liabilities	2.00%	.15%	1.90%	1.14%
Other annuities
Insurance policy income	$.9	$1.8	3.1	$3.8
Net investment income	6.3	6.9	12.7	14.1
Insurance policy benefits	(5.3)	3.6	(12.4)	(.8)
Interest credited	(.7)	(.9)	(1.3)	(1.8)
Amortization and non-deferred commissions	—	(.1)	(.1)	(.2)
Margin from other annuities	$1.2	$11.3	$2.0	$15.1
Average net insurance liabilities	$506.8	$533.5	$509.5	$542.5
Margin/average net insurance liabilities	.95%	8.47%	.79%	5.57%
Total annuity margin	$66.0	$123.8	$123.9	$183.3
Average net insurance liabilities	$10,049.7	$9,678.0	$9,989.1	$9,648.6
Margin/average net insurance liabilities	2.63%	5.12%	2.48%	3.80%

Margin from fixed index annuities was $55.3 million in the second quarter of 2021 compared to $111.7 million in the second quarter of 2020, and was $103.6 million in the first six months of 2021 compared to $156.1 million in the first six months of 2020. The margin in the 2020 periods reflects the favorable impact of $60.9 million related to the actuarial assumption changes previously discussed. Excluding such favorable impact in the 2020 periods, the margin from fixed index annuities increased $4.5 million and $8.4 million in the three and six months ended June 30, 2021, respectively, compared to the same 2020 periods driven primarily by growth in the block and favorable reserve impacts driven by market conditions. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $7,643.4 million and $7,056.3 million in the second quarters of 2021 and 2020, respectively, and were $7,554.1 million and $6,988.9 million in the first six months of 2021 and 2020, respectively, driven by deposits and reinvested returns in excess of withdrawals in periods subsequent to the second quarter of 2020. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.44 percent in the second quarter of 2021 down from 4.70

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
percent in the second quarter of 2020, and was 4.50 percent in the first six months of 2021 down from 4.72 percent in the first six months of 2020. We believe the margin on fixed index annuities was favorably impacted by approximately $2 million and $3 million in the three and six months ended June 30, 2021, respectively, and by approximately $4 million in the second quarter of 2020, primarily due to persistency impacts indirectly related to the pandemic.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $68.3 million and $44.9 million in the second quarters of 2021 and 2020, respectively, and were $106.0 million and $(75.0) million in the first six months of 2021 and 2020, respectively.

Margin from fixed interest annuities was $9.5 million in the second quarter of 2021 compared to $.8 million in the second quarter of 2020, and was $18.3 million in the first six months of 2021 compared to $12.1 million in the first six months of 2020. The margin in the 2020 periods reflects the unfavorable impact of $9.4 million related to the actuarial assumption changes previously discussed. Excluding such unfavorable impact in the 2020 periods, the margin from fixed interest annuities decreased $.7 million and $3.2 million in the three and six months ended June 30, 2021, respectively, compared to the 2020 periods driven primarily by a reduction in the size of the block. Average net insurance liabilities were $1,899.5 million in the second quarter of 2021 compared to $2,088.2 million in the second quarter of 2020, and were $1,925.5 million in the first six months of 2021 compared to $2,117.2 million in the first six months of 2020, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 4.99 percent in the second quarter of 2021 from 5.13 percent in the second quarter of 2020, and to 5.00 percent in the first six months of 2021 from 5.19 percent in the first six months of 2020, reflecting lower market yields.

Margin from other annuities was $1.2 million in the second quarter of 2021 compared to $11.3 million in the second quarter of 2020, and was $2.0 million in the first six months of 2021 compared to $15.1 million in the first six months of 2020. Annuitant mortality, unrelated to COVID-19, on contracts with life contingencies resulted in a decrease in insurance liabilities and insurance policy benefits of $9.8 million in the second quarter of 2020.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Health Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Health margin:
Supplemental health
Insurance policy income	$170.0	$169.8	$339.8	$339.6
Net investment income	36.3	34.9	72.4	69.8
Insurance policy benefits	(130.9)	(138.1)	(257.2)	(271.0)
Amortization and non-deferred commissions	(27.9)	(26.2)	(57.1)	(55.8)
Margin from supplemental health	$47.5	$40.4	$97.9	$82.6
Margin/insurance policy income	28%	24%	29%	24%
Medicare supplement
Insurance policy income	$179.7	$190.3	$360.7	$382.6
Net investment income	1.3	1.2	2.6	2.4
Insurance policy benefits	(123.0)	(136.6)	(243.0)	(273.3)
Amortization and non-deferred commissions	(12.3)	(13.0)	(36.4)	(38.4)
Margin from Medicare supplement	$45.7	$41.9	$83.9	$73.3
Margin/insurance policy income	25%	22%	23%	19%
Long-term care margin
Insurance policy income	$65.7	$66.4	$131.4	$133.3
Net investment income	34.0	34.0	68.1	68.3
Insurance policy benefits	(69.4)	(84.3)	(129.7)	(168.5)
Amortization and non-deferred commissions	(2.6)	(2.9)	(6.0)	(6.6)
Margin from long-term care	$27.7	$13.2	$63.8	$26.5
Margin/insurance policy income	42%	20%	49%	20%
Total health margin	$120.9	$95.5	$245.6	$182.4
Margin/insurance policy income	29%	22%	30%	21%

Margin from supplemental health business was $47.5 million in the second quarter of 2021, up 18 percent from the second quarter of 2020, and was $97.9 million in the first six months of 2021, up 19 percent from the first six months of 2020. The margin as a percentage of insurance policy income was 28 percent in the second quarter of 2021 compared to 24 percent in the prior year period, and was 29 percent in the first six months of 2021 compared to 24 percent in the first six months of 2020. Insurance policy benefits in the first six months of 2021 reflected better claims experience than expected which is attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. We estimate that the supplemental health margin in the three and six months ended June 30, 2021 was favorably impacted by approximately $2 million and $8 million, respectively, relative to our expectations and previous experience prior to COVID-19. Our margin on the supplemental health business in the second quarter of 2020 was unfavorably impacted by approximately $4 million due to higher persistency resulting in a lower release of reserves, more than offsetting favorable claim experience. Such higher persistency primarily resulted from regulatory mandates and the Company's policy which delayed the lapsation of policies due to the non-payment of premiums during the early months of the pandemic.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Margin from Medicare supplement business was $45.7 million and $41.9 million in the second quarters of 2021 and 2020, respectively, and $83.9 million and $73.3 million in the first six months of 2021 and 2020, respectively. The margin on the Medicare supplement business in the 2021 and 2020 periods reflect favorable claim experience. Such favorable claim experience is primarily attributable to policyholders deferring health care during the pandemic which is expected to normalize and may lead to higher claim costs in future periods. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the Medicare supplement margin was favorably impacted by approximately $11 million and $20 million in the three and six months ended June 30, 2021, respectively, and by approximately $5 million in the second quarter of 2020. Insurance policy income was $179.7 million in the second quarter of 2021, down 5.6 percent from the second quarter of 2020 and was $360.7 million in the first six months of 2021, down 5.7 percent from the first six months of 2020, reflecting lower sales in recent periods partially offset by premium rate increases. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to ensure we are well-positioned to meet our customers' needs and preferences.

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

Margin from Long-term care products was $27.7 million in the second quarter of 2021, up 110 percent from the second quarter of 2020, and was $63.8 million in the first six months of 2021, up 141 percent from the first six months of 2020. The margin as a percentage of insurance policy income increased to 42 percent in the second quarter of 2021 compared to 20 percent in the second quarter of 2020, and to 49 percent in the first six months of 2021 compared to 20 percent in the first six months of 2020. The margin in both the 2021 and 2020 periods benefited from lower claims incurred attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. In addition, an increase in policyholder deaths attributable to the pandemic resulted in higher than expected reserve releases. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the long-term care margin was favorably impacted by approximately $17 million and $42 million in the three and six months ended June 30, 2021, respectively, and by approximately $3 million in the second quarter of 2020.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Life margin:
Interest-sensitive life
Insurance policy income	$41.4	$38.7	$82.2	$78.3
Net investment income	12.4	11.7	24.8	23.4
Insurance policy benefits	(20.0)	(23.2)	(42.7)	(38.9)
Interest credited	(10.8)	(10.7)	(21.3)	(20.9)
Amortization and non-deferred commissions	(6.2)	(4.8)	(12.0)	(12.2)
Margin from interest-sensitive life	$16.8	$11.7	$31.0	$29.7
Average net insurance liabilities	$970.0	$913.5	$962.4	$906.8
Interest margin	$1.6	$1.0	$3.5	$2.5
Interest margin/average net insurance liabilities	.66%	.44%	.73%	.55%
Underwriting margin	$15.2	$10.7	$27.5	$27.2
Underwriting margin/insurance policy income	37%	28%	33%	35%
Traditional life
Insurance policy income	$169.4	$155.6	$339.1	$310.1
Net investment income	23.7	23.0	47.1	45.6
Insurance policy benefits	(129.5)	(124.6)	(270.4)	(240.8)
Interest credited	(.2)	(.2)	(.3)	(.3)
Amortization and non-deferred commissions	(15.5)	(13.2)	(31.4)	(27.7)
Advertising expense	(25.0)	(16.2)	(48.3)	(36.2)
Margin from traditional life	$22.9	$24.4	$35.8	$50.7
Margin/insurance policy income	14%	16%	11%	16%
Margin excluding advertising expense/insurance policy income	28%	26%	25%	28%
Total life margin	$39.7	$36.1	$66.8	$80.4

Margin from interest-sensitive life business was $16.8 million in the second quarter of 2021, up 44 percent from the second quarter of 2020, and was $31.0 million in the first six months of 2021, up 4.4 percent from the first six months of 2020. The margin in the 2020 periods reflects the unfavorable impact of $5.6 million related to the actuarial assumptions changes previously discussed. Excluding such unfavorable impact in the 2020 periods, the margin from interest-sensitive life business decreased $.5 million and $4.3 million in the three and six months ended June 30, 2021, respectively, compared to the 2020 periods, primarily due to higher mortality, partially offset by growth in the block due to sales in recent periods. We estimate that the unfavorable impact from death claims related to COVID-19 on the margin of this block of business was approximately $4 million and $11 million in the three and six months ended June 30, 2021, respectively, and approximately $1 million in the second quarter of 2020.

The interest margin was $1.6 million and $1.0 million in the second quarters of 2021 and 2020, respectively, and was $3.5 million and $2.5 million in the first six months of 2021 and 2020, respectively. Net investment income in the 2021 periods was slightly higher than the 2020 periods. The increase in average net insurance liabilities results in higher net investment income allocated. The earned yield was 5.11 percent and 5.12 percent in the second quarters of 2021 and 2020, respectively, and was 5.15 percent and 5.16 percent in the first six months of 2021 and 2020, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
were $7.8 million and $5.8 million in the second quarters of 2021 and 2020, respectively, and were $12.6 million and $(10.8) million in the first six months of 2021 and 2020, respectively.

Margin from traditional life business was $22.9 million in the second quarter of 2021, down 6.1 percent from the second quarter of 2020, and was $35.8 million in the first six months of 2021, down 29 percent from the first six months of 2020. Insurance policy income was $169.4 million in the second quarter of 2021, up 8.9 percent from the second quarter of 2020, and was $339.1 million in the first six months of 2021, up 9.4 percent from the first six months of 2020, reflecting new sales and persistency in the block. Insurance policy benefits were $129.5 million in the second quarter of 2021, up 3.9 percent from the same period in 2020, and were $270.4 million in the first six months of 2021, up 12 percent from the first six months of 2020 due to growth in the block as well as unfavorable mortality from COVID-19. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by approximately $7 million and $19 million in the three and six months ended June 30, 2021, respectively, and approximately $13 million in the second quarter of 2020.
Allocated net investment income in the 2021 periods was higher than the 2020 periods, as the growth in the block was partially offset by lower average investment yields in the 2021 periods.

Advertising expense was $25.0 million in the second quarter of 2021, up $8.8 million from the comparable period in 2020, and was $48.3 million in the first six months of 2021, up $12.1 million from the comparable period in 2020. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Collected premiums from annuity and interest-sensitive life products:
Annuities	$344.3	$242.7	$669.7	$534.9
Interest-sensitive life	54.6	51.3	109.1	104.4
Total collected premiums from annuity and interest-sensitive life products	$398.9	$294.0	$778.8	$639.3

Collected premiums from annuity and interest-sensitive products increased 36 percent in the second quarter of 2021 compared to the second quarter of 2020, and 22 percent in the first six months of 2021 compared to the first six months of 2020, primarily due to higher premium collections from fixed index products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net investment income	$379.2	$318.8	$717.4	$488.4
Allocated to product lines:
Annuity	(114.9)	(116.6)	(230.6)	(234.0)
Health	(71.6)	(70.1)	(143.1)	(140.5)
Life	(36.1)	(34.7)	(71.9)	(69.0)
Equity returns credited to policyholder account balances	(76.1)	(50.7)	(118.6)	85.8
Amounts allocated to product lines and credited to policyholder account balances	(298.7)	(272.1)	(564.2)	(357.7)
Amount related to variable interest entities and other non-operating items	(8.0)	(9.6)	(15.8)	(21.2)
Interest expense on debt	(15.6)	(13.6)	(31.1)	(27.2)
Interest expense on investment borrowings	(2.5)	(5.8)	(5.2)	(14.9)
Less amounts credited to deferred compensation plans (offsetting investment income)	(6.6)	(9.5)	(10.3)	(1.8)
Total adjustments	(32.7)	(38.5)	(62.4)	(65.1)
Investment income not allocated to product lines	$47.8	$8.2	$90.8	$65.6

The above table reconciles net investment income to investment income not allocated to product lines. Such amount will generally fluctuate from period to period based on the level of prepayment income (including call premiums) and trading account income; the performance of our alternative investments (which are typically reported a quarter in arrears); the earnings related to the investments underlying our COLI; and the amount of interest expense on investment borrowings.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and six months ending June 30, 2021 and 2020 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	$24.3	$12.3	$27.9	$(51.4)
Net change in market value of investments recognized in earnings	5.7	31.2	(.7)	(17.2)
Fair value changes related to agent deferred compensation plan	—	(13.2)	13.2	(13.2)
Fair value changes in embedded derivative liabilities (net of related amortization)	(44.9)	(27.1)	37.2	(93.8)
Other	.9	—	1.5	2.3
Net non-operating income (loss) before taxes	$(14.0)	$3.2	$79.1	$(173.3)

Net realized investment gains, net of related amortization, in the three and six months ended June 30, 2021, were $24.3 million and $27.9 million, respectively, including the favorable change in the allowance for credit losses of $5.7 million and $15.3 million, respectively, which were recorded in earnings. Net realized investment gains (losses), net of related amortization, in the three and six months ended June 30, 2020 were $12.3 million and $(51.4) million, respectively, including an (increase) decrease in the allowance for credit losses and other-than-temporary impairment losses of $15.9 million and $(39.5) million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

During the first six months of 2021 and 2020, we recognized a decrease in earnings of $.7 million and $17.2 million, respectively, due to the net change in market value of investments recognized in earnings.

During the first six months of 2021 and 2020, we recognized an increase (decrease) in earnings of $13.2 million and $(13.2) million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During the first six months of 2021 and 2020, we recognized an increase (decrease) in earnings of $37.2 million and $(93.8) million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. The increase in U.S. Treasury rates in the first six months of 2021 was the primary factor in the change in estimated fair value of the embedded derivative liabilities while such U.S. Treasury rates decreased in the first six months of 2020.

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

While uncertainty continues related to how the COVID-19 pandemic will impact our results and the continued economic impact it will have, we believe it is very unlikely that any currently plausible future COVID-19 pandemic scenario would cause the capital of our insurance subsidiaries or our holding company liquidity to fall below our target levels. Accordingly, we are modeling a single base case scenario or forecast and are no longer modeling a formal adverse case scenario, as we have been doing in previous periods. Our model is dynamic as higher or lower risk assumptions may be applied from time to time. We most recently updated our model in July 2021. Our model incorporates many assumptions and actual conditions in future periods may differ materially from the assumptions used in our model. Our model assumes that deaths from the virus moderate in the second half of 2021 and that healthcare claims begin to normalize.

The COVID-19 pandemic has impacted our consolidated sales volumes. In 2020, our sales of health and life insurance products (measured by new annualized premiums) across both our Consumer and Worksite Divisions decreased by 6 percent compared to 2019. The lower sales in 2020 will adversely impact our earnings in future periods. Such consolidated sales of health and life insurance products in the six months ended June 30, 2021 were up 18 percent compared to the same period in 2020 and were up 11 percent compared to the first six months of 2019 reflecting positive sales momentum that we have experienced over the past four quarters.

In the six months ended June 30, 2021, our Consumer Division life sales (new annualized premiums) increased by 20 percent compared to the same period in 2020. Sales of health products also increased by 20 percent in the first six months of 2021 compared to the same period in 2020. Collected premiums from our annuity products increased 25 percent in the first six months of 2021 compared to the same period in 2020. As the economy has partially reopened and our customers and agents have become more accustomed to virtual transactions, overall sales in the Consumer Division have improved and are approaching or exceeding pre-pandemic levels.

Similar to other insurance companies selling insurance products at the workplace, sales within our Worksite Division have been significantly below pre-pandemic levels. In the first six months of 2021, our Worksite Division life and health sales (new annualized premiums) increased 1 percent compared to the same period in 2020 but were down 36 percent from the first six months of 2019.

With respect to changes in mortality and morbidity, we estimate that COVID-19 could have a modestly net favorable impact on total insurance product margin during the remainder of 2021; and a modest net unfavorable impact in 2022, driven by an expected increase in healthcare claims post pandemic due to pent up demand during the pandemic. However, there remains significant uncertainty as to what may actually occur, including impacts from variants of the virus. In the first six months of 2021, our margin on life insurance products reflected an estimated $30 million of adverse mortality impact related to COVID-19. While higher mortality claims unfavorably impacted our life product margins, our health product margins have generally benefited due to lower claims experience. We estimate the COVID-19 environment favorably impacted our health margins by approximately $70 million in the first six months of 2021, primarily due to consumers deferring medical care treatments. We expect this trend to revert to normal over time. Such deferral of care and possible long-term health complications from COVID-19 may lead to higher life and health claim costs in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Assuming no shift in interest rates, we expect investment income allocated to product lines to be relatively flat in the second half of 2021 compared to the same period in 2020 and investment income related to alternative investments to revert to a mean annualized return of 7 percent to 8 percent, with potentially higher returns given the current economic outlook. We also expect earnings from our fee income segment to be modestly favorable in 2021 compared to 2020. Total quarterly expenses allocated and not allocated to product lines in the second half of 2021 are expected to be comparable to levels recognized in the first quarter of 2021, excluding certain significant items related to legal and regulatory matters and transaction expenses related to the acquisition of DirectPath.

While uncertainty related to COVID-19 continues, we do not expect that any potential scenario would jeopardize our ability to:

•maintain our target RBC levels, debt to capital ratios and minimum holding company liquidity;

•maintain our quarterly dividend to shareholders; and

•have continued, but modest, capacity for share repurchases.

The assumptions we use to project future possible results are hypothetical and have been provided to give a general sense of how certain aspects of our business could be affected by the ongoing COVID-19 pandemic, depending on the duration and severity of the pandemic and related governmental and social responses and the economic consequences of the pandemic. There are many modeling scenarios which could result in materially different projected outcomes from that described above and, accordingly, our model does not constitute the only outcome resulting from the COVID-19 pandemic which could affect our business, results of operations, financial condition and liquidity. Similarly, given the unprecedented nature of the COVID-19 pandemic, the assumptions used in our model and our anticipated range of outcomes, are based on assumed facts which are inherently unpredictable, are subject to change, and have been difficult to predict accurately in prior periods. The outcome generated by the application of updated assumptions may be materially different from those described above. For example, the actual number of U.S. deaths, the effectiveness of vaccines and the related economic impacts from the COVID-19 pandemic may differ materially from the assumptions used in our model. In addition, policies and actions taken by the U.S. and foreign governments and central banks have mitigated the impacts of COVID-19 on the financial markets, investment performance and valuations. There can be no assurance that these policies or actions will continue or continue to be effective. If the economic impact of the COVID-19 pandemic is ultimately worse than contemplated by our projections, the impact to our business, results of operations, financial condition and liquidity could be significantly different than described above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of June 30, 2021 and December 31, 2020 was as follows (dollars in millions):

	June 30, 2021	December 31, 2020
Total capital:
Corporate notes payable	$1,136.9	$1,136.2
Shareholders’ equity:
Common stock	1.3	1.3
Additional paid-in capital	2,383.0	2,544.5
Accumulated other comprehensive income	1,995.5	2,186.1
Retained earnings	944.2	752.3
Total shareholders’ equity	5,324.0	5,484.2
Total capital	$6,460.9	$6,620.4

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2021 and as of and for the year ended December 31, 2020:

	June 30, 2021	December 31, 2020
Book value per common share	$41.24	$40.54
Book value per common share, excluding accumulated other comprehensive income (a)	25.78	24.38
Debt to total capital ratios:
Corporate debt to total capital	17.6%	17.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	25.5%	25.6%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2021, the carrying value of the FHLB common stock was $71.0 million.  As of June 30, 2021, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.1 billion at June 30, 2021, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 409 percent at June 30, 2021, compared to 411 percent at December 31, 2020. In the first six months of 2021, our estimated consolidated statutory operating earnings were $115 million and insurance company dividends of $179.6 million were paid to the holding company. Our objective is to target a statutory RBC ratio in the 375 percent to 400 percent range over the long-term. Since the beginning of the pandemic, we have maintained a higher RBC ratio, relative to our target range, due to uncertainties surrounding the pandemic and its related economic impacts. As such uncertainties decrease over time, we expect to manage our RBC ratio within our targeted range.

In June 2021, among other things, the National Association of Insurance Commissioners (the "NAIC") adopted new bond factors to be used in the RBC ratio calculation effective December 31, 2021. The estimated impact of these changes, based on our investment portfolio at June 30, 2021, is a reduction in the RBC ratio of approximately 16 percentage points (which is equivalent to approximately $80 million of capital). We expect to re-evaluate the target range of our statutory RBC ratio in light of these RBC calculation changes.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by AM Best Company ("AM Best"), Fitch Ratings ("Fitch"), S&P and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On January 28, 2021, AM Best affirmed its "A-" financial strength ratings of our primary insurance subsidiaries and revised the outlook for these rating to positive from stable. The "A-" rating is assigned to companies that have an excellent ability, in AM Best's opinion, to meet their ongoing obligations to policyholders.  AM Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  AM Best has sixteen possible ratings.  There are three ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2021, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held unrestricted cash and cash equivalents of $336.4 million. We expect to maintain a minimum of $150 million of holding company liquidity. Since the beginning of the pandemic in early 2020, we have maintained higher holding company liquidity levels, relative to our minimum target level, due to the uncertainties surrounding the pandemic and its related economic impacts. As such uncertainties decrease over time, we expect to manage our liquidity levels closer to our minimum target level of $150 million.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2021, our insurance subsidiaries paid dividends to CDOC totaling $179.6 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 354 percent at June 30, 2021.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2021, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$257.1	(a)
Colonial Penn	(392.4)	(b)
____________________
(a)Bankers Life paid dividends of $115.0 million to CLTX in the first six months of 2021. Bankers Life may pay dividends without regulatory approval or 30 days prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
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

At June 30, 2021, there are no amounts outstanding under our Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025. The Company amended and restated the Revolving Credit Agreement on July 16, 2021, as further described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations".

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first six months of 2021, we generated $215 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first six months of 2021, we repurchased 7.6 million shares of common stock for $187.4 million under our securities repurchase program (including $5.0 million of repurchases settled in the third quarter of 2021). In May 2021, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. The Company had remaining repurchase authority of $581.9 million as of June 30, 2021. In the first quarter of 2021, the Company purchased DirectPath (as further described in the note to the consolidated financial statements entitled "Business and Basis of Presentation") utilizing $51 million of holding company liquidity.

In the first six months of 2021, dividends declared on common stock totaled $33.5 million ($0.25 per common share). In May 2021, the Company increased its quarterly common stock dividend to $0.13 per share from $0.12 per share.

On January 28, 2021, AM Best affirmed its "bbb-" issuer credit and senior unsecured debt ratings and revised the outlook for these ratings to positive from stable. In AM Best's view, a company rated "bbb-" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are nine ratings above CNO's "bbb-" rating and twelve ratings that are below its rating.

On December 17, 2020, Fitch affirmed its "BBB-" rating on our senior unsecured debt. The outlook for these ratings remain stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At June 30, 2021, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,142.7	$2,314.9	$(11.7)	$(.8)	$14,445.1
United States Treasury securities and obligations of United States government corporations and agencies	164.3	51.0	(.7)	$—	214.6
States and political subdivisions	2,442.2	346.7	(.5)	$—	2,788.4
Foreign governments	66.8	13.0	—	$—	79.8
Asset-backed securities	878.0	48.1	(.2)	$—	925.9
Agency residential mortgage-backed securities	44.7	4.9	—	$—	49.6
Non-agency residential mortgage-backed securities	863.8	37.9	(.2)	$—	901.5
Collateralized loan obligations	457.8	2.5	(.7)	$—	459.6
Commercial mortgage-backed securities	1,836.7	113.2	(1.3)	$—	1,948.6
Total investment grade fixed maturities, available for sale	18,897.0	2,932.2	(15.3)	$(.8)	21,813.1
Below-investment grade (a) (b):
Corporate securities	745.9	55.6	(1.6)	(1.5)	798.4
States and political subdivisions	12.5	—	—	—	12.5
Foreign governments	.2	—	—	—	.2
Asset-backed securities	84.5	2.7	(1.0)	—	86.2
Non-agency residential mortgage-backed securities	868.5	135.3	—	—	1,003.8
Commercial mortgage-backed securities	89.4	3.2	(.2)	—	92.4
Total below-investment grade fixed maturities, available for sale	1,801.0	196.8	(2.8)	(1.5)	1,993.5
Total fixed maturities, available for sale	$20,698.0	$3,129.0	$(18.1)	$(2.3)	$23,806.6
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2021 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$11,727.9	$13,365.1	56.1%
2	7,964.4	9,363.2	39.4
Total NAIC 1 and 2 (investment grade)	19,692.3	22,728.3	95.5
3	730.5	798.6	3.3
4	252.3	257.2	1.1
5	21.9	22.5	.1
6	1.0	—	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,005.7	1,078.3	4.5
Total	$20,698.0	$23,806.6	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2021 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,800.9	11.8%	$.5	2.7%
Commercial mortgage-backed securities	2,041.0	8.6	1.5	8.2
Non-agency residential mortgage-backed securities	1,905.3	8.0	.2	1.3
Insurance	1,682.2	7.1	3.1	17.2
Banks	1,671.8	7.0	.7	3.8
Utilities	1,654.1	6.9	2.5	13.8
Healthcare/pharmaceuticals	1,544.2	6.5	.8	4.3
Food/beverage	1,040.0	4.4	.7	3.7
Asset-backed securities	1,012.1	4.3	1.2	6.6
Technology	947.8	4.0	1.7	9.7
Brokerage	877.5	3.7	.4	2.2
Energy	847.1	3.6	1.0	5.4
Transportation	537.8	2.3	—	—
Cable/media	532.0	2.2	.7	3.8
Telecom	516.1	2.2	—	—
Capital goods	471.5	2.0	—	—
Collateralized loan obligations	459.6	1.9	.7	4.1
Real estate/REITs	450.6	1.9	.2	1.3
Chemicals	381.3	1.6	—	—
Aerospace/defense	280.1	1.2	.2	.9
Retail	255.5	1.1	.3	1.8
Other	1,898.1	7.7	1.7	9.2
Total fixed maturities, available for sale	$23,806.6	100.0%	$18.1	100.0%

Below-Investment Grade Securities

At June 30, 2021, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,801.0 million, or 8.7 percent of the Company's fixed maturity portfolio (or $1,005.7 million, or 4.9 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,993.5 million, or 111 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first six months of 2021, the $18.2 million of realized losses on sales of $310.7 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first six months of 2020, the $50.4 million of realized losses on sales of $402.4 million of fixed maturity securities, available for sale, included: (i) $15.1 million related to various corporate securities; (ii) $25.0 million related to commercial mortgage-backed securities; and (iii) $10.3 million related to various other investments.

There were no investments sold at a loss during the first six months of 2021 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$57.9	$56.5
Due after five years through ten years	86.0	84.5
Due after ten years	388.4	374.5
Subtotal	532.3	515.5
Structured securities	463.3	459.7
Total	$995.6	$975.2

There were no investments in our portfolio rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2021 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
Insurance	$2.6	$—	$.5	$—	$3.1
Utilities	.6	1.9	—	—	2.5
Technology	—	1.7	—	—	1.7
Commercial mortgage-backed securities	1.2	.1	.2	—	1.5
Asset-backed securities	—	.2	—	1.0	1.2
Energy	—	—	1.0	—	1.0
Other	3.5	3.5	—	.1	7.1
Total fixed maturities, available for sale	$7.9	$7.4	$1.7	$1.1	$18.1

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

Structured Securities

At June 30, 2021, fixed maturity investments included structured securities with an estimated fair value of $5.5 billion (or 23.0 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at June 30, 2021, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$962.5	$1,012.1	4.3%
Agency residential mortgage-backed securities	44.7	49.6	.2
Non-agency residential mortgage-backed securities	1,732.3	1,905.3	8.0
Collateralized loan obligations	457.8	459.6	1.9
Commercial mortgage-backed securities	1,926.1	2,041.0	8.6
Total structured securities	$5,123.4	$5,467.6	23.0%

Residential mortgage-backed securities ("RMBS") include transactions collateralized by agency-guaranteed and non-agency mortgage obligations.  Non-agency RMBS investments are primarily categorized by underlying borrower credit quality:

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$11.7	$13.0	$23.5	$28.3
Fee revenue and other income	1.4	1.3	2.7	2.6
Total revenues	13.1	14.3	26.2	30.9
Expenses:
Interest expense	5.9	9.0	11.8	19.7
Other operating expenses	.4	.4	.8	.7
Total expenses	6.3	9.4	12.6	20.4
Income (loss) before net realized investment gains (losses) and income taxes	6.8	4.9	13.6	10.5
Net realized investment gains (losses)	1.0	8.8	5.1	(21.3)
Income (loss) before income taxes	$7.8	$13.7	$18.7	$(10.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values of the investments held by the VIEs by category as of June 30, 2021 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$156.7	12.7%	$.6	11.5%
Healthcare/pharmaceuticals	153.2	12.4	.5	9.7
Cable/media	132.1	10.7	.7	13.0
Food/beverage	84.7	6.9	.5	8.8
Capital goods	73.4	5.9	.5	9.2
Consumer products	67.7	5.5	.3	6.1
Building materials	63.2	5.1	.1	2.5
Paper	58.1	4.7	.3	4.4
Chemicals	56.8	4.6	.2	2.8
Brokerage	53.8	4.4	.2	3.8
Aerospace/defense	46.8	3.8	.2	3.9
Insurance	34.7	2.8	.2	2.9
Autos	33.2	2.7	.1	2.1
Utilities	32.9	2.7	.3	4.5
Transportation	28.5	2.3	.1	.9
Business services	18.7	1.5	.1	2.1
Retail	15.2	1.2	.1	1.5
Gaming	11.8	1.0	.1	1.2
Other	112.0	9.1	.5	9.1
Total	$1,233.5	100.0%	$5.6	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2021, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$483.4	$476.9
Due after five years through ten years	349.5	347.2
Total	$832.9	$824.1

The following summarizes the investments sold at a loss during the first six months of 2021 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Greater than or equal to 6 months and less than 12 months prior to sale	3	$4.1	$3.0
Greater than 12 months prior to sale	1	1.1	.4
	4	$5.2	$3.4

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2020.  There have been no material changes in the first six months of 2021 to such risks or our management of such risks.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2021)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	999,872	$25.40	991,613	$144.2
May 1 through May 31	750,156	26.65	749,655	624.2
June 1 through June 30	1,751,469	24.15	1,750,124	581.9
Total	3,501,497	25.04	3,491,392	581.9
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

Dated:  August 6, 2021

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)