Form 10-Q
period 2022-03-31
CNO Financial Group, Inc.
filed 2022-05-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of April 21, 2022:  115,888,908

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2022	December 31, 2021

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: March 31, 2022 - $36.6 and December 31, 2021 - $7.6; amortized cost: March 31, 2022 - $22,989.3 and December 31, 2021 - $21,867.6)	$23,479.4	$24,805.4
Equity securities at fair value	91.0	131.1
Mortgage loans (net of allowance for credit losses: March 31, 2022 - $5.1 and December 31, 2021 - $5.6)	1,213.3	1,218.6
Policy loans	119.5	120.2
Trading securities	223.0	227.2
Investments held by variable interest entities (net of allowance for credit losses: March 31, 2022 - $5.9 and December 31, 2021 - $3.7; amortized cost: March 31, 2022 - $1,198.9 and December 31, 2021 - $1,206.8)	1,180.8	1,199.6
Other invested assets	1,121.8	1,224.0
Total investments	27,428.8	28,926.1
Cash and cash equivalents - unrestricted	546.0	632.1
Cash and cash equivalents held by variable interest entities	48.0	99.6
Accrued investment income	227.9	216.4
Present value of future profits	222.8	222.6
Deferred acquisition costs	1,487.6	1,112.0
Reinsurance receivables (net of allowance for credit losses: March 31, 2022 - $3.0 and December 31, 2021 - $3.0)	4,298.2	4,354.3
Income tax assets, net	534.2	118.3
Assets held in separate accounts	3.6	3.9
Other assets	671.0	519.1
Total assets	$35,468.1	$36,204.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2022	December 31, 2021

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$14,546.3	$13,689.7
Future policy benefits	11,646.5	11,670.7
Liability for policy and contract claims	507.3	501.8
Unearned and advanced premiums	250.0	246.7
Liabilities related to separate accounts	3.6	3.9
Other liabilities	912.3	830.9
Investment borrowings	1,640.5	1,715.8
Borrowings related to variable interest entities	1,133.1	1,147.9
Notes payable – direct corporate obligations	1,137.6	1,137.3
Total liabilities	31,777.2	30,944.7
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2022 – 117,241,006; December 31, 2021 – 120,377,152)	1.2	1.2
Additional paid-in capital	2,085.7	2,184.2
Accumulated other comprehensive income	380.5	1,947.1
Retained earnings	1,223.5	1,127.2
Total shareholders' equity	3,690.9	5,259.7
Total liabilities and shareholders' equity	$35,468.1	$36,204.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2022	2021
Revenues:
Insurance policy income	$625.0	$632.4
Net investment income:
General account assets	277.5	282.7
Policyholder and other special-purpose portfolios	(69.3)	55.5
Investment gains (losses):
Realized investment gains (losses)	18.8	(6.0)
Other investment gains (losses)	(51.5)	3.2
Total investment losses	(32.7)	(2.8)
Fee revenue and other income	42.4	38.2
Total revenues	842.9	1,006.0
Benefits and expenses:
Insurance policy benefits	346.7	459.1
Interest expense	23.8	24.1
Amortization	103.9	99.7
Other operating costs and expenses	219.2	233.1
Total benefits and expenses	693.6	816.0
Income before income taxes	149.3	190.0
Income tax expense on period income	37.0	42.6
Net income	$112.3	$147.4
Earnings per common share:
Basic:
Weighted average shares outstanding	118,622,000	134,140,000
Net income	$.95	$1.10
Diluted:
Weighted average shares outstanding	121,002,000	136,653,000
Net income	$.93	$1.08

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2022	2021
Net income	$112.3	$147.4
Other comprehensive income (loss), before tax:
Unrealized losses on investments	(2,435.1)	(1,198.2)
Adjustment to present value of future profits and deferred acquisition costs	257.5	83.6
Amount related to premium deficiencies assuming the net unrealized losses had been realized	165.0	262.5
Reclassification adjustments:
For net realized investment (gains) losses included in net income	7.8	(.5)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income	(.1)	—
Other comprehensive loss before tax	(2,004.9)	(852.6)
Income tax benefit related to items of accumulated other comprehensive income	438.3	184.6
Other comprehensive loss, net of tax	(1,566.6)	(668.0)
Comprehensive loss	$(1,454.3)	$(520.6)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2020	135,279	$1.3	$2,544.5	$2,186.1	$752.3	$5,484.2
Net income	—	—	—	—	147.4	147.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $184.6)	—	—	—	(668.0)	—	(668.0)
Common stock repurchased	(4,109)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(16.2)	(16.2)
Employee benefit plans, net of shares used to pay tax withholdings	1,098	—	13.3	—	—	13.3
Balance, March 31, 2021	132,268	$1.3	$2,457.8	$1,518.1	$883.5	$4,860.7

Balance, December 31, 2021	120,377	$1.2	$2,184.2	$1,947.1	$1,127.2	$5,259.7
Net income	—	—	—	—	112.3	112.3
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $438.3)	—	—	—	(1,566.6)	—	(1,566.6)
Common stock repurchased	(4,057)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(16.0)	(16.0)
Employee benefit plans, net of shares used to pay tax withholdings	921	—	1.5	—	—	1.5
Balance, March 31, 2022	117,241	$1.2	$2,085.7	$380.5	$1,223.5	$3,690.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Insurance policy income	$580.8	$598.9
Net investment income	260.5	251.1
Fee revenue and other income	49.8	38.2
Insurance policy benefits	(416.8)	(427.2)
Interest expense	(9.7)	(10.5)
Deferrable policy acquisition costs	(82.8)	(70.7)
Other operating costs	(310.8)	(273.7)
Income taxes	(14.6)	(16.7)
Net cash from operating activities	56.4	89.4
Cash flows from investing activities:
Sales of investments	1,520.6	509.2
Maturities and redemptions of investments	494.9	754.9
Purchases of investments	(2,995.2)	(1,530.3)
Net sales (purchases) of trading securities	(17.3)	(14.2)
Other	(13.3)	(53.6)
Net cash used by investing activities	(1,010.3)	(334.0)
Cash flows from financing activities:
Issuance of common stock	4.0	12.4
Payments to repurchase common stock	(109.8)	(102.7)
Common stock dividends paid	(16.1)	(16.3)
Amounts received for deposit products	1,392.6	444.9
Withdrawals from deposit products	(364.2)	(345.7)
Issuance of investment borrowings:
Federal Home Loan Bank	—	200.0
Payments on investment borrowings:
Federal Home Loan Bank	(75.3)	(200.5)
Related to variable interest entities	(15.0)	(.5)
Net cash provided (used) by financing activities	816.2	(8.4)
Net decrease in cash and cash equivalents	(137.7)	(253.0)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	731.7	991.9
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$594.0	$738.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

BUSINESS AND BASIS OF PRESENTATION

The following notes should be read together with the notes to the consolidated financial statements included in our 2021 Annual Report on Form 10-K.

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

Our unaudited consolidated financial statements reflect normal recurring adjustments that, in the opinion of management, are necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented.  As permitted by rules and regulations of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-Q, we have condensed or omitted certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  We have reclassified certain amounts from the prior periods to conform to the 2022 presentation. These reclassifications have no effect on net income or shareholders' equity. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

The balance sheet at December 31, 2021, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

INVESTMENTS

We classify our fixed maturity securities into one of two categories: (i) "available for sale" (which we carry at estimated fair value with any unrealized gain or loss, net of tax and related adjustments, recorded as a component of shareholders' equity); or (ii) "trading" (which we carry at estimated fair value with changes in such value recognized as either net investment income (classified as investment income from policyholder and other special-purpose portfolios) or investment gains (losses)).

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

Accumulated other comprehensive income is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of March 31, 2022 and December 31, 2021, were as follows (dollars in millions):

	March 31, 2022	December 31, 2021
Net unrealized gains on investments having no allowance for credit losses	$900.8	$2,963.3
Unrealized losses on investments with an allowance for credit losses	(387.9)	(23.1)
Adjustment to present value of future profits (a)	(.4)	(8.3)
Adjustment to deferred acquisition costs	(31.2)	(420.2)
Adjustment to insurance liabilities	—	(25.5)
Deferred income tax liabilities	(100.8)	(539.1)
Accumulated other comprehensive income	$380.5	$1,947.1
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At December 31, 2021, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(7.3) million, $(132.2) million, $(25.5) million and $35.8 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. There were no such adjustments at March 31, 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2022, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,932.6	$847.4	$(380.4)	$(35.6)	$14,364.0
United States Treasury securities and obligations of United States government corporations and agencies	168.0	31.1	(2.5)	—	196.6
States and political subdivisions	2,646.0	155.7	(102.2)	(.8)	2,698.7
Foreign governments	78.2	5.1	(2.6)	(.1)	80.6
Asset-backed securities	1,189.7	8.0	(34.8)	(.1)	1,162.8
Agency residential mortgage-backed securities	33.9	1.8	—	—	35.7
Non-agency residential mortgage-backed securities	1,826.6	112.0	(54.3)	—	1,884.3
Collateralized loan obligations	689.2	.9	(6.7)	—	683.4
Commercial mortgage-backed securities	2,425.1	11.7	(63.5)	—	2,373.3
Total fixed maturities, available for sale	$22,989.3	$1,173.7	$(647.0)	$(36.6)	$23,479.4

At December 31, 2021, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,195.4	$2,284.5	$(21.7)	$(7.4)	$15,450.8
United States Treasury securities and obligations of United States government corporations and agencies	166.2	54.3	(.9)	—	219.6
States and political subdivisions	2,649.0	356.7	(1.5)	—	3,004.2
Foreign governments	85.4	13.6	(.3)	(.2)	98.5
Asset-backed securities	1,129.0	37.0	(3.1)	—	1,162.9
Agency residential mortgage-backed securities	36.7	3.7	—	—	40.4
Non-agency residential mortgage-backed securities	1,870.4	156.5	(3.1)	—	2,023.8
Collateralized loan obligations	587.3	2.3	(1.3)	—	588.3
Commercial mortgage-backed securities	2,148.2	77.9	(9.2)	—	2,216.9
Total fixed maturities, available for sale	$21,867.6	$2,986.5	$(41.1)	$(7.6)	$24,805.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$60.6	$59.0
Due after one year through five years	1,561.7	1,557.9
Due after five years through ten years	2,292.6	2,266.7
Due after ten years	12,909.9	13,456.3
Subtotal	16,824.8	17,339.9
Structured securities	6,164.5	6,139.5
Total fixed maturities, available for sale	$22,989.3	$23,479.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2022 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$993.4	$(54.5)	$17.4	$(1.4)	$1,010.8	$(55.9)
United States Treasury securities and obligations of United States government corporations and agencies	16.8	(.6)	17.7	(1.9)	34.5	(2.5)
States and political subdivisions	487.0	(43.4)	—	—	487.0	(43.4)
Foreign governments	3.0	(.1)	—	—	3.0	(.1)
Asset-backed securities	765.6	(32.8)	17.2	(.8)	782.8	(33.6)
Agency residential mortgage-backed securities	.6	—	—	—	.6	—
Non-agency residential mortgage-backed securities	849.6	(54.4)	1.7	—	851.3	(54.4)
Collateralized loan obligations	471.7	(6.0)	48.0	(.7)	519.7	(6.7)
Commercial mortgage-backed securities	1,567.6	(59.4)	47.5	(4.1)	1,615.1	(63.5)
Total fixed maturities, available for sale	$5,155.3	$(251.2)	$149.5	$(8.9)	$5,304.8	$(260.1)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2022, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2022 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2021	$7.4	$—	$.2	$—	$7.6
Additions for securities for which credit losses were not previously recorded	14.0	.3	.1	—	14.4
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	14.6	.5	(.2)	.1	15.0
Reduction for securities sold during the period	(.4)	—	—	—	(.4)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at March 31, 2022	$35.6	$.8	$.1	$.1	$36.6

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

At March 31, 2022, the mortgage loan balance was primarily comprised of commercial mortgage loans and there were no commercial mortgage loans in process of foreclosure. At March 31, 2022, we held residential mortgage loan investments with an amortized cost and fair value of $41.8 million and $42.2 million, respectively. At March 31, 2022, there were 12 residential mortgage loans that were noncurrent with a carrying value of $4.0 million (of which, 6 such loans with a carrying value of $2.3 million were in forbearance and one loan with a carrying value of $0.1 million was in foreclosure). There were no other mortgage loans that were noncurrent at March 31, 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2022 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2022	2021	2020	2019	2018	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$76.6	$138.8	$27.9	$88.8	$100.8	$592.8	$1,025.7	$1,031.5	$4,108.4
60% to less than 70%	7.9	22.2	5.8	—	—	46.9	82.8	79.1	127.9
70% to less than 80%	—	—	12.4	—	8.3	12.1	32.8	31.3	45.4
80% to less than 90%	—	—	—	—	—	35.2	35.2	32.1	43.0
Total	$84.5	$161.0	$46.1	$88.8	$109.1	$687.0	$1,176.5	$1,174.0	$4,324.7
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Allowance at the beginning of the period	$5.6	$11.8
Current period provision for expected credit losses	(.5)	(3.0)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$5.1	$8.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Realized investment gains (losses):
Gross realized gains on sale	$54.8	$13.2
Gross realized losses on sale	(30.6)	(13.8)
Equity securities, net	(4.7)	—
Other, net	(.7)	(5.4)
Total realized investment gains (losses)	18.8	(6.0)
Change in allowance for credit losses (a)	(30.7)	9.6
Change in fair value of equity securities (b)	(1.2)	(1.8)
Other changes in fair value (c)	(19.6)	(4.6)
Other investment gains (losses)	(51.5)	3.2
Total investment losses	$(32.7)	$(2.8)
_________________
(a)    Changes in the allowance for credit losses includes $(2.2) million and $9.7 million in the three months ended March 31, 2022 and 2021, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(5.2) million and $(1.3) million for the three months ended March 31, 2022 and 2021, respectively.
(c)    Change in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $(12.8) million and $(1.6) million in the three months ended March 31, 2022 and 2021, respectively.

During the first three months of 2022, we recognized net investment losses of $32.7 million, which were comprised of: (i) $23.5 million of net gains from the sales of investments; (ii) $5.9 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $13.1 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $6.5 million; and (v) an increase in the allowance for credit losses of $30.7 million.

During the first three months of 2021, we recognized net investment losses of $2.8 million, which were comprised of: (i) $6.0 million of net losses from the sales of investments; (ii) $1.8 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $1.6 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $3.0 million; and (v) a decrease in the allowance for credit losses of $9.6 million.

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

At March 31, 2022, there were no fixed maturity investments in default.

During the first three months of 2022, the $30.6 million of gross realized losses on sales of $786.6 million of fixed maturity securities, available for sale, included: (i) $14.6 million related to various corporate securities; (ii) $9.8 million related to non-agency residential mortgage-backed securities; (iii) $4.2 million related to states and political subdivisions; and (iv) $2.0 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During the first three months of 2021, the $13.8 million of gross realized losses on sales of $215.5 million of fixed maturity securities, available for sale, related to various corporate securities.

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

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2022	2021
Net income for basic and diluted earnings per share	$112.3	$147.4
Shares:
Weighted average shares outstanding for basic earnings per share	118,622	134,140
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,380	2,513
Weighted average shares outstanding for diluted earnings per share	121,002	136,653

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

The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces with one of the largest direct-to-consumer insurance businesses with proven experience in advertising, web/digital and call center support.

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; (iv) expenses related to the funding agreement-backed note ("FABN") program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of average insurance liabilities, investments held by our holding companies, the spread we earn from our Federal Home Loan Bank ("FHLB") investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from company-owned life insurance ("COLI") and alternative investments income not allocated to product lines), net of interest expense on corporate debt. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less interest on investment borrowings related to the FHLB investment borrowing program; and interest credited on funding agreements and amortization of deferred acquisition costs related to the FABN program.

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

We measure segment performance by excluding total investment gains (losses), fair value changes in embedded derivative liabilities (net of related amortization), fair value changes related to the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Revenues:
Annuity:
Insurance policy income	$5.0	$5.4
Net investment income	115.1	115.7
Total annuity revenues	120.1	121.1
Health:
Insurance policy income	406.7	416.5
Net investment income	71.8	71.5
Total health revenues	478.5	488.0
Life:
Insurance policy income	213.3	210.5
Net investment income	36.3	35.8
Total life revenues	249.6	246.3
Change in market values of the underlying options supporting the fixed index annuity and life products (offset by market value changes credited to policyholder balances)	(71.9)	42.5
Investment income not allocated to product lines	49.7	64.9
Fee revenue and other income:
Fee income	40.3	32.3
Amounts netted in expenses not allocated to product lines	2.8	6.8
Total segment revenues	$869.1	$1,001.9

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2022	2021
Expenses:
Annuity:
Insurance policy benefits	$17.8	$6.2
Interest credited	41.3	38.7
Amortization and non-deferred commissions	16.4	18.3
Total annuity expenses	75.5	63.2
Health:
Insurance policy benefits	301.3	306.6
Amortization and non-deferred commissions	52.4	56.7
Total health expenses	353.7	363.3
Life:
Insurance policy benefits	163.6	163.6
Interest credited	11.6	10.6
Amortization, non-deferred commissions and advertising expense	54.6	45.0
Total life expenses	229.8	219.2
Allocated expenses	144.8	141.1
Expenses not allocated to product lines	17.6	28.8
Market value changes of options credited to fixed index annuity and life policyholders	(71.9)	42.5
Amounts netted in investment income not allocated to product lines:
Interest expense	18.1	18.2
Interest credited	6.9	—
Amortization	.4	—
Other expenses	(4.2)	3.7
Expenses netted in fee revenue:
Commissions and other operating expenses	30.4	25.0
Total segment expenses	801.1	905.0
Pre-tax measure of profitability:
Annuity margin	44.6	57.9
Health margin	124.8	124.7
Life margin	19.8	27.1
Total insurance product margin	189.2	209.7
Allocated expenses	(144.8)	(141.1)
Income from insurance products	44.4	68.6
Fee income	9.9	7.3
Investment income not allocated to product lines	28.5	43.0
Expenses not allocated to product lines	(14.8)	(22.0)
Operating earnings before taxes	68.0	96.9
Income tax expense on operating income	16.9	21.7
Net operating income	$51.1	$75.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Total segment revenues	$869.1	$1,001.9
Total investment losses	(32.7)	(2.8)
Revenues related to earnings attributable to VIEs	6.5	6.9
Consolidated revenues	842.9	1,006.0

Total segment expenses	801.1	905.0
Insurance policy benefits - fair value changes in embedded derivative liabilities	(123.9)	(109.1)
Amortization related to fair value changes in embedded derivative liabilities	33.1	27.0
Amortization related to investment gains (losses)	(.1)	—
Expenses attributable to VIEs	6.1	6.3
Fair value changes related to agent deferred compensation plan	(22.7)	(13.2)
Consolidated expenses	693.6	816.0
Income before tax	149.3	190.0
Income tax expense on period income	37.0	42.6
Net income	$112.3	$147.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2022	December 31, 2021
Assets:
Other invested assets:
Fixed index call options	$111.5	$225.0
Other	2.5	2.5
Reinsurance receivables	(8.2)	(1.7)
Total assets	$105.8	$225.8
Liabilities:
Future policy benefits:
Fixed index products	$1,543.5	$1,724.1
Total liabilities	$1,543.5	$1,724.1

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $99 million in underlying investments held by the ceding reinsurer at March 31, 2022.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.0 billion at both March 31, 2022 and December 31, 2021.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. We have elected the fair value option to carry the entire security at fair value with changes in fair value recognized in net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in revenues for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$(72.9)	$43.6
Total investment losses:
Embedded derivative related to modified coinsurance agreement	(6.5)	(3.0)
Total revenues from derivative instruments, not designated as hedges	$(79.4)	$40.6

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2022, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2022 and December 31, 2021 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2022:
Fixed index call options	$111.5	$—	$111.5	$—	$—	$111.5
December 31, 2021:
Fixed index call options	225.0	—	225.0	—	—	225.0

REINSURANCE

The cost of reinsurance ceded totaled $52.0 million and $54.8 million in the first quarters of 2022 and 2021, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $93.9 million and $92.3 million in the first quarters of 2022 and 2021, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.9 million and $5.3 million in the first quarters of 2022 and 2021, respectively. Insurance policy benefits related to reinsurance assumed totaled $6.1 million and $8.6 million in the first quarters of 2022 and 2021, respectively.

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

	Three months ended
	March 31,
	2022	2021
Current tax expense	$4.4	$14.0
Deferred tax expense	32.6	28.6
Total income tax expense	$37.0	$42.6

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2022	2021
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	—	(.3)
State taxes	3.8	1.7
Effective tax rate	24.8%	22.4%

The increase in our effective tax rate in the first three months of 2022 was driven by a new Illinois income tax regulation that will limit our use of Illinois net operating loss carryforwards ("NOLs") in 2022 and 2023, triggering retaliatory taxes in other states.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2022	December 31, 2021
Deferred tax assets:
Net federal operating loss carryforwards	$237.0	$241.4
Net state operating loss carryforwards	2.5	2.3
Insurance liabilities	348.0	390.7
Indirect costs allocable to self-constructed real estate assets	171.3	158.3
Other	15.7	27.5
Gross deferred tax assets	774.5	820.2
Deferred tax liabilities:
Investments	(39.8)	(48.2)
Present value of future profits and deferred acquisition costs	(111.2)	(119.4)
Accumulated other comprehensive income	(105.4)	(540.4)
Gross deferred tax liabilities	(256.4)	(708.0)
Net deferred tax assets	518.1	112.2
Current income taxes prepaid	16.1	6.1
Income tax assets, net	$534.2	$118.3

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Cuts and Jobs Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At March 31, 2022, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $518.1 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (1.63 percent at March 31, 2022), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2022, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.1 billion of federal NOLs as of March 31, 2022, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$541.8
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,128.4

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022	December 31, 2021
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(12.4)	(12.7)
Direct corporate obligations	$1,137.6	$1,137.3

Revolving Credit Agreement
On July 16, 2021, the Company amended and restated its $250.0 million revolving credit agreement (as so amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement, among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 22.7 percent at March 31, 2022); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,310.4 million at March 31, 2022 compared to the minimum requirement of $2,692.4 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the eurodollar rate or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the eurodollar rate, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating and the Revolving Credit Agreement includes updated LIBOR fallback provisions. There were no amounts outstanding under the Revolving Credit Agreement during the three months ended March 31, 2022.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2022, the carrying value of the FHLB common stock was $75.2 million.  As of March 31, 2022, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2022, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2022
$10.0	June 2022	Variable rate – 1.257%
50.0	July 2022	Variable rate – .606%
50.0	August 2022	Variable rate – .705%
50.0	December 2022	Variable rate – .823%
50.0	December 2022	Variable rate – .823%
21.4	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – .470%
100.0	July 2023	Variable rate – .470%
50.0	July 2023	Variable rate – .470%
100.0	April 2024	Variable rate – .464%
50.0	May 2024	Variable rate – .977%
22.0	May 2024	Variable rate – .722%
75.0	June 2024	Variable rate – 1.276%
100.0	July 2024	Variable rate – .519%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – .899%
15.0	July 2024	Variable rate – .749%
27.0	August 2024	Fixed rate – .640%
25.0	September 2024	Variable rate – 1.097%
21.7	May 2025	Variable rate – .599%
18.9	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – .620%
100.0	October 2025	Variable rate – .732%
100.0	October 2025	Variable rate – .714%
57.7	October 2025	Variable rate – .732%
50.0	November 2025	Variable rate – .774%
50.0	January 2026	Variable rate – .671%
50.0	January 2026	Variable rate – .690%
100.0	January 2026	Variable rate – .637%
21.8	May 2026	Variable rate – .527%
50.0	May 2026	Variable rate – .540%
$1,640.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2022, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $2.1 million.

Interest expense of $2.4 million and $2.7 million in the first three months of 2022 and 2021, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first three months of 2022, we repurchased 4.1 million shares of common stock for $100.0 million under our securities repurchase program. The Company had remaining repurchase authority of $266.9 million as of March 31, 2022.

In the first three months of 2022, dividends declared on common stock totaled $16.0 million ($0.13 per common share). In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $4.7 million and $3.9 million during the three months ended March 31, 2022 and 2021, respectively.  Amounts amortized totaled $7.5 million and $6.2 million during the three months ended March 31, 2022 and 2021, respectively.  The unamortized balance of deferred sales inducements was $58.4 million and $61.2 million at March 31, 2022 and December 31, 2021, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance revising the accounting for long-duration insurance contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable.

We have selected the modified retrospective transition method, except for market risk benefits where we are required to use the full retrospective approach.

We have made progress in determining certain accounting decisions related to the standard including, but not limited to, preliminary conclusions related to: (i) the method to determine discount rates; (ii) a process to group policies into cohorts for the measurement of future policy benefits; (iii) a process to develop experience studies at a cohort level to substantiate mortality, morbidity, terminations and other actuarial assumptions; and (iv) a method to estimate the fair value of certain annuity product features which guarantee a defined stream of income to the policyholder for life (which is considered a market risk benefit).

With respect to the method to determine interest rates, we have made preliminary conclusions, but we continue to refine our methodology. The process involves the determination of discount rate curves for discounting cash flows to calculate the liability for future policy benefits at a cohort level. Each discount rate curve is developed to reflect the duration characteristics

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

of the underlying insurance liabilities using discount rates comparable to upper-medium grade (low credit risk) fixed income yields. Discount rates will be updated quarterly.

Our long duration insurance contracts will be grouped into annual calendar-year cohorts primarily based on the contractual issue date, marketing distribution channel, legal entity and product type. Single premium contracts will be grouped into separate cohorts from other traditional products. Riders will generally be combined with the base policy. Insurance contracts which were issued prior to September 10, 2003 (the effective date of the bankruptcy reorganization of Conseco, Inc. (our Predecessor)) will be grouped by marketing distribution channel, legal entity and product type in a single issue year cohort.

Using the cash flow assumptions underlying our insurance contracts, we have completed preliminary testing of the potential loss recognition on the January 1, 2021 transition date (the "Transition Date"). Under the new guidance, this testing is performed at the Transition Date at a cohort level, rather than the current requirements to aggregate all vintages within a block.

Although we do not have variable annuity business with guaranteed features considered "market risk benefits," we do issue certain fixed index annuities with lifetime income riders. These riders are currently accounted for using traditional insurance accounting, but must be carried at fair value under the new standard. We have made preliminary determinations of the Transition Date impact of this change.

We continue to evaluate the impact of adoption and expect that the adoption will have a significant impact on our financial position, results of operations, and disclosures. We anticipate that the requirement to update assumptions for the liability for future policy benefits will have a significant impact on our results of operations, systems, processes and controls and that the requirement to update discount rates will have a significant impact on shareholders’ equity.

Based upon the modified retrospective transition method, we currently estimate that the new discount rate impact from adoption on the Transition Date is likely to result in a decrease to the accumulated other comprehensive income balance in the range of approximately $1,800 million to $2,200 million, resulting in a balance approximating zero at the Transition Date. This is primarily due to updating the liability for future policy benefits discount rate assumptions from the rates locked in for reserves held as of the Transition Date to rates determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments as of December 31, 2020.
In addition, we currently estimate that the Transition Date impact on retained earnings will be a decrease in the range of approximately $100 million to $200 million primarily due to certain "cohorts" of older long-term care policies having negative margins. The overall margin on our long-term care block continues to be positive. In addition, our estimate of the Transition Date impact on retained earnings includes the impact of carrying the lifetime income riders on certain fixed index annuities at fair value. The estimated impact on retained earnings is based on numerous assumptions and preliminary methodologies including: (i) our methodology of defining cohorts; (ii) the assumptions used to estimate the market value of features which guarantee a defined stream of income to the policyholder for life; and (iii) numerous assumptions regarding future policy benefits.

We have recently begun testing our reporting and disclosure capabilities under the new guidance for post-Transition Date accounting periods. We are also enhancing certain modeling, data management, experience study and analytical capabilities and increasing the automation of key reporting and analytical processes. As part of our implementation plan, we are putting in place internal controls related to the new processes and will continue to refine and develop these internal controls until the formal implementation of the new standard in the first quarter of 2023.

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

On April 9, 2019, Bankers Conseco Life Insurance Company ("BCLIC") and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Wilmington Trust, National Association, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "Wilmington Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the Wilmington Action, BCLIC and Washington National assert claims against Wilmington Trust, National Association ("Wilmington") for breaching its express contractual obligations under four trust agreements pursuant to which Wilmington was the trustee in regard to trust assets ceded as part of reinsurance agreements with Beechwood Re Ltd. ("BRe"), as well as for breaching its fiduciary duties to BCLIC and Washington National. The Court granted Wilmington's motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On April 20, 2021, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the trial court and reinstated breach of contract and breach of fiduciary duty claims against Wilmington. The Wilmington Action is currently pending in the Supreme Court of the State of New York, County of New York, Commercial Division.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$112.3	$147.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	112.7	108.7
Income taxes	22.5	25.9
Insurance liabilities	(113.7)	(3.9)
Accrual, amortization and fair value changes included in investment income	52.2	(87.1)
Deferral of policy acquisition costs	(82.8)	(70.7)
Net investment losses	32.7	2.8
Other	(79.5)	(33.7)
Net cash from operating activities	$56.4	$89.4

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Amounts related to employee benefit plans	$7.2	$5.6

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2022
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,180.8	$—	$1,180.8
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	48.0	—	48.0
Accrued investment income	1.7	—	1.7
Income tax assets, net	10.8	—	10.8
Other assets	10.1	(.8)	9.3
Total assets	$1,251.4	$(114.6)	$1,136.8
Liabilities:
Other liabilities	$48.7	$(4.4)	$44.3
Borrowings related to variable interest entities	1,133.1	—	1,133.1
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,307.9	$(130.5)	$1,177.4

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2022, such loans had an amortized cost of $1,198.9 million; gross unrealized gains of $0.9 million; gross unrealized losses of $13.1 million; allowance for credit losses of $5.9 million; and an estimated fair value of $1,180.8 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Allowance at the beginning of the period	$3.7	$15.1
Additions for securities for which credit losses were not previously recorded	1.5	.5
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	1.3	(2.5)
Reduction for securities sold during the period	(.6)	(7.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$5.9	$5.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$660.5	$649.1
Due after five years through ten years	538.4	531.7
Total	$1,198.9	$1,180.8

During the first three months of 2022, the VIEs recognized investment losses of $3.2 million which were comprised of: (i) $0.8 million of net losses from the sales of fixed maturities; (ii) the change in market value of other investments of $(.2) million; and (iii) an increase in the allowance for credit losses of $2.2 million. Such net realized losses included gross realized losses of $0.8 million from the sale of $11.7 million of investments. During the first three months of 2021, the VIEs recognized net investment gains of $4.1 million which were comprised of: (i) $5.6 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $9.7 million. Such net realized losses included gross realized losses of $5.6 million from the sale of $27.2 million of investments.

At March 31, 2022, there were no fixed maturity investments held by the VIEs in default.

At March 31, 2022, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $504.1 million and gross unrealized losses not deemed to have credit losses of $5.5 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $390.0 million and gross unrealized losses not deemed to have credit losses of $6.6 million that had been in an unrealized loss position for twelve months or greater.

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

At March 31, 2022, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $620.7 million (classified as other invested assets).  At March 31, 2022, we had unfunded commitments to these partnerships totaling $244.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 89 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2022 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$14,246.0	$118.0	$14,364.0
United States Treasury securities and obligations of United States government corporations and agencies	—	196.6	—	196.6
States and political subdivisions	—	2,698.7	—	2,698.7
Foreign governments	—	80.6	—	80.6
Asset-backed securities	—	1,121.6	41.2	1,162.8
Agency residential mortgage-backed securities	—	35.7	—	35.7
Non-agency residential mortgage-backed securities	—	1,879.9	4.4	1,884.3
Collateralized loan obligations	—	673.6	9.8	683.4
Commercial mortgage-backed securities	—	2,355.8	17.5	2,373.3
Total fixed maturities, available for sale	—	23,288.5	190.9	23,479.4
Equity securities - corporate securities	82.6	—	8.4	91.0
Trading securities:
Asset-backed securities	—	4.0	—	4.0
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	75.5	—	75.5
Commercial mortgage-backed securities	—	130.4	12.7	143.1
Total trading securities	—	210.3	12.7	223.0
Investments held by variable interest entities - corporate securities	—	1,180.8	—	1,180.8
Other invested assets - derivatives	—	114.0	—	114.0
Assets held in separate accounts	—	3.6	—	3.6
Total assets carried at fair value by category	$82.6	$24,797.2	$212.0	$25,091.8

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,543.5	$1,543.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2022
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,216.2	$1,216.2	$1,213.3
Policy loans	—	—	119.5	119.5	119.5
Other invested assets:
Company-owned life insurance	—	203.6	—	203.6	203.6
Cash and cash equivalents:
Unrestricted	546.0	—	—	546.0	546.0
Held by variable interest entities	48.0	—	—	48.0	48.0
Liabilities:
Policyholder account liabilities	—	—	14,546.3	14,546.3	14,546.3
Investment borrowings	—	1,642.6	—	1,642.6	1,640.5
Borrowings related to variable interest entities	—	1,119.4	—	1,119.4	1,133.1
Notes payable – direct corporate obligations	—	1,186.9	—	1,186.9	1,137.6

	December 31, 2021
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,297.5	$1,297.5	$1,218.6
Policy loans	—	—	120.2	120.2	120.2
Other invested assets:
Company-owned life insurance	—	207.0	—	207.0	207.0
Cash and cash equivalents:
Unrestricted	632.1	—	—	632.1	632.1
Held by variable interest entities	99.6	—	—	99.6	99.6
Liabilities:
Policyholder account liabilities	—	—	13,689.7	13,689.7	13,689.7
Investment borrowings	—	1,719.6	—	1,719.6	1,715.8
Borrowings related to variable interest entities	—	1,144.8	—	1,144.8	1,147.9
Notes payable – direct corporate obligations	—	1,283.4	—	1,283.4	1,137.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2022 (dollars in millions):

	March 31, 2022
	Beginning balance as of December 31, 2021	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2022	Amount of total gains (losses) for the three months ended March 31, 2022 included in our net income relating to assets and liabilities still held as of the reporting date	Amount of total gains (losses) for the three months ended March 31, 2022 included in accumulated other comprehensive income (loss) relating to assets and liabilities still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$89.7	$—	$(1.4)	$(6.5)	$36.2	$—	$118.0	$(2.1)	$(6.5)
Asset-backed securities	26.6	15.9	—	(1.3)	—	—	41.2	—	(1.3)
Non-agency residential mortgage-backed securities	—	—	—	(.6)	5.0	—	4.4	—	(.6)
Collateralized loan obligations	5.0	10.0	—	(.2)	—	(5.0)	9.8	—	(.2)
Commercial mortgage-backed securities	19.0	—	—	(1.5)	—	—	17.5	—	(1.5)
Total fixed maturities, available for sale	140.3	25.9	(1.4)	(10.1)	41.2	(5.0)	190.9	(2.1)	(10.1)
Equity securities - corporate securities	11.5	(2.9)	(.2)	—	—	—	8.4	(.2)	—
Trading securities:
Non-agency residential mortgage-backed securities	3.5	—	—	—	—	(3.5)	—	—	—
Commercial mortgage-backed securities	12.9	—	(.4)	.2	—	—	12.7	(.4)	—
Total trading securities	16.4	—	(.4)	.2	—	(3.5)	12.7	(.4)	—
Investments held by variable interest entities - corporate securities	2.2	(2.1)	(.1)	—	—	—	—	—	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended March 31, 2022 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$9.4	$(9.4)	$—	$—	$—
Asset-backed securities	16.0	(.1)	—	—	15.9
Collateralized loan obligations	10.0	—	—	—	10.0
Total fixed maturities, available for sale	35.4	(9.5)	—	—	25.9
Equity securities - corporate securities	.3	(3.2)	—	—	(2.9)
Investments held by variable interest entities - corporate securities	—	(2.1)	—	—	(2.1)

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended March 31, 2021 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$(.1)	$—	$—	$(.1)
Asset-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	—	(.3)	—	—	(.3)
Trading securities - non-agency residential mortgage-backed securities	—	(.3)	—	—	(.3)

The following table summarizes changes in the value of our embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities) which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Balance at beginning of the period	$1,724.1	$1,644.5
Premiums less benefits	21.1	15.5
Change in fair value, net	(201.7)	(110.7)
Balance at end of the period	$1,543.5	$1,549.3

The change in fair value, net for each period in our embedded derivatives is included in the consolidated statement of operations.

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3. Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and other special-purpose portfolios, investment gains (losses) or insurance policy benefits within the consolidated statement of operations or accumulated other comprehensive income within shareholders' equity based on the appropriate accounting treatment for the instrument. The amount presented for gains (losses) included in our net income for assets and liabilities still held as of the reporting date primarily represents change in allowance for credit losses for fixed maturities, available for sale, changes in fair value of equity securities, trading securities and changes in fair value of embedded derivative instruments included in liabilities for insurance products that exist as of the reporting date. The amount presented for gains (losses) included in accumulated other comprehensive income (loss) for assets and liabilities still held as of the reporting date primarily represents changes in the fair value of fixed maturities, available for sale, that are held as of the reporting date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2022, 79 percent of our Level 3 fixed maturities, available for sale, were investment grade and 62 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2022 (dollars in millions):

	Fair value at March 31, 2022	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$.1	Discounted cash flow analysis	Discount margins	4.79%
Corporate securities (c)	12.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (d)	10.7	Discounted cash flow analysis	Discount margins	1.57%
Equity securities (e)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (f)	8.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (g)	180.4	Unadjusted third-party price source	Not applicable	Not applicable
Total	212.0
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (h)	1,543.5	Discounted projected embedded derivatives	Projected portfolio yields	3.98% - 4.37% (3.99%)
			Discount rates	1.57% - 3.67% (2.71%)
			Surrender rates	1.50% - 26.40% (9.00%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2022, and its consolidated results of operations for the three months ended March 31, 2022 and 2021, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2021 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

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

•exposure to interest rate risk, including volatility to interest rates, may negatively impact our results of operations, financial position or cash flow;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

•our ability to maintain effective controls over financial reporting and modeling;

•our ability to continue to recruit and retain productive agents and distribution partners;

•customer response to new products, distribution channels and marketing initiatives;

•inflation may impact the sales and persistency of insurance products, a portion of our insurance policy benefits affected by increased medical coverage costs and various operating expenses including payroll;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. This structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces with one of the largest direct-to-consumer insurance businesses with proven experience in advertising, web/digital and call center support.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

We have also centralized certain functional areas previously housed in the three business segments, including marketing, business unit finance and sales training and support, among others. All policy, contract, and certificate terms, conditions, and benefits remain unchanged.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three months ending March 31, 2022 and 2021 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2022	2021
Insurance product margin
Annuity margin	$44.6	$57.9
Health margin	124.8	124.7
Life margin	19.8	27.1
Total insurance product margin	189.2	209.7
Allocated expenses	(144.8)	(141.1)
Income from insurance products	44.4	68.6
Fee income	9.9	7.3
Investment income not allocated to product lines	28.5	43.0
Expenses not allocated to product lines	(14.8)	(22.0)
Operating earnings before taxes	68.0	96.9
Income tax expense on operating income	(16.9)	(21.7)
Net operating income (a)	51.1	75.2
Net realized investment gains (losses) from sales and change in allowance for credit losses (net of related amortization)	(7.1)	3.6
Net change in market value of investments recognized in earnings	(25.5)	(6.4)
Fair value changes related to agent deferred compensation plan	22.7	13.2
Fair value changes in embedded derivative liabilities (net of related amortization)	90.8	82.1
Other	.4	.6
Net non-operating income before taxes	81.3	93.1
Income tax expense on non-operating income	(20.1)	(20.9)
Net non-operating income	61.2	72.2
Net income	$112.3	$147.4
Per diluted share
Net operating income	$.42	$.55
Net non-operating income	.51	.53
Net income	$.93	$1.08

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed index annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) changes in the valuation allowance for deferred tax assets and other tax items; and (vi) other non-operating items consisting primarily of earnings attributable to VIEs (“net operating income,” a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

CRITICAL ACCOUNTING POLICIES

Refer to "Critical Accounting Policies" in our 2021 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Insurance product margin
Annuity:
Insurance policy income	$5.0	$5.4
Net investment income	115.1	115.7
Insurance policy benefits	(17.8)	(6.2)
Interest credited	(41.3)	(38.7)
Amortization and non-deferred commissions	(16.4)	(18.3)
Annuity margin	44.6	57.9
Health:
Insurance policy income	406.7	416.5
Net investment income	71.8	71.5
Insurance policy benefits	(301.3)	(306.6)
Amortization and non-deferred commissions	(52.4)	(56.7)
Health margin	124.8	124.7
Life:
Insurance policy income	213.3	210.5
Net investment income	36.3	35.8
Insurance policy benefits	(163.6)	(163.6)
Interest credited	(11.6)	(10.6)
Amortization and non-deferred commissions	(25.3)	(21.7)
Advertising expense	(29.3)	(23.3)
Life margin	19.8	27.1
Total insurance product margin	189.2	209.7
Allocated expenses:
Branch office expenses	(18.1)	(18.5)
Other allocated expenses	(126.7)	(122.6)
Income from insurance products	44.4	68.6
Fee income	9.9	7.3
Investment income not allocated to product lines	28.5	43.0
Expenses not allocated to product lines	(14.8)	(22.0)
Operating earnings before taxes	68.0	96.9
Income tax expense on operating income	(16.9)	(21.7)
Net operating income	$51.1	$75.2

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

Summary of Operating Results: Net operating income was $51.1 million in the first quarter of 2022, down from $75.2 million in the first quarter of 2021.

Our operating earnings before taxes were $68.0 million in the first quarter of 2022 compared to $96.9 million in the first quarter of 2021. The decrease primarily reflects the following items: (i) a $15 million reduction in investment income not allocated to product lines primarily due to alternative investment income returns moderating to levels more in line with our long-term expectations; (ii) $10 million of impacts related to recent market volatility which reduced our fixed index annuity insurance margin; (iii) a $6 million decrease in the favorable COVID-19 impacts in our insurance margins; (iv) $6 million of higher non-deferrable advertising expenses, which generates profitable life sales, but pressures current period earnings; partially offset by (v) $8 million of lower expenses related to certain significant legal and regulatory matters and transaction expenses related to the acquisition of DirectPath (both of which were recognized in the first quarter of 2021).

Insurance product margin was $189.2 million in the first quarter of 2022, compared to $209.7 million in the first quarter of 2021. Insurance product margin has been significantly impacted by the COVID-19 pandemic. Our life margin reflected adverse mortality as a result of increased deaths related to COVID-19 of approximately $16 million and $19 million in the first quarters of 2022 and 2021, respectively. Our health margin reflected favorable COVID-19 impacts driven by the deferral of health care of approximately $32 million and $40 million in the first quarters of 2022 and 2021, respectively. In addition, the margin from fixed index annuities in the first quarter of 2022 was negatively impacted by $10 million due to recent market volatility. Lastly, the margin from traditional life products was impacted by $6 million of higher non-deferrable advertising expenses.

The fee income segment is summarized below (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Fee revenue	$40.3	$32.3
Operating costs and expenses	(30.4)	(25.0)
Net fee income	$9.9	$7.3

The higher net fee income in the first quarter of 2022, compared to the same period in 2021, is primarily driven by: (i) the growth related to the sales of third party products in recent periods and changes to our assumptions reflecting favorable

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
policy persistency; partially offset by (ii) higher expenses related to our DirectPath subsidiary which was acquired in February 2021.

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

Expenses not allocated to product lines in the first three months of 2021 included: (i) $5.3 million from legal and regulatory matters; and (ii) $2.5 million of transaction expenses related to the acquisition of DirectPath. The following summarizes expenses not allocated to product lines as adjusted for the significant items summarized above (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Expenses not allocated to product lines	$14.8	$22.0
Net expenses related to significant legal and regulatory matters	—	(5.3)
Transaction expenses related to acquisition of DirectPath	—	(2.5)
Adjusted total	$14.8	$14.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Annuity margin:
Fixed index annuities
Insurance policy income	$3.0	$3.0
Net investment income	87.7	84.9
Insurance policy benefits	(13.7)	1.6
Interest credited	(29.3)	(24.9)
Amortization and non-deferred commissions	(14.5)	(16.3)
Margin from fixed index annuities	$33.2	$48.3
Average net insurance liabilities	$8,268.4	$7,464.8
Margin/average net insurance liabilities	1.61%	2.59%
Fixed interest annuities
Insurance policy income	$.1	$.2
Net investment income	21.5	24.4
Insurance policy benefits	(.3)	(.7)
Interest credited	(11.4)	(13.2)
Amortization and non-deferred commissions	(1.8)	(1.9)
Margin from fixed interest annuities	$8.1	$8.8
Average net insurance liabilities	$1,761.9	$1,951.6
Margin/average net insurance liabilities	1.84%	1.80%
Other annuities
Insurance policy income	$1.9	$2.2
Net investment income	5.9	6.4
Insurance policy benefits	(3.8)	(7.1)
Interest credited	(.6)	(.6)
Amortization and non-deferred commissions	(.1)	(.1)
Margin from other annuities	$3.3	$.8
Average net insurance liabilities	$488.0	$512.2
Margin/average net insurance liabilities	2.70%	.62%
Total annuity margin	$44.6	$57.9
Average net insurance liabilities	$10,518.3	$9,928.6
Margin/average net insurance liabilities	1.70%	2.33%

Margin from fixed index annuities was $33.2 million in the first quarter of 2022, compared to $48.3 million in the first quarter of 2021. The decrease in margin is primarily driven by $10 million of unfavorable impacts resulting from market conditions (primarily higher interest rates and lower equity markets) in the first quarter of 2022 compared to the first quarter of 2021. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $8,268.4 million and $7,464.8 million in the first quarters of 2022 and 2021, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.24 percent in the first quarter of 2022, down from 4.55 percent in the first quarter of 2021, reflecting lower market yields. We believe the margin on annuities (primarily fixed index annuities) was favorably impacted by approximately $1 million in the three months ended March 31, 2021, primarily due to persistency impacts indirectly related to the pandemic.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(64.3) million and $37.7 million in the first quarters of 2022 and 2021, respectively.

Margin from fixed interest annuities was $8.1 million in the first quarter of 2022 compared to $8.8 million in the first quarter of 2021, driven primarily by a reduction in the size of the block and lower investment yields. Average net insurance liabilities were $1,761.9 million in the first quarter of 2022 compared to $1,951.6 million in the first quarter of 2021, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 4.88 percent in the first quarter of 2022 from 5.00 percent in the first quarter of 2021, reflecting lower market yields.

Margin from other annuities was $3.3 million in the first quarter of 2022 compared to $.8 million in the first quarter of 2021. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was higher in the first quarter of 2022, compared to the same period in 2021.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Health margin:
Supplemental health
Insurance policy income	$173.5	$169.8
Net investment income	37.5	36.1
Insurance policy benefits	(124.4)	(126.3)
Amortization and non-deferred commissions	(29.4)	(29.2)
Margin from supplemental health	$57.2	$50.4
Margin/insurance policy income	33%	30%
Medicare supplement
Insurance policy income	$166.8	$181.0
Net investment income	1.3	1.3
Insurance policy benefits	(110.2)	(120.0)
Amortization and non-deferred commissions	(21.7)	(24.1)
Margin from Medicare supplement	$36.2	$38.2
Margin/insurance policy income	22%	21%
Long-term care margin
Insurance policy income	$66.4	$65.7
Net investment income	33.0	34.1
Insurance policy benefits	(66.7)	(60.3)
Amortization and non-deferred commissions	(1.3)	(3.4)
Margin from long-term care	$31.4	$36.1
Margin/insurance policy income	47%	55%
Total health margin	$124.8	$124.7
Margin/insurance policy income	31%	30%

Margin from supplemental health business was $57.2 million in the first quarter of 2022, up 13 percent from the first quarter of 2021, reflecting growth in the block and favorable claim experience attributable to policyholders deferring health care during the pandemic. The margin as a percentage of insurance policy income was 33 percent in the first quarter of 2022 compared to 30 percent in the prior year period. Insurance policy benefits in the first three months of 2022 reflected better claims experience than expected which is attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. We estimate that the supplemental health margin in the three months ended March 31, 2022 and 2021 was favorably impacted by approximately $9 million and $6 million, respectively, relative to our expectations and previous experience prior to COVID-19.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
benefits will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.

Margin from Medicare supplement business was $36.2 million and $38.2 million in the first quarters of 2022 and 2021, respectively. The margin on the Medicare supplement business in the 2022 and 2021 periods reflects favorable claim experience primarily attributable to policyholders deferring health care during the pandemic. We expect claim experience to normalize over time and the deferral of care may lead to higher claim costs in future periods. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the Medicare supplement margin was favorably impacted by approximately $7 million and $9 million in the three months ended March 31, 2022 and 2021, respectively. Insurance policy income was $166.8 million in the first quarter of 2022, down 7.8 percent from the first quarter of 2021, reflecting lower sales in recent periods partially offset by premium rate increases. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences.

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

Margin from Long-term care products was $31.4 million in the first quarter of 2022, down 13 percent from the first quarter of 2021. The margin as a percentage of insurance policy income was 47 percent in the first quarter of 2022 compared to 55 percent in the first quarter of 2021. The margin in both the 2022 and 2021 periods benefited from lower claims incurred attributable to policyholders deferring health care during the pandemic which is expected to normalize in future periods. In addition, an increase in policyholder deaths attributable to the pandemic resulted in higher than expected reserve releases in the first quarter of 2021. Based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19, we estimate that the long-term care margin was favorably impacted by approximately $16 million and $25 million in the three months ended March 31, 2022 and 2021, respectively. In addition, the margin has been favorably impacted by the more profitable business currently being sold and the run-off of less profitable older long-term care business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Life margin:
Interest-sensitive life
Insurance policy income	$43.1	$40.8
Net investment income	13.0	12.4
Insurance policy benefits	(21.2)	(22.7)
Interest credited	(11.5)	(10.5)
Amortization and non-deferred commissions	(6.5)	(5.8)
Margin from interest-sensitive life	$16.9	$14.2
Average net insurance liabilities	$1,011.9	$954.7
Interest margin	$1.5	$1.9
Interest margin/average net insurance liabilities	.59%	.80%
Underwriting margin	$15.4	$12.3
Underwriting margin/insurance policy income	36%	30%
Traditional life
Insurance policy income	$170.2	$169.7
Net investment income	23.3	23.4
Insurance policy benefits	(142.4)	(140.9)
Interest credited	(.1)	(.1)
Amortization and non-deferred commissions	(18.8)	(15.9)
Advertising expense	(29.3)	(23.3)
Margin from traditional life	$2.9	$12.9
Margin/insurance policy income	2%	8%
Margin excluding advertising expense/insurance policy income	19%	21%
Total life margin	$19.8	$27.1

Margin from interest-sensitive life business was $16.9 million in the first quarter of 2022, up 19 percent from the first quarter of 2021. The change in margin reflects less unfavorable mortality related to COVID-19 in the first quarter of 2022, compared to the first quarter of 2021 and growth in the block due to sales in recent periods. We estimate that the unfavorable impact from death claims related to COVID-19 on the margin of this block of business was approximately $3 million and $7 million in the three months ended March 31, 2022 and 2021, respectively.

The interest margin was $1.5 million and $1.9 million in the first quarters of 2022 and 2021, respectively. Net investment income in the 2022 period was slightly higher than the 2021 period. The increase in average net insurance liabilities results in higher net investment income allocated, which is partially offset by lower earned yields. The earned yield was 5.14 percent and 5.20 percent in the first quarters of 2022 and 2021, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(7.6) million and $4.8 million in the first quarters of 2022 and 2021, respectively.

Margin from traditional life business was $2.9 million in the first quarter of 2022 compared to $12.9 million in the first quarter of 2021. Insurance policy benefits were $142.4 million in the first quarter of 2022, up 1.1 percent from the same period in 2021. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
approximately $13 million and $12 million in the three months ended March 31, 2022 and 2021, respectively. In addition, amortization is higher in the first quarter of 2022, as compared to the same period in 2021, primarily related to modestly lower persistency and higher deferred acquisition costs in recent periods due to strong sales.
Allocated net investment income in the 2022 period was comparable to the 2021 period, as the growth in the block was offset by lower average investment yields.

Advertising expense was $29.3 million in the first quarter of 2022, up $6.0 million from the comparable period in 2021. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Collected premiums from annuity and interest-sensitive life products:
Annuities	$368.6	$325.4
Interest-sensitive life	56.6	54.5
Total collected premiums from annuity and interest-sensitive life products	$425.2	$379.9

Collected premiums from annuity and interest-sensitive products increased 12 percent in the first quarter of 2022 compared to the first quarter of 2021 primarily due to higher premium collections from fixed index annuity products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Net investment income	$208.2	$338.2
Allocated to product lines:
Annuity	(115.1)	(115.7)
Health	(71.8)	(71.5)
Life	(36.3)	(35.8)
Equity returns credited to policyholder account balances	71.9	(42.5)
Amounts allocated to product lines and credited to policyholder account balances	(151.3)	(265.5)
Amount related to variable interest entities and other non-operating items	(7.2)	(7.8)
Interest expense on debt	(15.7)	(15.5)
Interest expense on investment borrowings	(2.4)	(2.7)
Expenses related to FABN program	(7.3)	—
Less amounts credited to deferred compensation plans (offsetting investment income)	4.2	(3.7)
Total adjustments	(28.4)	(29.7)
Investment income not allocated to product lines	$28.5	$43.0

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

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income for the three months ending March 31, 2022 and 2021 (dollars in millions):

	Three months ended
	March 31,
	2022	2021
Net realized investment gains (losses) from sales and change in allowance for credit losses (net of related amortization)	$(7.1)	$3.6
Net change in market value of investments recognized in earnings	(25.5)	(6.4)
Fair value changes related to agent deferred compensation plan	22.7	13.2
Fair value changes in embedded derivative liabilities (net of related amortization)	90.8	82.1
Other	.4	.6
Net non-operating income before taxes	$81.3	$93.1

Net realized investment losses, net of related amortization, in the three months ended March 31, 2022, were $7.1 million, including the unfavorable change in the allowance for credit losses of $30.7 million which was recorded in earnings. Net realized investment gains, net of related amortization, in the three months ended March 31, 2021 were $3.6 million, including the favorable change in the allowance for credit losses of $9.6 million which was recorded in earnings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The change in market value of investments recognized in earnings was a decrease of $25.5 million and $6.4 million in the first quarters of 2022 and 2021, respectively. The change in value will fluctuate from period to period based on market conditions.

During the first three months of 2022 and 2021, we recognized an increase in earnings of $22.7 million and $13.2 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

The fair value changes in embedded derivative liabilities related to our fixed index annuities (net of related amortization) increased earnings by $90.8 million and $82.1 million in the first quarters of 2022 and 2021, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization. Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. The increase in U.S. Treasury rates in the 2022 and 2021 periods was the primary factor in the change in estimated fair value of the embedded derivative liabilities.

Other non-operating items include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
LIQUIDITY AND CAPITAL RESOURCES

2022 Outlook

Market volatility adversely impacted our results in the first quarter of 2022 (specifically the decrease in equity markets, the higher equity market volatility and increase in interest rates), decreasing our fixed index annuity margin by approximately $10 million. If such market volatility persists in future periods, we expect it would have directionally similar adverse impacts on our results in those periods.

For the remainder of 2022, we expect:

•continued positive sales momentum with respect to new annualized premiums, collected premiums and fee revenue;
•continued net favorable COVID-19 impacts on insurance product margin, but tapering off over the course of the year;
•investment income allocated to product lines to be relatively flat compared to 2021;
•net investment income not allocated to product lines to trend lower in 2022, as compared to the elevated levels in 2021, as the yield on alternative investments moderates;
•earnings from our fee income segment to be higher in 2022 compared to 2021;
•total expenses allocated and not allocated to product lines in 2022 to trend modestly higher than 2021 (excluding certain significant items related to legal and regulatory matters and transaction expenses related to the acquisition of DirectPath) as we capture operating efficiencies, while also investing in growth; and
•effective tax rate in 2022 to be higher than 2021 primarily due to higher state income taxes.

In the aggregate, our consolidated RBC capital level and excess holding company liquidity are essentially in line with our target capital levels (see "—Liquidity for Insurance Operations" below).

We expect free cash flow to be less than the $380 million generated in 2021, reflecting moderating yield on alternative investments and tapering of net favorable COVID-19 impacts, and our decision in 2021 to reduce capital and excess holding company liquidity to target levels which contributed to higher levels of free cash flow in 2021.

Our expectations are based on our financial model, which reflects our best estimate assumptions of various key variables. Given the unprecedented nature of the COVID-19 pandemic and the current macro-economic and geopolitical environment, the assumptions used in our modeling are based on variables that are inherently unpredictable, are subject to change, and have been difficult to predict accurately in prior periods. There are many plausible assumptions which could result in materially different projected outcomes from those used in our modeling which could affect our business, results of operations, financial condition and liquidity. The outcome generated by the application of updated assumptions may be materially different from those described above.

Our capital structure as of March 31, 2022 and December 31, 2021 was as follows (dollars in millions):

	March 31, 2022	December 31, 2021
Total capital:
Corporate notes payable	$1,137.6	$1,137.3
Shareholders’ equity:
Common stock	1.2	1.2
Additional paid-in capital	2,085.7	2,184.2
Accumulated other comprehensive income	380.5	1,947.1
Retained earnings	1,223.5	1,127.2
Total shareholders’ equity	3,690.9	5,259.7
Total capital	$4,828.5	$6,397.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes certain financial ratios as of and for the three months ended March 31, 2022 and as of and for the year ended December 31, 2021:

	March 31, 2022	December 31, 2021
Book value per common share	$31.48	$43.69
Book value per common share, excluding accumulated other comprehensive income (a)	28.24	27.52
Debt to total capital ratios:
Corporate debt to total capital	23.6%	17.8%
Corporate debt to total capital, excluding accumulated other comprehensive income (a)	25.6%	25.6%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2022, the carrying value of the FHLB common stock was $75.2 million.  As of March 31, 2022, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at March 31, 2022, which are maintained in custodial accounts for the benefit of the FHLB.

In the third quarter of 2021, Bankers Life established a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. The maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $3 billion. In October 2021, Bankers Life issued a funding agreement to a series of the Trust in an aggregate principal amount of $500 million. In January 2022, Bankers Life issued two additional funding agreements, each to a series of the Trust, totaling $900 million. Under current market conditions, we expect the FABN program to provide approximately 100 basis points of annualized pre-tax spread income on the notional amount of the funding agreements outstanding, net of the expense associated with the program. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio was 365 percent at March 31, 2022, compared to 386 percent at December 31, 2021. In the first three months of 2022, our estimated consolidated statutory operating earnings were $30 million and insurance company dividends of $69.6 million were paid to the holding company. Our RBC ratio at March 31, 2022, was 10 percentage points below our targeted statutory RBC ratio of 375 percent which is equivalent to approximately $50 million of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
capital. Our holding company liquidity at March 31, 2022, was $192.3 million relative to our minimum target level of $150 million (see "—Liquidity of the Holding Companies" below). In the aggregate, our RBC capital level and excess holding company liquidity were essentially in line with our target capital levels. Over time, as markets stabilize, we expect to manage back to the individual targets of a 375 percent consolidated statutory RBC ratio and a minimum $150 million of holding company liquidity. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings and is aligned with our risk appetite.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by AM Best Company ("AM Best"), Fitch Ratings ("Fitch"), Moody's Investor Services, Inc. ("Moody's") and S&P are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2022, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held $192.3 million of cash and investments which was comprised of: (i) unrestricted cash and cash equivalents of $141.6 million; and (ii) exchange-traded funds that invest in fixed income securities of $50.7 million. We expect to manage our liquidity levels closer to our minimum target level of $150 million. Refer to "—Liquidity for Insurance Operations" above regarding our aggregate capital levels relative to our consolidated statutory RBC ratio target and minimum holding company liquidity target.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2022, our insurance subsidiaries paid dividends to CDOC totaling $69.6 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 307 percent at March 31, 2022.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2022, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$242.5	(a)
Colonial Penn	(439.7)	(b)
____________________
(a)Bankers Life paid dividends of $45.0 million to CLTX in the first three months of 2022. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
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

At March 31, 2022, there are no amounts outstanding under our Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first three months of 2022, we generated $60 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first three months of 2022, we repurchased 4.1 million shares of common stock for $100.0 million under our securities repurchase program. The Company had remaining repurchase authority of $266.9 million as of March 31, 2022.

In the first three months of 2022, dividends declared on common stock totaled $16.0 million ($0.13 per common share). In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At March 31, 2022, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,110.8	$837.2	$(356.3)	$(19.9)	$13,571.8
United States Treasury securities and obligations of United States government corporations and agencies	168.0	31.1	(2.5)	—	196.6
States and political subdivisions	2,634.4	155.7	(102.1)	(.6)	2,687.4
Foreign governments	78.2	5.1	(2.6)	(.1)	80.6
Asset-backed securities	1,034.6	7.5	(29.0)	(.1)	1,013.0
Agency residential mortgage-backed securities	33.9	1.8	—	—	35.7
Non-agency residential mortgage-backed securities	1,163.9	15.0	(51.8)	—	1,127.1
Collateralized loan obligations	681.8	.9	(6.2)	—	676.5
Commercial mortgage-backed securities	2,341.3	11.7	(59.2)	—	2,293.8
Total investment grade fixed maturities, available for sale	21,246.9	1,066.0	(609.7)	(20.7)	21,682.5
Below-investment grade (a) (b):
Corporate securities	821.8	10.2	(24.1)	(15.7)	792.2
States and political subdivisions	11.6	—	(.1)	(.2)	11.3
Asset-backed securities	155.1	.5	(5.8)	—	149.8
Non-agency residential mortgage-backed securities	662.7	97.0	(2.5)	—	757.2
Collateralized loan obligations	7.4	—	(.5)	—	6.9
Commercial mortgage-backed securities	83.8	—	(4.3)	—	79.5
Total below-investment grade fixed maturities, available for sale	1,742.4	107.7	(37.3)	(15.9)	1,796.9
Total fixed maturities, available for sale	$22,989.3	$1,173.7	$(647.0)	$(36.6)	$23,479.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2022 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$13,170.7	$13,426.8	57.2%
2	8,713.2	8,988.5	38.3
Total NAIC 1 and 2 (investment grade)	21,883.9	22,415.3	95.5
3	750.8	735.5	3.1
4	299.9	289.3	1.2
5	33.8	32.4	.2
6	20.9	6.9	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,105.4	1,064.1	4.5
Total	$22,989.3	$23,479.4	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2022 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,698.7	11.5%	$102.2	15.8%
Commercial mortgage-backed securities	2,373.3	10.1	63.5	9.8
Non-agency residential mortgage-backed securities	1,884.3	8.0	54.3	8.4
Banks	1,794.5	7.6	54.0	8.4
Insurance	1,556.9	6.6	37.8	5.8
Utilities	1,414.7	6.0	36.7	5.7
Healthcare/pharmaceuticals	1,408.5	6.0	46.1	7.1
Asset-backed securities	1,162.8	5.0	34.8	5.4
Brokerage	1,020.9	4.3	33.4	5.2
Technology	919.0	3.9	37.1	5.7
Food/beverage	867.8	3.7	15.5	2.4
Energy	746.9	3.2	11.5	1.8
Collateralized loan obligations	683.4	2.9	6.7	1.0
Cable/media	581.7	2.5	18.8	2.9
Transportation	468.7	2.0	3.7	.6
Telecom	442.3	1.9	1.7	.3
Real estate/REITs	437.0	1.9	8.0	1.2
Capital goods	403.6	1.7	4.1	.6
Chemicals	340.9	1.5	7.9	1.2
Aerospace/defense	237.1	1.0	8.2	1.3
Retail	234.7	1.0	11.1	1.7
Other	1,801.7	7.7	49.9	7.7
Total fixed maturities, available for sale	$23,479.4	100.0%	$647.0	100.0%

Below-Investment Grade Securities

At March 31, 2022, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,742.4 million, or 7.6 percent of the Company's fixed maturity portfolio (or $1,105.4 million, or 4.8 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,796.9 million, or 103 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first three months of 2022, we recognized $30.6 million of realized losses on sales of $786.6 million of fixed maturity securities, available for sale, including: (i) $14.6 million related to various corporate securities; (ii) $9.8 million related to non-agency residential mortgage-backed securities; (iii) $4.2 million related to states and political subdivisions; and (iv) $2.0 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

During the first three months of 2021, we recognized $13.8 million of realized losses on sales of $215.5 million of fixed maturity securities, available for sale related to various corporate securities.

The following summarizes the investments sold at a loss during the first three months of 2022 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	4	$11.3	$6.0

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.7	$2.6
Due after one year through five years	675.1	646.3
Due after five years through ten years	1,443.1	1,367.4
Due after ten years	4,486.2	4,068.6
Subtotal	6,609.1	6,084.9
Structured securities	3,949.3	3,789.9
Total	$10,558.4	$9,874.8

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2022 (dollars in millions);

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$5.0	$(1.1)	$3.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2022 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$100.8	$1.3	$—	$.1	$102.2
Commercial mortgage-backed securities	46.8	12.4	4.3	—	63.5
Non-agency residential mortgage-backed securities	23.9	27.9	1.4	1.1	54.3
Banks	31.8	22.0	.2	—	54.0
Healthcare/pharmaceuticals	37.5	7.4	.9	.3	46.1
Insurance	20.5	15.8	1.3	.2	37.8
Technology	20.4	15.3	.9	.5	37.1
Utilities	17.1	19.0	.6	—	36.7
Asset-backed securities	10.1	18.9	5.1	.7	34.8
Brokerage	10.3	22.4	.6	.1	33.4
Cable/media	2.6	13.6	1	1.6	18.8
Food/beverage	3.4	11.4	.1	.6	15.5
Energy	1.4	3.9	.6	5.6	11.5
Retail	7.8	2.3	1.0	—	11.1
Consumer products	7.3	2.3	.1	.9	10.6
Aerospace/defense	.9	6.9	—	.4	8.2
Real estate/REITs	7.0	.9	.1	—	8.0
Chemicals	.8	3.8	.2	3.1	7.9
Collateralized loan obligations	4.9	1.3	.5	—	6.7
Building materials	1.6	3.0	.1	.3	5.0
Autos	.9	3.9	.2	—	5.0
Capital goods	2.8	1.0	.2	.1	4.1
Transportation	2.1	1.4	—	.2	3.7
Foreign governments	.8	1.8	—	—	2.6
United States Treasury securities and obligations of United States government corporations and agencies	2.5	—	—	—	2.5
Entertainment/hotels	1.5	.6	—	—	2.1
Metals and mining	—	1.7	.2	.1	2.0
Telecom	—	1.7	—	—	1.7
Paper	.4	1.0	.2	.1	1.7
Other	10.4	6.5	1.2	.3	18.4
Total fixed maturities, available for sale	$378.3	$231.4	$21.0	$16.3	$647.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Structured Securities

At March 31, 2022, fixed maturity investments included structured securities with an estimated fair value of $6.1 billion (or 26.1 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2022, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,189.7	$1,162.8	4.9%
Agency residential mortgage-backed securities	33.9	35.7	.2
Non-agency residential mortgage-backed securities	1,826.6	1,884.3	8.0
Collateralized loan obligations	689.2	683.4	2.9
Commercial mortgage-backed securities	2,425.1	2,373.3	10.1
Total structured securities	$6,164.5	$6,139.5	26.1%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

	Three months ended
	March 31,
	2022	2021
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$10.8	$11.8
Fee revenue and other income	1.4	1.3
Total revenues	12.2	13.1
Expenses:
Interest expense	5.7	5.9
Other operating expenses	.4	.4
Total expenses	6.1	6.3
Income before net investment gains (losses) and income taxes	6.1	6.8
Net investment gains (losses)	(3.2)	4.1
Income before income taxes	$2.9	$10.9

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of March 31, 2022 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$148.2	12.6%	$1.1	8.4%
Healthcare/pharmaceuticals	132.5	11.2	1.3	9.9
Cable/media	129.8	11.0	1.6	12.1
Food/beverage	83.5	7.1	1.3	10.0
Capital goods	68.5	5.8	1.0	8.0
Chemicals	67.4	5.7	.7	5.0
Building materials	62.8	5.3	.6	5.0
Brokerage	56.9	4.8	.5	3.9
Consumer products	52.1	4.4	.8	5.8
Paper	50.1	4.2	.7	5.4
Utilities	38.7	3.3	.6	4.3
Aerospace/defense	35.5	3.0	.2	1.8
Insurance	35.2	3.0	.4	2.9
Autos	35.0	3.0	.4	3.1
Transportation	34.7	2.9	.3	1.9
Business services	23.9	2.0	.4	3.2
Retail	15.4	1.3	.1	1.0
Banks	11.9	1.0	.1	1.0
Other	98.7	8.4	1.0	7.3
Total	$1,180.8	100.0%	$13.1	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$624.4	$612.4
Due after five years through ten years	496.7	489.7
Total	$1,121.1	$1,102.1

There were no investments sold at a loss during the first three months of 2022 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no material changes in the first three months of 2022 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk.  Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2022)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	1,573,755	$25.21	1,572,335	$327.3
February 1 through February 28	1,171,396	24.84	901,547	304.9
March 1 through March 31	1,699,578	24.13	1,582,976	266.9
Total	4,444,729	24.70	4,056,858	266.9
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2021 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

10.1	Form of restricted stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan.

10.2	Form of performance stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 6, 2022

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)