Form 10-Q
period 2022-06-30
CNO Financial Group, Inc.
filed 2022-08-05
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of July 21, 2022:  114,397,676

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2022	December 31, 2021

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: June 30, 2022 - $54.2 and December 31, 2021 - $7.6; amortized cost: June 30, 2022 - $23,100.8 and December 31, 2021 - $21,867.6)	$21,362.7	$24,805.4
Equity securities at fair value	136.9	131.1
Mortgage loans (net of allowance for credit losses: June 30, 2022 - $4.9 and December 31, 2021 - $5.6)	1,215.3	1,218.6
Policy loans	119.5	120.2
Trading securities	198.9	227.2
Investments held by variable interest entities (net of allowance for credit losses: June 30, 2022 - $12.2 and December 31, 2021 - $3.7; amortized cost: June 30, 2022 - $1,180.2 and December 31, 2021 - $1,206.8)	1,107.7	1,199.6
Other invested assets	1,086.6	1,224.0
Total investments	25,227.6	28,926.1
Cash and cash equivalents - unrestricted	567.2	632.1
Cash and cash equivalents held by variable interest entities	52.2	99.6
Accrued investment income	224.1	216.4
Present value of future profits	219.8	222.6
Deferred acquisition costs	1,767.0	1,112.0
Reinsurance receivables (net of allowance for credit losses: June 30, 2022 - $3.0 and December 31, 2021 - $3.0)	4,277.9	4,354.3
Income tax assets, net	929.8	118.3
Assets held in separate accounts	3.0	3.9
Other assets	566.9	519.1
Total assets	$33,835.5	$36,204.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2022	December 31, 2021

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$14,608.8	$13,689.7
Future policy benefits	11,684.6	11,670.7
Liability for policy and contract claims	466.4	501.8
Unearned and advanced premiums	243.4	246.7
Liabilities related to separate accounts	3.0	3.9
Other liabilities	713.2	830.9
Investment borrowings	1,640.2	1,715.8
Borrowings related to variable interest entities	1,125.9	1,147.9
Notes payable – direct corporate obligations	1,138.0	1,137.3
Total liabilities	31,623.5	30,944.7
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2022 – 114,795,328; December 31, 2021 – 120,377,152)	1.1	1.2
Additional paid-in capital	2,032.7	2,184.2
Accumulated other comprehensive income (loss)	(1,165.0)	1,947.1
Retained earnings	1,343.2	1,127.2
Total shareholders' equity	2,212.0	5,259.7
Total liabilities and shareholders' equity	$33,835.5	$36,204.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Insurance policy income	$625.6	$630.5	$1,250.6	$1,262.9
Net investment income:
General account assets	317.7	282.1	595.2	564.8
Policyholder and other special-purpose portfolios	(93.8)	97.1	(163.1)	152.6
Investment gains (losses):
Realized investment gains (losses)	(7.0)	17.1	11.8	11.1
Other investment gains (losses)	(41.8)	14.2	(93.3)	17.4
Total investment gains (losses)	(48.8)	31.3	(81.5)	28.5
Fee revenue and other income	54.3	32.1	96.7	70.3
Total revenues	855.0	1,073.1	1,697.9	2,079.1
Benefits and expenses:
Insurance policy benefits	340.2	657.4	686.9	1,116.5
Interest expense	27.8	24.0	51.6	48.1
Amortization	88.1	42.6	192.0	142.3
Other operating costs and expenses	223.5	247.5	442.7	480.6
Total benefits and expenses	679.6	971.5	1,373.2	1,787.5
Income before income taxes	175.4	101.6	324.7	291.6
Income tax expense on period income	39.3	23.6	76.3	66.2
Net income	$136.1	$78.0	$248.4	$225.4
Earnings per common share:
Basic:
Weighted average shares outstanding	115,533,000	131,016,000	117,078,000	132,578,000
Net income	$1.18	$.59	$2.12	$1.70
Diluted:
Weighted average shares outstanding	117,286,000	133,814,000	119,144,000	135,233,000
Net income	$1.16	$.58	$2.08	$1.67

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$136.1	$78.0	$248.4	$225.4
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	(2,285.9)	874.5	(4,721.0)	(323.7)
Adjustment to present value of future profits and deferred acquisition costs	282.8	(75.4)	540.3	8.2
Amount related to premium deficiencies assuming the net unrealized gains had been realized	—	(165.0)	165.0	97.5
Reclassification adjustments:
For net realized investment (gains) losses included in net income	27.2	(25.0)	35.0	(25.5)
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income	(1.0)	1.3	(1.1)	1.3
Other comprehensive income (loss) before tax	(1,976.9)	610.4	(3,981.8)	(242.2)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	431.4	(133.0)	869.7	51.6
Other comprehensive income (loss), net of tax	(1,545.5)	477.4	(3,112.1)	(190.6)
Comprehensive income (loss)	$(1,409.4)	$555.4	$(2,863.7)	$34.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, March 31, 2021	132,268	$1.3	$2,457.8	$1,518.1	$883.5	$4,860.7
Net income	—	—	—	—	78.0	78.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $133.0)	—	—	—	477.4	—	477.4
Common stock repurchased	(3,491)	—	(87.4)	—	—	(87.4)
Dividends on common stock	—	—	—	—	(17.3)	(17.3)
Employee benefit plans, net of shares used to pay tax withholdings	328	—	12.6	—	—	12.6
Balance, June 30, 2021	129,105	$1.3	$2,383.0	$1,995.5	$944.2	$5,324.0

Balance, March 31, 2022	117,241	$1.2	$2,085.7	$380.5	$1,223.5	$3,690.9
Net income	—	—	—	—	136.1	136.1
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $431.4)	—	—	—	(1,545.5)	—	(1,545.5)
Common stock repurchased	(2,550)	(.1)	(59.9)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	104	—	6.9	—	—	6.9
Balance, June 30, 2022	114,795	$1.1	$2,032.7	$(1,165.0)	$1,343.2	$2,212.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2020	135,279	$1.3	$2,544.5	$2,186.1	$752.3	$5,484.2
Net income	—	—	—	—	225.4	225.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $51.6)	—	—	—	(190.6)	—	(190.6)
Common stock repurchased	(7,600)	—	(187.4)	—	—	(187.4)
Dividends on common stock	—	—	—	—	(33.5)	(33.5)
Employee benefit plans, net of shares used to pay tax withholdings	1,426	—	25.9	—	—	25.9
Balance, June 30, 2021	129,105	$1.3	$2,383.0	$1,995.5	$944.2	$5,324.0

Balance, December 31, 2021	120,377	$1.2	$2,184.2	$1,947.1	$1,127.2	$5,259.7
Net income	—	—	—	—	248.4	248.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $869.7)	—	—	—	(3,112.1)	—	(3,112.1)
Common stock repurchased	(6,607)	(.1)	(159.9)	—	—	(160.0)
Dividends on common stock	—	—	—	—	(32.4)	(32.4)
Employee benefit plans, net of shares used to pay tax withholdings	1,025	—	8.4	—	—	8.4
Balance, June 30, 2022	114,795	$1.1	$2,032.7	$(1,165.0)	$1,343.2	$2,212.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Insurance policy income	$1,153.7	$1,179.1
Net investment income	547.5	523.8
Fee revenue and other income	80.3	72.4
Insurance policy benefits	(834.3)	(839.6)
Interest expense	(47.3)	(46.3)
Deferrable policy acquisition costs	(165.5)	(142.8)
Other operating costs	(549.4)	(474.7)
Income taxes	(18.0)	(33.6)
Net cash from operating activities	167.0	238.3
Cash flows from investing activities:
Sales of investments	2,226.1	1,092.5
Maturities and redemptions of investments	923.4	1,554.8
Purchases of investments	(4,353.1)	(3,118.5)
Net purchases of trading securities	(1.9)	(18.9)
Other	(24.8)	(60.3)
Net cash used by investing activities	(1,230.3)	(550.4)
Cash flows from financing activities:
Issuance of common stock	4.7	17.5
Payments to repurchase common stock	(170.1)	(187.5)
Common stock dividends paid	(32.6)	(33.6)
Amounts received for deposit products	1,958.7	917.5
Withdrawals from deposit products	(711.6)	(676.8)
Issuance of investment borrowings:
Federal Home Loan Bank	210.0	393.7
Payments on investment borrowings:
Federal Home Loan Bank	(285.6)	(394.7)
Related to variable interest entities	(22.5)	(1.1)
Net cash provided by financing activities	951.0	35.0
Net decrease in cash and cash equivalents	(112.3)	(277.1)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	731.7	991.9
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$619.4	$714.8

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

If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors. The credit loss component is recorded as an allowance and reported in other investment gains (losses) (limited to the difference between estimated fair value and amortized cost). The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income (loss) along with unrealized gains related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectable, the remaining amortized cost will be written off.

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

Accumulated other comprehensive income (loss) is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of June 30, 2022 and December 31, 2021, were as follows (dollars in millions):

	June 30, 2022	December 31, 2021
Net unrealized gains (losses) on investments having no allowance for credit losses	$(500.7)	$2,963.3
Unrealized losses on investments with an allowance for credit losses	(1,245.1)	(23.1)
Adjustment to present value of future profits (a)	3.6	(8.3)
Adjustment to deferred acquisition costs	246.6	(420.2)
Adjustment to insurance liabilities	—	(25.5)
Deferred income tax assets (liabilities)	330.6	(539.1)
Accumulated other comprehensive income (loss)	$(1,165.0)	$1,947.1
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date Conseco, Inc., an Indiana corporation, emerged from bankruptcy.

At December 31, 2021, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(7.3) million, $(132.2) million, $(25.5) million and $35.8 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. There were no such adjustments at June 30, 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At June 30, 2022, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,921.1	$151.3	$(1,292.2)	$(52.2)	$12,728.0
United States Treasury securities and obligations of United States government corporations and agencies	168.8	6.7	(3.2)	—	172.3
States and political subdivisions	2,699.0	63.6	(276.7)	(1.1)	2,484.8
Foreign governments	74.6	.2	(8.1)	(.7)	66.0
Asset-backed securities	1,259.1	1.7	(84.0)	(.2)	1,176.6
Agency residential mortgage-backed securities	32.0	1.1	—	—	33.1
Non-agency residential mortgage-backed securities	1,809.2	69.7	(116.5)	—	1,762.4
Collateralized loan obligations	727.9	—	(33.9)	—	694.0
Commercial mortgage-backed securities	2,409.1	.9	(164.5)	—	2,245.5
Total fixed maturities, available for sale	$23,100.8	$295.2	$(1,979.1)	$(54.2)	$21,362.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$106.1	$105.7
Due after one year through five years	1,797.6	1,720.5
Due after five years through ten years	2,227.2	2,069.5
Due after ten years	12,732.6	11,555.4
Subtotal	16,863.5	15,451.1
Structured securities	6,237.3	5,911.6
Total fixed maturities, available for sale	$23,100.8	$21,362.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2022 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$2,532.9	$(266.3)	$24.5	$(5.9)	$2,557.4	$(272.2)
United States Treasury securities and obligations of United States government corporations and agencies	32.1	(.9)	17.3	(2.3)	49.4	(3.2)
States and political subdivisions	488.7	(79.6)	—	—	488.7	(79.6)
Asset-backed securities	1,019.8	(78.3)	19.6	(1.6)	1,039.4	(79.9)
Non-agency residential mortgage-backed securities	1,067.2	(113.8)	19.2	(2.7)	1,086.4	(116.5)
Collateralized loan obligations	608.0	(29.8)	76.0	(4.1)	684.0	(33.9)
Commercial mortgage-backed securities	2,040.7	(155.6)	85.3	(8.9)	2,126.0	(164.5)
Total fixed maturities, available for sale	$7,789.4	$(724.3)	$241.9	$(25.5)	$8,031.3	$(749.8)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2022, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2022 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at March 31, 2022	$35.6	$.8	$.1	$.1	$36.6
Additions for securities for which credit losses were not previously recorded	18.6	.2	.3	.1	19.2
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	4.1	.1	.3	—	4.5
Reduction for securities sold during the period	(6.1)	—	—	—	(6.1)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at June 30, 2022	$52.2	$1.1	$.7	$.2	$54.2

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2022 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2021	$7.4	$—	$.2	$—	$7.6
Additions for securities for which credit losses were not previously recorded	32.6	.5	.4	.1	33.6
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	18.7	.6	.1	.1	19.5
Reduction for securities sold during the period	(6.5)	—	—	—	(6.5)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at June 30, 2022	$52.2	$1.1	$.7	$.2	$54.2

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

At June 30, 2022, the mortgage loan balance was primarily comprised of commercial mortgage loans and there were no commercial mortgage loans in process of foreclosure. At June 30, 2022, we held residential mortgage loan investments with an amortized cost and fair value of $35.6 million and $36.2 million, respectively. At June 30, 2022, there were three residential mortgage loans that were noncurrent with a carrying value of $1.1 million (of which, no such loans were in forbearance and two loans with a carrying value of $0.5 million were in foreclosure). There were no other mortgage loans that were noncurrent at June 30, 2022.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2022 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2022	2021	2020	2019	2018	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$99.6	$126.8	$39.9	$76.2	$100.1	$534.4	$977.0	$921.8	$4,126.4
60% to less than 70%	34.0	12.9	5.8	—	8.3	26.2	87.2	81.0	133.7
70% to less than 80%	33.0	22.3	—	—	—	30.0	85.3	79.1	114.5
80% to less than 90%	—	—	—	—	—	35.1	35.1	29.1	43.0
Total	$166.6	$162.0	$45.7	$76.2	$108.4	$625.7	$1,184.6	$1,111.0	$4,417.6
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended June 30, 2022 and 2021 (dollars in millions):

	Three months ended
	June 30,
	2022	2021
Allowance at the beginning of the period	$5.1	$8.8
Current period provision for expected credit losses	(.2)	(.5)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$4.9	$8.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six months ended
	June 30,
	2022	2021
Allowance at the beginning of the period	$5.6	$11.8
Current period provision for expected credit losses	(.7)	(3.5)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$4.9	$8.3

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$23.5	$25.5	$78.3	$38.7
Gross realized losses on sales of fixed maturities, available for sale	(26.3)	(4.4)	(56.9)	(18.2)
Equity securities, net	(3.6)	(2.8)	(8.3)	(2.8)
Other, net	(.6)	(1.2)	(1.3)	(6.6)
Total realized investment gains (losses)	(7.0)	17.1	11.8	11.1
Change in allowance for credit losses (a)	(23.7)	5.7	(54.4)	15.3
Change in fair value of equity securities (b)	(.5)	4.4	(1.7)	2.6
Other changes in fair value (c)	(17.6)	4.1	(37.2)	(.5)
Other investment gains (losses)	(41.8)	14.2	(93.3)	17.4
Total investment gains (losses)	$(48.8)	$31.3	$(81.5)	$28.5
_________________
(a)    Changes in the allowance for credit losses includes $(6.3) million and $(8.5) million in the three and six months ended June 30, 2022, respectively, and $2.2 million and $11.9 million in the three and six months ended June 30, 2021, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(5.8) million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.
(c)    Change in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $(25.2) million and $0.7 million in the six months ended June 30, 2022 and 2021, respectively.

During the first six months of 2022, we recognized net investment losses of $81.5 million, which were comprised of: (i) $20.1 million of net gains from the sales of investments; (ii) $10.0 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $25.5 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $11.7 million; and (v) an increase in the allowance for credit losses of $54.4 million.

During the first six months of 2021, we recognized net investment gains of $28.5 million, which were comprised of: (i) $13.9 million of net gains from the sales of investments; (ii) $0.2 million of losses related to equity securities, including the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

change in fair value; (iii) the increase in fair value of certain fixed maturity investments with embedded derivatives of $0.7 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $1.2 million; and (v) a decrease in the allowance for credit losses of $15.3 million.

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

At June 30, 2022, there were no fixed maturity investments in default.

During the first six months of 2022, the $56.9 million of gross realized losses on sales of $1,106.0 million of fixed maturity securities, available for sale, included: (i) $37.6 million related to various corporate securities; (ii) $10.2 million related to non-agency residential mortgage-backed securities; (iii) $4.2 million related to states and political subdivisions; and (iv) $4.9 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

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

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income for basic and diluted earnings per share	$136.1	$78.0	$248.4	$225.4
Shares:
Weighted average shares outstanding for basic earnings per share	115,533	131,016	117,078	132,578
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,753	2,798	2,066	2,655
Weighted average shares outstanding for diluted earnings per share	117,286	133,814	119,144	135,233

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our acquisitions of Web Benefits Design Corporation ("WBD") in April 2019 and Optavise, LLC ("Optavise" formerly known as DirectPath, LLC prior to its name change in April 2022) in February 2021. Sales in the Worksite Division have been particularly adversely impacted by the novel coronavirus ("COVID-19") pandemic given the challenges of interacting with customers at their place of employment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our on-line benefit administration firm), Optavise (a national provider of year-round technology-driven employee benefits management services) and the operations of our broker dealer and registered investment advisor.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Annuity:
Insurance policy income	$5.8	$4.3	$10.8	$9.7
Net investment income	114.8	114.9	229.9	230.6
Total annuity revenues	120.6	119.2	240.7	240.3
Health:
Insurance policy income	403.5	415.4	810.2	831.9
Net investment income	71.6	71.6	143.4	143.1
Total health revenues	475.1	487.0	953.6	975.0
Life:
Insurance policy income	216.3	210.8	429.6	421.3
Net investment income	36.2	36.1	72.5	71.9
Total life revenues	252.5	246.9	502.1	493.2
Change in market values of the underlying options supporting the fixed index annuity and life products (offset by market value changes credited to policyholder balances)	(92.4)	76.1	(164.3)	118.6
Investment income not allocated to product lines	84.6	72.5	134.3	137.4
Fee revenue and other income:
Fee income	31.1	31.1	71.4	63.4
Amounts netted in expenses not allocated to product lines	24.3	1.8	27.1	8.6
Total segment revenues	$895.8	$1,034.6	$1,764.9	$2,036.5

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Expenses:
Annuity:
Insurance policy benefits	$27.6	$1.3	$45.4	$7.5
Interest credited	42.3	36.9	83.6	75.6
Amortization and non-deferred commissions	13.6	15.0	30.0	33.3
Total annuity expenses	83.5	53.2	159.0	116.4
Health:
Insurance policy benefits	315.7	323.3	617.0	629.9
Amortization and non-deferred commissions	46.0	42.8	98.4	99.5
Total health expenses	361.7	366.1	715.4	729.4
Life:
Insurance policy benefits	138.4	149.5	302.0	313.1
Interest credited	11.3	11.0	22.9	21.6
Amortization, non-deferred commissions and advertising expense	46.0	46.7	100.6	91.7
Total life expenses	195.7	207.2	425.5	426.4
Allocated expenses	152.2	141.6	297.0	282.7
Expenses not allocated to product lines	21.4	25.6	39.0	54.4
Market value changes of options credited to fixed index annuity and life policyholders	(92.4)	76.1	(164.3)	118.6
Amounts netted in investment income not allocated to product lines:
Interest expense	20.3	18.1	38.4	36.3
Interest credited	7.2	—	14.1	—
Amortization	.4	—	.8	—
Other expenses	(11.8)	6.6	(16.0)	10.3
Expenses netted in fee revenue:
Commissions and other operating expenses	27.9	24.5	58.3	49.5
Total segment expenses	766.1	919.0	1,567.2	1,824.0
Pre-tax measure of profitability:
Annuity margin	37.1	66.0	81.7	123.9
Health margin	113.4	120.9	238.2	245.6
Life margin	56.8	39.7	76.6	66.8
Total insurance product margin	207.3	226.6	396.5	436.3
Allocated expenses	(152.2)	(141.6)	(297.0)	(282.7)
Income from insurance products	55.1	85.0	99.5	153.6
Fee income	3.2	6.6	13.1	13.9
Investment income not allocated to product lines	68.5	47.8	97.0	90.8
Expenses not allocated to product lines	2.9	(23.8)	(11.9)	(45.8)
Operating earnings before taxes	129.7	115.6	197.7	212.5
Income tax expense on operating income	29.6	26.5	46.5	48.2
Net operating income	$100.1	$89.1	$151.2	$164.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Total segment revenues	$895.8	$1,034.6	$1,764.9	$2,036.5
Total investment losses	(48.8)	31.3	(81.5)	28.5
Revenues related to earnings attributable to VIEs	8.0	7.2	14.5	14.1
Consolidated revenues	855.0	1,073.1	1,697.9	2,079.1

Total segment expenses	766.1	919.0	1,567.2	1,824.0
Insurance policy benefits - fair value changes in embedded derivative liabilities	(109.9)	59.3	(233.8)	(49.8)
Amortization related to fair value changes in embedded derivative liabilities	30.2	(14.4)	63.3	12.6
Amortization related to investment gains (losses)	(1.0)	1.3	(1.1)	1.3
Expenses attributable to VIEs	8.2	6.3	14.3	12.6
Fair value changes related to agent deferred compensation plan	(14.0)	—	(36.7)	(13.2)
Consolidated expenses	679.6	971.5	1,373.2	1,787.5
Income before tax	175.4	101.6	324.7	291.6
Income tax expense on period income	39.3	23.6	76.3	66.2
Net income	$136.1	$78.0	$248.4	$225.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2022	December 31, 2021
Assets:
Other invested assets:
Fixed index call options	$23.9	$225.0
Other	—	2.5
Reinsurance receivables	(13.4)	(1.7)
Total assets	$10.5	$225.8
Liabilities:
Future policy benefits:
Fixed index products	$1,371.0	$1,724.1
Total liabilities	$1,371.0	$1,724.1

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $98 million in underlying investments held by the ceding reinsurer at June 30, 2022.

Our fixed index annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.0 billion at both June 30, 2022 and December 31, 2021.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in revenues for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed index call options	$(92.8)	$76.0	$(165.7)	$119.6
Total investment losses:
Embedded derivative related to modified coinsurance agreement	(5.2)	1.8	(11.7)	(1.2)
Total revenues from derivative instruments, not designated as hedges	$(98.0)	$77.8	$(177.4)	$118.4

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2022, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2022 and December 31, 2021 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2022:
Fixed index call options	$23.9	$—	$23.9	$—	$—	$23.9
December 31, 2021:
Fixed index call options	225.0	—	225.0	—	—	225.0

REINSURANCE

The cost of reinsurance ceded totaled $49.1 million and $54.2 million in the second quarters of 2022 and 2021, respectively, and $101.1 million and $109.0 million in the first six months of 2022 and 2021, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $80.5 million and $64.1 million in the second quarters of 2022 and 2021, respectively, and $174.4 million and $156.4 million in the first six months of 2022 and 2021, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.6 million and $5.0 million in the second quarters of 2022 and 2021, respectively, and $9.5 million and $10.3 million in the first six months of 2022 and 2021, respectively. Insurance policy benefits related to reinsurance assumed totaled $7.0 million and $6.7 million in the second quarters of 2022 and 2021, respectively, and $13.1 million and $15.3 million in the first six months of 2022 and 2021, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Current tax expense	$.6	$22.8	$5.0	$36.8
Deferred tax expense	38.7	.8	71.3	29.4
Total income tax expense	$39.3	$23.6	$76.3	$66.2

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2022	2021
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	.1	—
State taxes	2.4	1.7
Effective tax rate	23.5%	22.7%

The increase in our effective tax rate in the first six months of 2022 was driven by a new Illinois income tax regulation that will limit our use of Illinois net operating loss carryforwards ("NOLs") in 2022 and 2023, triggering retaliatory taxes in other states.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2022	December 31, 2021
Deferred tax assets:
Net federal operating loss carryforwards	$212.2	$241.4
Net state operating loss carryforwards	2.5	2.3
Insurance liabilities	314.5	390.7
Indirect costs allocable to self-constructed real estate assets	185.0	158.3
Accumulated other comprehensive loss	326.5	—
Other	14.1	27.5
Gross deferred tax assets	1,054.8	820.2
Deferred tax liabilities:
Investments	(37.9)	(48.2)
Present value of future profits and deferred acquisition costs	(105.8)	(119.4)
Accumulated other comprehensive income	—	(540.4)
Gross deferred tax liabilities	(143.7)	(708.0)
Net deferred tax assets	911.1	112.2
Current income taxes prepaid	18.7	6.1
Income tax assets, net	$929.8	$118.3

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Cuts and Jobs Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At June 30, 2022, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $911.1 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.36 percent at June 30, 2022), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2022, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.0 billion of federal NOLs as of June 30, 2022, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$423.8
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$1,010.4

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022	December 31, 2021
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(12.0)	(12.7)
Direct corporate obligations	$1,138.0	$1,137.3

Revolving Credit Agreement
On July 16, 2021, the Company amended and restated its $250.0 million revolving credit agreement (as so amended and restated, the "Revolving Credit Agreement"). The Revolving Credit Agreement, among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 22.2 percent at June 30, 2022); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,377.0 million at June 30, 2022 compared to the minimum requirement of $2,692.5 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the eurodollar rate or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the eurodollar rate, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating and the Revolving Credit Agreement includes updated LIBOR fallback provisions. There were no amounts outstanding under the Revolving Credit Agreement during the six months ended June 30, 2022.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2022, the carrying value of the FHLB common stock was $75.2 million.  As of June 30, 2022, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at June 30, 2022, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2022
$21.2	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 1.710%
100.0	July 2023	Variable rate – 1.710%
50.0	July 2023	Variable rate – 1.710%
100.0	April 2024	Variable rate – 1.755%
50.0	May 2024	Variable rate – 2.154%
22.0	May 2024	Variable rate – 1.544%
75.0	June 2024	Variable rate – 2.544%
100.0	July 2024	Variable rate – 1.272%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – 1.730%
15.0	July 2024	Variable rate – 1.689%
27.0	August 2024	Fixed rate – .640%
25.0	September 2024	Variable rate – 2.275%
21.7	May 2025	Variable rate – 1.802%
18.8	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – 1.860%
100.0	October 2025	Variable rate – 1.996%
100.0	October 2025	Variable rate – 2.005%
57.7	October 2025	Variable rate – 1.967%
50.0	November 2025	Variable rate – 1.481%
50.0	January 2026	Variable rate – 1.356%
50.0	January 2026	Variable rate – 1.401%
100.0	January 2026	Variable rate – 1.852%
21.8	May 2026	Variable rate – 1.742%
50.0	May 2026	Variable rate – 1.780%
50.0	April 2027	Variable rate – 1.189%
50.0	May 2027	Variable rate – 1.235%
100.0	June 2027	Variable rate – 1.880%
10.0	June 2027	Variable rate – 2.103%
$1,640.2

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At June 30, 2022, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.9 million.

Interest expense of $7.1 million and $5.2 million in the first six months of 2022 and 2021, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first six months of 2022, we repurchased 6.6 million shares of common stock for $160.0 million under our securities repurchase program. The Company had remaining repurchase authority of $206.9 million as of June 30, 2022.

In the first six months of 2022, dividends declared on common stock totaled $32.4 million ($0.27 per common share). In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share.

SALES INDUCEMENTS

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $10.7 million and $8.2 million during the six months ended June 30, 2022 and 2021, respectively.  Amounts amortized totaled $13.8 million and $7.1 million during the six months ended June 30, 2022 and 2021, respectively.  The unamortized balance of deferred sales inducements was $58.1 million and $61.2 million at June 30, 2022 and December 31, 2021, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board issued authoritative guidance revising the accounting for long-duration insurance contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income (loss) and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable.

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

Based upon the modified retrospective transition method, we currently estimate that the new discount rate impact from adoption on the Transition Date is likely to result in a decrease to the accumulated other comprehensive income (loss) balance in the range of approximately $1,800 million to $2,200 million, resulting in a balance approximating zero at the Transition Date. This is primarily due to updating the liability for future policy benefits discount rate assumptions from the rates locked in for reserves held as of the Transition Date to rates determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments as of December 31, 2020.
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

We are testing our reporting and disclosure capabilities under the new guidance for post-Transition Date accounting periods. We are also enhancing certain modeling, data management, experience study and analytical capabilities and increasing the automation of key reporting and analytical processes. As part of our implementation plan, we are putting in place internal controls related to the new processes and will continue to refine and develop these internal controls until the formal implementation of the new standard in the first quarter of 2023.

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

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' First Amended Complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the Optional Premium Payment Provision of plaintiffs' insurance policies. In January 2018, the case was transferred to the Southern District of Indiana. On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). The case remains pending against the CNO Entities. On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. The CNO Entities continue to vigorously defend the case.

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

In August 2011, we were notified of an examination to be done on behalf of a number of states for the purpose of determining compliance with unclaimed property laws by the Company and its subsidiaries.  Such examination included inquiries related to the use of data available on the U.S. Social Security Administration's Death Master File ("SSADMF") to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. We provided information to the examiners in response to their requests. A total of 42 states and the District of Columbia participated in this examination. In November 2018, we entered into an agreement for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed contract benefits or abandoned funds (the "Global Resolution Agreement"). Under the terms of the Global Resolution Agreement, a third-party auditor acting on behalf of the signatory jurisdictions compared expanded matching criteria to the SSADMF to identify deceased insureds and contract holders where a valid claim has not been made. In May 2022, we received written notification that the exam is closed.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$248.4	$225.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	209.5	160.2
Income taxes	58.3	32.5
Insurance liabilities	(244.1)	190.9
Accrual, amortization and fair value changes included in investment income	115.4	(193.6)
Deferral of policy acquisition costs	(165.5)	(142.8)
Net investment (gains) losses	81.5	(28.5)
Other (a)	(136.5)	(5.8)
Net cash from operating activities	$167.0	$238.3

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2022	2021
Amounts related to employee benefit plans	$13.8	$13.6

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2022
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,107.7	$—	$1,107.7
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	52.2	—	52.2
Accrued investment income	3.1	—	3.1
Income tax assets, net	22.4	—	22.4
Other assets	4.3	(.8)	3.5
Total assets	$1,189.7	$(114.6)	$1,075.1
Liabilities:
Other liabilities	$33.5	$—	$33.5
Borrowings related to variable interest entities	1,125.9	—	1,125.9
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,285.5	$(126.1)	$1,159.4

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2022, such loans had an amortized cost of $1,180.2 million; gross unrealized gains of $0.2 million; gross unrealized losses of $60.5 million; allowance for credit losses of $12.2 million; and an estimated fair value of $1,107.7 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended June 30, 2022 and 2021 (dollars in millions):

	Three months ended
	June 30,
	2022	2021
Allowance at the beginning of the period	$5.9	$5.4
Additions for securities for which credit losses were not previously recorded	4.8	.1
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	1.9	(1.0)
Reduction for securities sold during the period	(.4)	(1.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$12.2	$3.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the six months ended June 30, 2022 and 2021 (dollars in millions):

	Six months ended
	June 30,
	2022	2021
Allowance at the beginning of the period	$3.7	$15.1
Additions for securities for which credit losses were not previously recorded	6.3	.6
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	3.2	(3.5)
Reduction for securities sold during the period	(1.0)	(9.0)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$12.2	$3.2

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$641.6	$603.8
Due after five years through ten years	538.6	503.9
Total	$1,180.2	$1,107.7

During the first six months of 2022, the VIEs recognized investment losses of $10.2 million which were comprised of: (i) $1.4 million of net losses from the sales of fixed maturities; (ii) the change in market value of other investments of $(0.3) million; and (iii) an increase in the allowance for credit losses of $8.5 million. Such net realized losses included gross realized losses of $1.4 million from the sale of $21.2 million of investments. During the first six months of 2021, the VIEs recognized net investment gains of $5.1 million which were comprised of: (i) $6.8 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $11.9 million. Such net realized losses included gross realized losses of $7.0 million from the sale of $43.7 million of investments.

At June 30, 2022, there were no fixed maturity investments held by the VIEs in default.

At June 30, 2022, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $467.4 million and gross unrealized losses not deemed to have credit losses of $23.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $368.3 million and gross unrealized losses not deemed to have credit losses of $21.4 million that had been in an unrealized loss position for twelve months or greater.

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

At June 30, 2022, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $691.3 million (classified as other invested assets).  At June 30, 2022, we had unfunded commitments to these partnerships totaling $305.0 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

The categorization of the fair value measurements of our investments priced by independent pricing services was based upon the Company's judgment of the inputs or methodologies used by the independent pricing services to value different asset classes.  Such inputs typically include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids, offers and other relevant data.  The Company categorizes such fair value measurements based upon asset classes and the underlying observable or unobservable inputs used to value such investments.

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 91 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2022 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,604.0	$124.0	$12,728.0
United States Treasury securities and obligations of United States government corporations and agencies	—	172.3	—	172.3
States and political subdivisions	—	2,484.8	—	2,484.8
Foreign governments	—	66.0	—	66.0
Asset-backed securities	—	1,146.9	29.7	1,176.6
Agency residential mortgage-backed securities	—	33.1	—	33.1
Non-agency residential mortgage-backed securities	—	1,721.9	40.5	1,762.4
Collateralized loan obligations	—	689.6	4.4	694.0
Commercial mortgage-backed securities	—	2,229.0	16.5	2,245.5
Total fixed maturities, available for sale	—	21,147.6	215.1	21,362.7
Equity securities - corporate securities	61.6	67.1	8.2	136.9
Trading securities:
Asset-backed securities	—	3.9	—	3.9
Agency residential mortgage-backed securities	—	.3	—	.3
Non-agency residential mortgage-backed securities	—	64.4	3.4	67.8
Commercial mortgage-backed securities	—	120.9	6.0	126.9
Total trading securities	—	189.5	9.4	198.9
Investments held by variable interest entities - corporate securities	—	1,107.7	—	1,107.7
Other invested assets:
Derivatives	—	23.9	—	23.9
Residual tranches	—	.3	2.6	2.9
Total other invested assets	—	24.2	2.6	26.8
Assets held in separate accounts	—	3.0	—	3.0
Total assets carried at fair value by category	$61.6	$22,539.1	$235.3	$22,836.0

Liabilities:
Embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities)	$—	$—	$1,371.0	$1,371.0

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2022
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,147.2	$1,147.2	$1,215.3
Policy loans	—	—	119.5	119.5	119.5
Other invested assets:
Company-owned life insurance	—	197.8	—	197.8	197.8
Cash and cash equivalents:
Unrestricted	567.2	—	—	567.2	567.2
Held by variable interest entities	52.2	—	—	52.2	52.2
Liabilities:
Policyholder account liabilities	—	—	14,608.8	14,608.8	14,608.8
Investment borrowings	—	1,642.1	—	1,642.1	1,640.2
Borrowings related to variable interest entities	—	1,082.8	—	1,082.8	1,125.9
Notes payable – direct corporate obligations	—	1,112.1	—	1,112.1	1,138.0

	December 31, 2021
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,297.5	$1,297.5	$1,218.6
Policy loans	—	—	120.2	120.2	120.2
Other invested assets:
Company-owned life insurance	—	207.0	—	207.0	207.0
Cash and cash equivalents:
Unrestricted	632.1	—	—	632.1	632.1
Held by variable interest entities	99.6	—	—	99.6	99.6
Liabilities:
Policyholder account liabilities	—	—	13,689.7	13,689.7	13,689.7
Investment borrowings	—	1,719.6	—	1,719.6	1,715.8
Borrowings related to variable interest entities	—	1,144.8	—	1,144.8	1,147.9
Notes payable – direct corporate obligations	—	1,283.4	—	1,283.4	1,137.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2022 (dollars in millions):

	June 30, 2022
	Beginning balance as of March 31, 2022	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2022	Amount of total gains (losses) for the three months ended June 30, 2022 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended June 30, 2022 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$118.0	$(6.9)	$(5.0)	$(12.3)	$37.1	$(6.9)	$124.0	$(3.5)	$(13.0)
Asset-backed securities	41.2	(.2)	—	(1.5)	—	(9.8)	29.7	—	(1.6)
Non-agency residential mortgage-backed securities	4.4	(.2)	—	(4.9)	45.6	(4.4)	40.5	—	(4.9)
Collateralized loan obligations	9.8	—	—	(.6)	5.0	(9.8)	4.4	—	(.6)
Commercial mortgage-backed securities	17.5	—	—	(1.0)	—	—	16.5	—	(1.0)
Total fixed maturities, available for sale	190.9	(7.3)	(5.0)	(20.3)	87.7	(30.9)	215.1	(3.5)	(21.1)
Equity securities - corporate securities	8.4	—	—	—	—	(.2)	8.2	—	—
Trading securities:
Non-agency residential mortgage-backed securities	—	(.5)	(.2)	.1	4.0	—	3.4	(.2)	—
Commercial mortgage-backed securities	12.7	(7.2)	.4	.1	—	—	6.0	.4	—
Total trading securities	12.7	(7.7)	.2	.2	4.0	—	9.4	.2	—
Other invested assets - residual tranches	2.1	.3	.2	—	—	—	2.6	.2	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended June 30, 2022 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$1.2	$(8.1)	$—	$—	$(6.9)
Asset-backed securities	—	(.2)	—	—	(.2)
Non-agency residential mortgage-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	1.2	(8.5)	—	—	(7.3)
Trading securities:
Non-agency residential mortgage-backed securities	—	(.5)	—	—	(.5)
Commercial mortgage-backed securities	—	(7.2)	—	—	(7.2)
Total trading securities	—	(7.7)	—	—	(7.7)
Other invested assets - residual tranches	.3	—	—	—	.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2022 (dollars in millions):

	June 30, 2022
	Beginning balance as of December 31, 2021	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2022	Amount of total gains (losses) for the six months ended June 30, 2022 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the six months ended June 30, 2022 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$89.7	$(4.6)	$(2.8)	$(24.6)	$73.7	$(7.4)	$124.0	$(2.1)	$(26.1)
Asset-backed securities	26.6	5.8	—	(2.7)	—	—	29.7	—	(2.8)
Non-agency residential mortgage-backed securities	—	(2.3)	(.2)	(9.1)	52.1	—	40.5	—	(9.1)
Collateralized loan obligations	5.0	5.0	—	(.6)	—	(5.0)	4.4	—	(.6)
Commercial mortgage-backed securities	19.0	—	—	(2.5)	—	—	16.5	—	(2.5)
Total fixed maturities, available for sale	140.3	3.9	(3.0)	(39.5)	125.8	(12.4)	215.1	(2.1)	(41.1)
Equity securities - corporate securities	11.5	(3.2)	(.1)	—	—	—	8.2	—	—
Trading securities:
Non-agency residential mortgage-backed securities	3.5	(.8)	(.3)	.2	.8	—	3.4	(.3)	—
Commercial mortgage-backed securities	12.9	(7.2)	—	.3	—	—	6.0	—	—
Total trading securities	16.4	(8.0)	(.3)	.5	.8	—	9.4	(.3)	—
Investments held by variable interest entities - corporate securities	2.2	(2.1)	(.1)	—	—	—	—	—	—
Other invested assets - residual tranches	—	.9	(.1)	—	1.8	—	2.6	(.1)	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the six months ended June 30, 2022 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$9.2	$(13.8)	$—	$—	$(4.6)
Asset-backed securities	6.1	(.3)	—	—	5.8
Non-agency residential mortgage-backed securities	—	(2.3)	—	—	(2.3)
Collateralized loan obligations	5.0	—	—	—	5.0
Total fixed maturities, available for sale	20.3	(16.4)	—	—	3.9
Equity securities - corporate securities	—	(3.2)	—	—	(3.2)
Trading securities:
Non-agency residential mortgage-backed securities	—	(.8)	—	—	(.8)
Commercial mortgage-backed securities	—	(7.2)	—	—	(7.2)
Total trading securities	—	(8.0)	—	—	(8.0)
Investments held by variable interest entities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	.9	—	—	—	.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2021 (dollars in millions):

	June 30, 2021
	Beginning balance as of March 31, 2021	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2021	Amount of total gains (losses) for the three months ended June 30, 2021 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended June 30, 2021 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$133.5	$—	$(1.1)	$3.4	$—	$(53.3)	$82.5	$(1.1)	$2.9
Asset-backed securities	11.8	(.1)	—	.3	—	—	12.0	—	.3
Total fixed maturities, available for sale	145.3	(.1)	(1.1)	3.7	—	(53.3)	94.5	(1.1)	3.2
Equity securities - corporate securities	26.8	.2	—	—	—	—	27.0	—	—
Trading securities:
Non-agency residential mortgage-backed securities	5.6	(.8)	—	—	—	—	4.8	—	(.2)
Commercial mortgage-backed securities	12.4	—	—	.2	—	—	12.6	—	—
Total trading securities	18.0	(.8)	—	.2	—	—	17.4	—	(.2)

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

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale - asset-backed securities	—	(.1)	—	—	(.1)
Equity securities - corporate securities	.2	—	—	—	.2
Trading securities - non-agency residential mortgage-backed securities	—	(.8)	—	—	(.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2021 (dollars in millions):

	June 30, 2021
	Beginning balance as of December 31, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2021	Amount of total gains (losses) for the six months ended June 30, 2021 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the six months ended June 30, 2021 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$146.9	$(.1)	$(.2)	$1.2	$6.1	$(71.4)	$82.5	$(.2)	$.2
Asset-backed securities	14.3	(.3)	—	—	—	(2.0)	12.0	—	—
Non-agency residential mortgage-backed securities	1.6	—	—	—	—	(1.6)	—	—	—
Total fixed maturities, available for sale	162.8	(.4)	(.2)	1.2	6.1	(75.0)	94.5	(.2)	.2
Equity securities - corporate securities	26.8	.2	—	—	—	—	27.0	—	—
Trading securities:
Non-agency residential mortgage-backed securities	5.9	(1.1)	(.2)	.2	—	—	4.8	(.2)	—
Commercial mortgage-backed securities	17.0	—	(.1)	.4	—	(4.7)	12.6	(.1)	—
Total trading securities	22.9	(1.1)	(.3)	.6	—	(4.7)	17.4	(.3)	—

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

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3. Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and other special-purpose portfolios or investment gains (losses) within the consolidated statement of operations or accumulated other comprehensive income (loss) within shareholders' equity based on the appropriate accounting treatment for the instrument. The amount presented for gains (losses) included in our net income for assets still held as of the reporting date primarily represents change in allowance for credit losses for fixed maturities, available for sale, changes in fair value of equity securities and trading securities that exist as of the reporting date. The amount presented for gains (losses) included in accumulated other comprehensive income (loss) for assets still held as of the reporting date primarily represents changes in the fair value of fixed maturities, available for sale, that are held as of the reporting date.

At June 30, 2022, 89 percent of our Level 3 fixed maturities, available for sale, were investment grade and 58 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the value of our embedded derivatives associated with fixed index annuity products (classified as policyholder account liabilities) which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$1,543.5	$1,549.3	$1,724.1	$1,644.5
Premiums less benefits	22.2	27.9	43.3	43.4
Change in fair value, net	(194.7)	117.8	(396.4)	7.1
Balance at end of the period	$1,371.0	$1,695.0	$1,371.0	$1,695.0

The change in fair value, net for each period in our embedded derivatives is included in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2022 (dollars in millions):

	Fair value at June 30, 2022	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$.1	Discounted cash flow analysis	Discount margins	4.16%
Corporate securities (c)	10.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (d)	9.7	Discounted cash flow analysis	Discount margins	2.40%
Equity securities (e)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (f)	8.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (g)	206.7	Unadjusted third-party price source	Not applicable	Not applicable
Total	235.3
Liabilities:
Embedded derivatives related to fixed index annuity products (classified as policyholder account liabilities) (h)	1,371.0	Discounted projected embedded derivatives	Projected portfolio yields	3.98% - 4.37% (3.99%)
			Discount rates	2.79% - 5.07% (3.57%)
			Surrender rates	1.50% - 26.40% (9.00%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at June 30, 2022, and its consolidated results of operations for the six months ended June 30, 2022 and 2021, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our acquisitions of WBD and Optavise. Sales in the Worksite Division have been particularly adversely impacted by the COVID-19 pandemic given the challenges of interacting with customers at their place of employment. The Worksite Division is increasing its recruiting efforts to rebuild its agent force which was adversely impacted by the COVID-19 pandemic.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our on-line benefit administration firm), Optavise (a national provider of year-round technology-driven employee benefits management services) and the operations of our broker dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three and six months ending June 30, 2022 and 2021 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Insurance product margin
Annuity margin	$37.1	$66.0	$81.7	$123.9
Health margin	113.4	120.9	238.2	245.6
Life margin	56.8	39.7	76.6	66.8
Total insurance product margin	207.3	226.6	396.5	436.3
Allocated expenses	(152.2)	(141.6)	(297.0)	(282.7)
Income from insurance products	55.1	85.0	99.5	153.6
Fee income	3.2	6.6	13.1	13.9
Investment income not allocated to product lines	68.5	47.8	97.0	90.8
Expenses not allocated to product lines	2.9	(23.8)	(11.9)	(45.8)
Operating earnings before taxes	129.7	115.6	197.7	212.5
Income tax expense on operating income	(29.6)	(26.5)	(46.5)	(48.2)
Net operating income (a)	100.1	89.1	151.2	164.3
Net realized investment gains (losses) from sales and change in allowance for credit losses (net of related amortization)	(26.1)	24.3	(33.2)	27.9
Net change in market value of investments recognized in earnings	(21.7)	5.7	(47.2)	(.7)
Fair value changes related to agent deferred compensation plan	14.0	—	36.7	13.2
Fair value changes in embedded derivative liabilities (net of related amortization)	79.7	(44.9)	170.5	37.2
Other	(.2)	.9	.2	1.5
Net non-operating income (loss) before taxes	45.7	(14.0)	127.0	79.1
Income tax (expense) benefit on non-operating income (loss)	(9.7)	2.9	(29.8)	(18.0)
Net non-operating income (loss)	36.0	(11.1)	97.2	61.1
Net income	$136.1	$78.0	$248.4	$225.4
Per diluted share
Net operating income	$.85	$.66	$1.27	$1.22
Net non-operating income (loss)	.31	(.08)	.81	.45
Net income	$1.16	$.58	$2.08	$1.67

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Insurance product margin
Annuity:
Insurance policy income	$5.8	$4.3	$10.8	$9.7
Net investment income	114.8	114.9	229.9	230.6
Insurance policy benefits	(27.6)	(1.3)	(45.4)	(7.5)
Interest credited	(42.3)	(36.9)	(83.6)	(75.6)
Amortization and non-deferred commissions	(13.6)	(15.0)	(30.0)	(33.3)
Annuity margin	37.1	66.0	81.7	123.9
Health:
Insurance policy income	403.5	415.4	810.2	831.9
Net investment income	71.6	71.6	143.4	143.1
Insurance policy benefits	(315.7)	(323.3)	(617.0)	(629.9)
Amortization and non-deferred commissions	(46.0)	(42.8)	(98.4)	(99.5)
Health margin	113.4	120.9	238.2	245.6
Life:
Insurance policy income	216.3	210.8	429.6	421.3
Net investment income	36.2	36.1	72.5	71.9
Insurance policy benefits	(138.4)	(149.5)	(302.0)	(313.1)
Interest credited	(11.3)	(11.0)	(22.9)	(21.6)
Amortization and non-deferred commissions	(23.4)	(21.8)	(48.7)	(43.5)
Advertising expense	(22.6)	(24.9)	(51.9)	(48.2)
Life margin	56.8	39.7	76.6	66.8
Total insurance product margin	207.3	226.6	396.5	436.3
Allocated expenses:
Branch office expenses	(15.4)	(16.2)	(33.5)	(34.7)
Other allocated expenses	(136.8)	(125.4)	(263.5)	(248.0)
Income from insurance products	55.1	85.0	99.5	153.6
Fee income	3.2	6.6	13.1	13.9
Investment income not allocated to product lines	68.5	47.8	97.0	90.8
Expenses not allocated to product lines	2.9	(23.8)	(11.9)	(45.8)
Operating earnings before taxes	129.7	115.6	197.7	212.5
Income tax expense on operating income	(29.6)	(26.5)	(46.5)	(48.2)
Net operating income	$100.1	$89.1	$151.2	$164.3

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

Summary of Operating Results: Net operating income was $100.1 million in the second quarter of 2022, up from $89.1 million in the second quarter of 2021, and was $151.2 million in the first six months of 2022, down from $164.3 million in the first six months of 2021.

Insurance product margin was $207.3 million in the second quarter of 2022 compared to $226.6 million in the second quarter of 2021, and was $396.5 million in the first six months of 2022 compared to $436.3 million in the first six months of 2021. Insurance product margin has been significantly impacted by the COVID-19 pandemic. Our life margin reflected adverse mortality as a result of increased deaths related to COVID-19 of approximately nil and $11 million in the second quarters of 2022 and 2021, respectively, and $16 million and $30 million in the first six months of 2022 and 2021, respectively. Our health margin continues to compare favorably to the margins experienced prior to the COVID-19 pandemic. We estimate the favorable impacts on our health margin due to COVID-19 to be approximately $21 million and $30 million in the second quarters of 2022 and 2021, respectively, and $53 million and $70 million in the first six months of 2022 and 2021, respectively. In addition, the margin from fixed index annuities in the three and six months ended June 30, 2022 decreased by $26 million and $36 million, respectively, due to recent market volatility, as compared to the same periods in 2021.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The fee income segment is summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Fee revenue	$31.1	$31.1	$71.4	$63.4
Operating costs and expenses	(27.9)	(24.5)	(58.3)	(49.5)
Net fee income	$3.2	$6.6	$13.1	$13.9

Operating costs and expenses in the fee income segment in the 2022 periods primarily reflect higher expenses related to our businesses that provide benefits administration and employee benefits management services. Such expenses in the first six months of 2022 are partially offset by the growth related to the sales of third party products in recent periods and changes to our assumptions reflecting favorable policy persistency.

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

Expenses not allocated to product lines includes certain significant items listed in the table below. Expenses not allocated to product lines as adjusted for such significant items is summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Expenses not allocated to product lines	$(2.9)	$23.8	$11.9	$45.8
Experience refund related to a reinsurance agreement (a)	22.5	—	22.5	—
Net expenses related to significant legal and regulatory matters	—	(4.5)	—	(9.8)
Transaction expenses related to acquisition of Optavise	—	—	—	(2.5)
Adjusted total	$19.6	$19.3	$34.4	$33.5

_______________
(a)    Under the terms of the reinsurance agreement to cede a substantial portion of our legacy long-term care block, we are entitled to receive an experience refund of up to $22.5 million if certain rate increases are approved and implemented. As of June 30, 2022, all requirements to earn the maximum experience refund have been met and the refund has been recognized. Pursuant to the terms of the agreement, the refund is payable in the second half of 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Annuity margin:
Fixed index annuities
Insurance policy income	$3.7	$3.3	$6.7	$6.3
Net investment income	88.4	84.9	176.1	169.8
Insurance policy benefits	(24.0)	3.8	(37.7)	5.4
Interest credited	(30.4)	(23.4)	(59.7)	(48.3)
Amortization and non-deferred commissions	(11.9)	(13.3)	(26.4)	(29.6)
Margin from fixed index annuities	$25.8	$55.3	$59.0	$103.6
Average net insurance liabilities	$8,420.5	$7,643.4	$8,344.4	$7,554.1
Margin/average net insurance liabilities	1.23%	2.89%	1.41%	2.74%
Fixed interest annuities
Insurance policy income	$.3	$.1	$.4	$.3
Net investment income	20.6	23.7	42.1	48.1
Insurance policy benefits	(.6)	.2	(.9)	(.5)
Interest credited	(11.3)	(12.8)	(22.7)	(26.0)
Amortization and non-deferred commissions	(1.6)	(1.7)	(3.4)	(3.6)
Margin from fixed interest annuities	$7.4	$9.5	$15.5	$18.3
Average net insurance liabilities	$1,713.6	$1,899.5	$1,737.8	$1,925.5
Margin/average net insurance liabilities	1.73%	2.00%	1.78%	1.90%
Other annuities
Insurance policy income	$1.8	$.9	3.7	$3.1
Net investment income	5.8	6.3	11.7	12.7
Insurance policy benefits	(3.0)	(5.3)	(6.8)	(12.4)
Interest credited	(.6)	(.7)	(1.2)	(1.3)
Amortization and non-deferred commissions	(.1)	—	(.2)	(.1)
Margin from other annuities	$3.9	$1.2	$7.2	$2.0
Average net insurance liabilities	$481.6	$506.8	$484.8	$509.5
Margin/average net insurance liabilities	3.24%	.95%	2.97%	.79%
Total annuity margin	$37.1	$66.0	$81.7	$123.9
Average net insurance liabilities	$10,615.7	$10,049.7	$10,567.0	$9,989.1
Margin/average net insurance liabilities	1.40%	2.63%	1.55%	2.48%

Margin from fixed index annuities was $25.8 million in the second quarter of 2022 compared to $55.3 million in the second quarter of 2021, and was $59.0 million in the first six months of 2022 compared to $103.6 million in the first six months of 2021. The decrease in margin in the 2022 periods is primarily driven by unfavorable impacts resulting from market conditions (primarily higher interest rates and lower equity markets) in 2022 as compared to the 2021 periods. Accordingly, the margin from fixed index annuities decreased $26 million in the second quarter of 2022 and $36 million in the first six months of 2022, as compared to the same periods in 2021. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $8,420.5 million and $7,643.4 million in the second quarters of 2022 and 2021, respectively, and were $8,344.4 million and $7,554.1 million in the first six months of 2022 and 2021, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.20 percent in the second quarter of 2022, down from 4.44 percent

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
in the second quarter of 2021, and was 4.22 percent in the first six months of 2022 down from 4.50 percent in the first six months of 2021, reflecting lower market yields. We believe the margin on fixed index annuities was favorably impacted by approximately $3 million and $6 million in the three and six months ended June 30, 2021, respectively, primarily due to persistency impacts indirectly related to the pandemic. There were no material COVID-19 impacts in the 2022 periods.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(80.1) million and $68.3 million in the second quarters of 2022 and 2021, respectively, and were $(144.4) million and $106.0 million in the first six months of 2022 and 2021, respectively.

Margin from fixed interest annuities was $7.4 million in the second quarter of 2022 compared to $9.5 million in the second quarter of 2021, and was $15.5 million in the first six months of 2022 compared to $18.3 million in the first six months of 2021, driven primarily by a reduction in the size of the block and lower investment yields. Average net insurance liabilities were $1,713.6 million in the second quarter of 2022 compared to $1,899.5 million in the second quarter of 2021, and were $1,737.8 million in the first six months of 2022 compared to $1,925.5 million in the first six months of 2021, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield decreased to 4.81 percent in the second quarter of 2022 from 4.99 percent in the second quarter of 2021, and to 4.85 percent in the first six months of 2022 from 5.00 percent in the first six months of 2021, reflecting lower market yields.

Margin from other annuities was $3.9 million in the second quarter of 2022 compared to $1.2 million in the second quarter of 2021, and was $7.2 million in the first six months of 2022 compared to $2.0 million in the first six months of 2021. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was higher in the 2022 periods compared to the same periods in 2021. We believe the margin from other annuities reflected favorable (unfavorable) COVID-19 impacts of approximately $1 million in both the three and six months ended June 30, 2022, and approximately $(1) million and $(3) million in the three and six months ended June 30, 2021.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Health Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Health margin:
Supplemental health
Insurance policy income	$172.0	$170.0	$345.5	$339.8
Net investment income	37.8	36.3	75.3	72.4
Insurance policy benefits	(128.5)	(130.9)	(252.9)	(257.2)
Amortization and non-deferred commissions	(29.0)	(27.9)	(58.4)	(57.1)
Margin from supplemental health	$52.3	$47.5	$109.5	$97.9
Margin/insurance policy income	30%	28%	32%	29%
Medicare supplement
Insurance policy income	$165.1	$179.7	$331.9	$360.7
Net investment income	1.4	1.3	2.7	2.6
Insurance policy benefits	(115.5)	(123.0)	(225.7)	(243.0)
Amortization and non-deferred commissions	(14.6)	(12.3)	(36.3)	(36.4)
Margin from Medicare supplement	$36.4	$45.7	$72.6	$83.9
Margin/insurance policy income	22%	25%	22%	23%
Long-term care margin
Insurance policy income	$66.4	$65.7	$132.8	$131.4
Net investment income	32.4	34.0	65.4	68.1
Insurance policy benefits	(71.7)	(69.4)	(138.4)	(129.7)
Amortization and non-deferred commissions	(2.4)	(2.6)	(3.7)	(6.0)
Margin from long-term care	$24.7	$27.7	$56.1	$63.8
Margin/insurance policy income	37%	42%	42%	49%
Total health margin	$113.4	$120.9	$238.2	$245.6
Margin/insurance policy income	28%	29%	29%	30%

Margin from supplemental health business was $52.3 million in the second quarter of 2022, up 10 percent from the second quarter of 2021, and was $109.5 million in the first six months of 2022, up 12 percent from the first six months of 2021, reflecting growth in the block and favorable claim experience. The margin as a percentage of insurance policy income was 30 percent in the second quarter of 2022 compared to 28 percent in the prior year period, and was 32 percent in the first six months of 2022 compared to 29 percent in the first six months of 2021. The supplemental health margin continues to compare favorably to the margins experienced prior to the COVID-19 pandemic. We estimate the favorable impacts due to COVID-19 on the supplemental health margin in the three and six months ended June 30, 2022 were approximately $6 million and $15 million, respectively, and approximately $2 million and $8 million, respectively, in the three and six months ended June 30, 2021, respectively, relative to our expectations and previous experience prior to COVID-19. Claim experience will fluctuate from period to period and there is no assurance that such favorable impacts will continue.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
increases which is a component of insurance policy benefits) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). As the policies age, insurance policy benefits will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.

Margin from Medicare supplement business was $36.4 million and $45.7 million in the second quarters of 2022 and 2021, respectively, and $72.6 million and $83.9 million in the first six months of 2022 and 2021, respectively. The margin on the Medicare supplement business in the 2022 and 2021 periods continued to compare favorably to the margins experienced prior to the COVID-19 pandemic. We estimate that the favorable impacts due to COVID-19 (based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19) on the Medicare supplement margin were approximately $4 million and $11 million in the three and six months ended June 30, 2022, respectively, and $11 million and $20 million in the three and six months ended June 30, 2021, respectively. Claim experience will fluctuate from period to period and there is no assurance that such favorable impacts will continue. Insurance policy income was $165.1 million in the second quarter of 2022, down 8.1 percent from the second quarter of 2021, and was $331.9 million in the first six months of 2022, down 8.0 percent from the first six months of 2021, reflecting lower sales in recent periods partially offset by premium rate increases. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in the second quarter of 2022.

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

Margin from Long-term care products was $24.7 million in the second quarter of 2022, down 11 percent from the second quarter of 2021, and was $56.1 million in the first six months of 2022, down 12 percent from the first six months of 2021. The margin as a percentage of insurance policy income was 37 percent in the second quarter of 2022 compared to 42 percent in the second quarter of 2021, and was 42 percent in the first six months of 2022 compared to 49 percent in the first six months of 2021. The margin in both the 2022 and 2021 periods continued to compare favorably to the margins experienced prior to the COVID-19 pandemic. In addition, an increase in policyholder deaths attributable to the pandemic resulted in higher than expected reserve releases in the first quarter of 2021. We estimate the favorable impacts due to COVID-19 (based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19) on the long-term care margin were approximately $11 million and $27 million in the three and six months ended June 30, 2022, respectively, and by approximately $17 million and $42 million in the three and six months ended June 30, 2021, respectively. Claim experience will fluctuate from period to period and there is no assurance that such favorable impacts will continue. In addition, the margin has been favorably impacted by the more profitable business currently being sold and the run-off of less profitable older long-term care business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Life margin:
Interest-sensitive life
Insurance policy income	$43.8	$41.4	$86.9	$82.2
Net investment income	12.9	12.4	25.9	24.8
Insurance policy benefits	(15.8)	(20.0)	(37.0)	(42.7)
Interest credited	(11.1)	(10.8)	(22.6)	(21.3)
Amortization and non-deferred commissions	(8.0)	(6.2)	(14.5)	(12.0)
Margin from interest-sensitive life	$21.8	$16.8	$38.7	$31.0
Average net insurance liabilities	$1,020.3	$970.0	$1,016.1	$962.4
Interest margin	$1.8	$1.6	$3.3	$3.5
Interest margin/average net insurance liabilities	.71%	.66%	.65%	.73%
Underwriting margin	$20.0	$15.2	$35.4	$27.5
Underwriting margin/insurance policy income	46%	37%	41%	33%
Traditional life
Insurance policy income	$172.5	$169.4	$342.7	$339.1
Net investment income	23.3	23.7	46.6	47.1
Insurance policy benefits	(122.6)	(129.5)	(265.0)	(270.4)
Interest credited	(.2)	(.2)	(.3)	(.3)
Amortization and non-deferred commissions	(15.4)	(15.5)	(34.2)	(31.4)
Advertising expense	(22.6)	(25.0)	(51.9)	(48.3)
Margin from traditional life	$35.0	$22.9	$37.9	$35.8
Margin/insurance policy income	20%	14%	11%	11%
Margin excluding advertising expense/insurance policy income	33%	28%	26%	25%
Total life margin	$56.8	$39.7	$76.6	$66.8

Margin from interest-sensitive life business was $21.8 million in the second quarter of 2022, up 30 percent from the second quarter of 2021, and was $38.7 million in the first six months of 2022, up 25 percent from the first six months of 2021. The change in margin reflects less unfavorable mortality related to COVID-19 in the 2022 periods, compared to the 2021 periods and growth in the block due to sales in recent periods. We estimate that the unfavorable impact from death claims related to COVID-19 on the margin of this block of business was approximately nil and $3 million in the three and six months ended June 30, 2022, respectively, and approximately $4 million and $11 million in the three and six months ended June 30, 2021, respectively.

The interest margin was $1.8 million and $1.6 million in the second quarters of 2022 and 2021, respectively, and was $3.3 million and $3.5 million in the first six months of 2022 and 2021, respectively. Net investment income in the 2022 periods was slightly higher than the 2021 periods. The increase in average net insurance liabilities results in higher net investment income allocated, which is partially offset by lower earned yields. The earned yield was 5.06 percent and 5.11 percent in the second quarters of 2022 and 2021, respectively, and was 5.10 percent and 5.15 percent in the first six months of 2022 and 2021, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed index life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(12.3) million and $7.8 million in the second quarters of 2022 and 2021, respectively, and were $(19.9) million and $12.6 million in the first six months of 2022 and 2021, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from traditional life business was $35.0 million and $22.9 million in the second quarters of 2022 and 2021, respectively, and was $37.9 million and $35.8 million in the first six months of 2022 and 2021, respectively. Insurance policy benefits were $122.6 million in the second quarter of 2022, down 5.3 percent from the same period in 2021, and were $265.0 million in the first six months of 2022, down 2.0 percent from the same period in 2021. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by approximately nil and $13 million in the three and six months ended June 30, 2022, respectively, and by approximately $7 million and $19 million in the three and six months ended June 30, 2021, respectively. In addition, amortization is higher in the first six months of 2022, as compared to the same period in 2021, primarily related to modestly lower persistency and higher deferred acquisition costs in recent periods due to strong sales, including sales of our direct-to-consumer products through third party distributors.
Allocated net investment income in the 2022 periods was comparable to the 2021 periods, as the growth in the block was offset by lower average investment yields.

Advertising expense was $22.6 million in the second quarter of 2022, down 9.6 percent from the comparable period in 2021, and was $51.9 million in the first six months of 2022, up 7.5 percent from the comparable period in 2021. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Collected premiums from annuity and interest-sensitive life products:
Annuities	$435.0	$344.3	$803.6	$669.7
Interest-sensitive life	56.6	54.6	113.2	109.1
Total collected premiums from annuity and interest-sensitive life products	$491.6	$398.9	$916.8	$778.8

Collected premiums from annuity and interest-sensitive products increased 23 percent in the second quarter of 2022 compared to the second quarter of 2021, and 18 percent in the first six months of 2022 compared to the first six months of 2021, primarily due to higher premium collections from fixed index annuity products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net investment income	$223.9	$379.2	$432.1	$717.4
Allocated to product lines:
Annuity	(114.8)	(114.9)	(229.9)	(230.6)
Health	(71.6)	(71.6)	(143.4)	(143.1)
Life	(36.2)	(36.1)	(72.5)	(71.9)
Equity returns credited to policyholder account balances	92.4	(76.1)	164.3	(118.6)
Amounts allocated to product lines and credited to policyholder account balances	(130.2)	(298.7)	(281.5)	(564.2)
Amount related to variable interest entities and other non-operating items	(9.1)	(8.0)	(16.3)	(15.8)
Interest expense on debt	(15.6)	(15.6)	(31.3)	(31.1)
Interest expense on investment borrowings	(4.7)	(2.5)	(7.1)	(5.2)
Expenses related to FABN program	(7.6)	—	(14.9)	—
Less amounts credited to deferred compensation plans (offsetting investment income)	11.8	(6.6)	16.0	(10.3)
Total adjustments	(25.2)	(32.7)	(53.6)	(62.4)
Investment income not allocated to product lines	$68.5	$47.8	$97.0	$90.8

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

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and six months ending June 30, 2022 and 2021 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net realized investment gains (losses) from sales and change in allowance for credit losses (net of related amortization)	$(26.1)	$24.3	$(33.2)	$27.9
Net change in market value of investments recognized in earnings	(21.7)	5.7	(47.2)	(.7)
Fair value changes related to agent deferred compensation plan	14.0	—	36.7	13.2
Fair value changes in embedded derivative liabilities (net of related amortization)	79.7	(44.9)	170.5	37.2
Other	(.2)	.9	.2	1.5
Net non-operating income (loss) before taxes	$45.7	$(14.0)	$127.0	$79.1

Net realized investment losses, net of related amortization, in the three and six months ended June 30, 2022, were $26.1 million and $33.2 million, respectively, including the unfavorable change in the allowance for credit losses of $23.7 million and $54.4 million, respectively, which was recorded in earnings. Net realized investment gains, net of related amortization, in the three and six months ended June 30, 2021, were $24.3 million and $27.9 million, respectively, including the favorable change in the allowance for credit losses of $5.7 million and $15.3 million, respectively, which was recorded in earnings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The change in market value of investments recognized in earnings was an increase (decrease) of $(21.7) million and $5.7 million in the second quarters of 2022 and 2021, respectively, and $(47.2) million and $(0.7) million in the first six months of 2022 and 2021, respectively. The change in value will fluctuate from period to period based on market conditions.

During the first six months of 2022 and 2021, we recognized an increase in earnings of $36.7 million and $13.2 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

The fair value changes in embedded derivative liabilities related to our fixed index annuities (net of related amortization) increased earnings by $170.5 million and $37.2 million in the first six months of 2022 and 2021, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed index annuities, net of related amortization. Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. The increase in U.S. Treasury rates in 2022 was the primary factor in the change in estimated fair value of the embedded derivative liabilities.

Other non-operating items include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
LIQUIDITY AND CAPITAL RESOURCES

2022 Outlook

Market volatility adversely impacted our results in the first half of 2022 (specifically the decrease in equity markets, the higher equity market volatility and increase in interest rates), decreasing our fixed index annuity margin by approximately $36 million. If such market volatility persists in future periods, we expect it would have directionally similar adverse impacts on our results in those periods.

For the remainder of 2022, we expect:

•continued positive sales momentum with respect to new annualized premiums, collected premiums and fee revenue;
•continued net favorable COVID-19 impacts on insurance product margin, but tapering off over the course of the year;
•investment income allocated to product lines to be relatively flat to slightly up compared to 2021;
•net investment income not allocated to product lines to trend lower in 2022, as compared to the elevated levels in 2021, as the yield on alternative investments moderates;
•earnings from our fee income segment to be higher in 2022 compared to 2021;
•total expenses allocated and not allocated to product lines in 2022 to trend modestly higher than 2021 (excluding certain significant items related to legal and regulatory matters, an experience refund related to a reinsurance agreement, and transaction expenses related to the acquisition of Optavise) as we capture operating efficiencies, while also investing in growth; and
•effective tax rate in 2022 to be higher than 2021 primarily due to higher state income taxes.

In the aggregate, our consolidated RBC capital level and excess holding company liquidity are approximately $95 million below our target capital levels, but above our risk tolerance thresholds (see "—Liquidity for Insurance Operations" below).

We expect free cash flow to be less than the $380 million generated in 2021, reflecting moderating yield on alternative investments and tapering of net favorable COVID-19 impacts, capital strain from new business, and our decision in 2021 to reduce capital and excess holding company liquidity to target levels which contributed to higher levels of free cash flow in 2021.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of June 30, 2022 and December 31, 2021 was as follows (dollars in millions):

	June 30, 2022	December 31, 2021
Total capital:
Corporate notes payable	$1,138.0	$1,137.3
Shareholders’ equity:
Common stock	1.1	1.2
Additional paid-in capital	2,032.7	2,184.2
Accumulated other comprehensive income (loss)	(1,165.0)	1,947.1
Retained earnings	1,343.2	1,127.2
Total shareholders’ equity	2,212.0	5,259.7
Total capital	$3,350.0	$6,397.0

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2022 and as of and for the year ended December 31, 2021:

	June 30, 2022	December 31, 2021
Book value per common share	$19.27	$43.69
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	29.42	27.52
Debt to total capital ratios:
Corporate debt to total capital	34.0%	17.8%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	25.2%	25.6%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2022, the carrying value of the FHLB common stock was $75.2 million.  As of June 30, 2022, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.0 billion at June 30, 2022, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 360 percent at June 30, 2022, compared to 386 percent at December 31, 2021. In the first six months of 2022, the RBC ratio reflected our estimated consolidated statutory operating earnings of $124 million and insurance company dividends (net of capital contributions) of $84.0 million that were paid to the holding company. Our RBC ratio at June 30, 2022, was 15 percentage points below our targeted statutory RBC ratio of 375 percent (which is equivalent to approximately $85 million of capital) but above the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. Our targeted RBC ratio of 375 percent allows for a reduction in the ratio toward our minimum threshold of 350 percent in stressed market conditions such as we are experiencing this year. Our holding company liquidity at June 30, 2022, was $140.9 million which was below our minimum target level of $150 million (see "—Liquidity of the Holding Companies" below). In the aggregate, our RBC capital level and excess holding company liquidity were approximately $95 million below our target capital levels, but above our risk tolerance thresholds. We expect to manage back to $150 million of holding company liquidity and the 375 percent targeted consolidated statutory RBC ratio over time. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings and is aligned with our risk appetite.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2022, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held $140.9 million of cash and investments which was comprised of: (i) unrestricted cash and cash equivalents of $104.6 million; and (ii) exchange-traded funds that invest in fixed income securities of $36.3 million. Our holding company liquidity was approximately $10 million below our minimum target level, but above our risk tolerance thresholds. We expect to manage back to our minimum target level of $150 million over time. Refer to "—Liquidity for Insurance Operations" above regarding our aggregate capital levels relative to our consolidated statutory RBC ratio target and minimum holding company liquidity target.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2022,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
our insurance subsidiaries paid dividends to CDOC totaling $98.6 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas state insurance department).  The estimated RBC ratio of CLTX was 312 percent at June 30, 2022.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania state insurance department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2022, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$297.8	(a)
Colonial Penn	(442.4)	(b)
____________________
(a)Bankers Life paid dividends of $45.0 million to CLTX in the first six months of 2022. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first six months of 2022, CDOC made a capital contribution of $14.6 million to CLTX.

At June 30, 2022, there are no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first six months of 2022, we generated $85 million of such free cash flow. The Company is committed to deploying 100 percent of its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. Free cash flow will be pressured in the near term as we manage back to our targeted capital levels for the RBC ratio and holding company liquidity. In the first six months of 2022, we repurchased 6.6 million shares of common stock for $160.0 million under our securities repurchase program. The Company had remaining repurchase authority of $206.9 million as of June 30, 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
In the first six months of 2022, dividends declared on common stock totaled $32.4 million ($0.27 per common share). In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At June 30, 2022, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,126.5	$149.7	$(1,220.7)	$(35.8)	$12,019.7
United States Treasury securities and obligations of United States government corporations and agencies	168.8	6.7	(3.2)	—	172.3
States and political subdivisions	2,687.4	63.6	(276.3)	(.9)	2,473.8
Foreign governments	74.6	.2	(8.1)	(.7)	66.0
Asset-backed securities	1,124.6	1.7	(72.0)	(.2)	1,054.1
Agency residential mortgage-backed securities	32.0	1.1	—	—	33.1
Non-agency residential mortgage-backed securities	1,188.9	6.9	(109.6)	—	1,086.2
Collateralized loan obligations	720.4	—	(32.9)	—	687.5
Commercial mortgage-backed securities	2,325.2	.9	(155.3)	—	2,170.8
Total investment grade fixed maturities, available for sale	21,448.4	230.8	(1,878.1)	(37.6)	19,763.5
Below-investment grade (a) (b):
Corporate securities	794.6	1.6	(71.5)	(16.4)	708.3
States and political subdivisions	11.6	—	(.4)	(.2)	11.0
Asset-backed securities	134.5	—	(12.0)	—	122.5
Non-agency residential mortgage-backed securities	620.3	62.8	(6.9)	—	676.2
Collateralized loan obligations	7.5	—	(1.0)	—	6.5
Commercial mortgage-backed securities	83.9	—	(9.2)	—	74.7
Total below-investment grade fixed maturities, available for sale	1,652.4	64.4	(101.0)	(16.6)	1,599.2
Total fixed maturities, available for sale	$23,100.8	$295.2	$(1,979.1)	$(54.2)	$21,362.7
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2022 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$13,388.4	$12,460.1	58.3%
2	8,665.9	7,969.8	37.3
Total NAIC 1 and 2 (investment grade)	22,054.3	20,429.9	95.6
3	707.0	632.2	3.0
4	302.5	265.8	1.2
5	36.0	34.8	.2
6	1.0	—	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	1,046.5	932.8	4.4
Total	$23,100.8	$21,362.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2022 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,484.8	11.6%	$276.7	14.0%
Commercial mortgage-backed securities	2,245.5	10.5	164.5	8.3
Non-agency residential mortgage-backed securities	1,762.4	8.3	116.5	5.9
Banks	1,718.8	8.0	180.0	9.1
Insurance	1,321.5	6.2	140.4	7.1
Utilities	1,277.2	6.0	120.7	6.1
Healthcare/pharmaceuticals	1,191.8	5.6	142.0	7.2
Asset-backed securities	1,176.6	5.5	84.0	4.2
Brokerage	968.7	4.5	105.4	5.3
Technology	836.4	3.9	117.9	6.0
Food/beverage	732.6	3.4	60.2	3.0
Collateralized loan obligations	694.0	3.2	33.9	1.7
Energy	563.1	2.6	37.7	1.9
Cable/media	488.3	2.3	65.1	3.3
Transportation	408.2	1.9	24.8	1.3
Real estate/REITs	398.8	1.9	30.6	1.5
Telecom	357.0	1.7	14.8	.8
Capital goods	336.6	1.6	23.8	1.2
Chemicals	301.2	1.4	26.1	1.3
Consumer products	206.6	1.0	30.0	1.5
Other	1,892.6	8.9	184.0	9.3
Total fixed maturities, available for sale	$21,362.7	100.0%	$1,979.1	100.0%

Below-Investment Grade Securities

At June 30, 2022, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,652.4 million, or 7.2 percent of the Company's fixed maturity portfolio (or $1,046.5 million, or 4.5 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,599.2 million, or 97 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first six months of 2022, we recognized $56.9 million of realized losses on sales of $1,106.0 million of fixed maturity securities, available for sale, including: (i) $37.6 million related to various corporate securities; (ii) $10.2 million related to non-agency residential mortgage-backed securities; (iii) $4.2 million related to states and political subdivisions; and (iv) $4.9 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

During the first six months of 2021, we recognized $18.2 million of realized losses on sales of $310.7 million of fixed maturity securities, available for sale, primarily related to various corporate securities.

The following summarizes the investments sold at a loss during the first six months of 2022 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	5	$34.8	$15.0

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$27.7	$26.7
Due after one year through five years	1,425.6	1,340.8
Due after five years through ten years	1,820.9	1,644.9
Due after ten years	9,843.8	8,471.4
Subtotal	13,118.0	11,483.8
Structured securities	5,371.4	4,972.3
Total	$18,489.4	$16,456.1

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2022 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	15	$45.0	$(10.4)	$34.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2022 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$270.2	$6.1	$—	$.4	$276.7
Banks	96.8	82.3	.8	.1	180.0
Commercial mortgage-backed securities	126.2	29.1	7.9	1.3	164.5
Healthcare/pharmaceuticals	93.1	44.1	3.3	1.5	142.0
Insurance	69.1	67.7	2.7	.9	140.4
Utilities	59.6	58.4	2.1	.6	120.7
Technology	62.6	45.8	5.8	3.7	117.9
Non-agency residential mortgage-backed securities	58.3	51.3	2.3	4.6	116.5
Brokerage	40.6	61.1	2.8	.9	105.4
Asset-backed securities	25.4	46.6	10.5	1.5	84.0
Cable/media	6.2	48.8	4.0	6.1	65.1
Food/beverage	13.1	44.4	.5	2.2	60.2
Energy	3.8	28.7	5.2	—	37.7
Collateralized loan obligations	28.1	4.8	1.0	—	33.9
Real estate/REITs	18.5	11.1	1.0	—	30.6
Consumer products	16.0	9.9	1.1	3.0	30.0
Retail	17.0	7.7	3.5	.1	28.3
Chemicals	2.4	21.7	.8	1.2	26.1
Transportation	9.4	14.5	.2	.7	24.8
Capital goods	12.3	9.3	1.5	.7	23.8
Aerospace/defense	4.0	18.4	—	1.2	23.6
Autos	3.3	16.9	2.1	.2	22.5
Building materials	3.9	14.3	1.0	.8	20.0
Telecom	—	14.8	—	—	14.8
Metals and mining	.6	7.8	.9	.2	9.5
Foreign governments	3.3	4.8	—	—	8.1
Paper	.6	5.9	.1	.8	7.4
Entertainment/hotels	4.2	1.2	.3	1.6	7.3
United States Treasury securities and obligations of United States government corporations and agencies	3.2	—	—	—	3.2
Business services	—	.2	1.1	.8	2.1
Other	33.8	14.8	2.8	.6	52.0
Total fixed maturities, available for sale	$1,085.6	$792.5	$65.3	$35.7	$1,979.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Structured Securities

At June 30, 2022, fixed maturity investments included structured securities with an estimated fair value of $5.9 billion (or 27.7 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at June 30, 2022, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,259.1	$1,176.6	5.5%
Agency residential mortgage-backed securities	32.0	33.1	.2
Non-agency residential mortgage-backed securities	1,809.2	1,762.4	8.3
Collateralized loan obligations	727.9	694.0	3.2
Commercial mortgage-backed securities	2,409.1	2,245.5	10.5
Total structured securities	$6,237.3	$5,911.6	27.7%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$12.8	$11.7	$23.6	$23.5
Fee revenue and other income	1.1	1.4	2.5	2.7
Total revenues	13.9	13.1	26.1	26.2
Expenses:
Interest expense	7.5	5.9	13.2	11.8
Other operating expenses	.7	.4	1.1	.8
Total expenses	8.2	6.3	14.3	12.6
Income before net investment gains (losses) and income taxes	5.7	6.8	11.8	13.6
Net investment gains (losses)	(7.0)	1.0	(10.2)	5.1
Income (loss) before income taxes	$(1.3)	$7.8	$1.6	$18.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of June 30, 2022 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$136.0	12.3%	$7.3	12.1%
Healthcare/pharmaceuticals	126.2	11.4	7.4	12.2
Cable/media	122.8	11.1	6.7	11.1
Food/beverage	81.7	7.4	4.9	8.1
Capital goods	61.4	5.5	3.4	5.7
Chemicals	61.2	5.5	2.5	4.1
Brokerage	55.7	5.0	2.9	4.8
Building materials	53.9	4.9	2.6	4.3
Paper	47.6	4.3	2.3	3.8
Consumer products	46.6	4.2	3.4	5.6
Utilities	38.2	3.4	2.4	4.0
Transportation	36.0	3.3	2.2	3.6
Aerospace/defense	35.4	3.2	1.6	2.6
Insurance	33.6	3.0	1.7	2.8
Autos	33.5	3.0	2.2	3.6
Business services	23.1	2.1	1.6	2.6
Retail	16.6	1.5	.7	1.2
Banks	12.7	1.1	.5	.8
Other	85.5	7.8	4.2	7.0
Total	$1,107.7	100.0%	$60.5	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$635.5	$597.5
Due after five years through ten years	537.7	503.0
Total	$1,173.2	$1,100.5

There were no investments sold at a loss during the first six months of 2022 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2021.  There have been no material changes in the first six months of 2022 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2022)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	2,010,800	$25.02	1,997,934	$216.9
May 1 through May 31	53,283	19.18	52,827	215.9
June 1 through June 30	501,307	17.98	499,856	206.9
Total	2,565,390	23.52	2,550,617	206.9
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

Dated:  August 5, 2022

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)