Form 10-K
period 2022-12-31
CNO Financial Group, Inc.
filed 2023-02-24
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

At June 30, 2022, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2.0 billion.
Shares of common stock outstanding as of February 8, 2023: 114,220,896
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2023 annual meeting of shareholders are incorporated by reference into Part III of this report.

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

•the ongoing impacts from major public health issues, including the novel coronavirus ("COVID-19") pandemic and the resulting financial market, economic and other impacts, including the deferral of healthcare by policyholders and the potential for future increased claim costs, could adversely affect our business, results of operations, financial condition and liquidity;

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

•inflation or other unfavorable economic or business conditions may impact the sales and persistency of insurance products, a portion of our insurance policy benefits affected by increased medical coverage costs and various selling, general and administrative expenses;

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

•the performance of third party service providers (both domestic and international) and potential difficulties arising from outsourcing arrangements;

•expectations for the growth rate of sales, collected premiums, annuity deposits and assets;

•interruption in telecommunication, information technology or other operational systems or failure to maintain the security, confidentiality or privacy of sensitive data on such systems;

•events of terrorism, cyber-attacks, natural disasters or other catastrophic events, including potential adverse impacts from climate change which may increase the frequency or severity of weather-related disasters;

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

PART I

ITEM 1. BUSINESS OF CNO.

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2022, we had total assets of $33.3 billion and shareholders' equity of $1.4 billion (which included an accumulated other comprehensive loss of $2.1 billion primarily reflecting changes in the fair value of our fixed maturity portfolio). For the year ended December 31, 2022, we had revenues of $3.6 billion and net income of $396.8 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business.

We market our products through the Consumer and Worksite Divisions that reflect the customers served by the Company. The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. The Worksite Division also offers a suite of voluntary benefits, benefits administration technology and year-round advocacy services to reduce costs and increase benefits engagement to employers and their employees.

We centralize certain functional areas, including marketing, business unit finance, sales training and support, and agent recruiting, among others. We primarily market our insurance products under our three primary brands: Bankers Life, Washington National and Colonial Penn.

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

In May 2022, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2022 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003 (the "Effective Date"). Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1. are provided as of or for the year ended December 31, 2022 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.1 billion, $4.0 billion and $3.7 billion in 2022, 2021 and 2020, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2022 collected premiums: Florida (11 percent), Pennsylvania (6 percent), Iowa (6 percent) and Texas (5 percent).

We believe that most purchases of life insurance, accident and health insurance and annuity products occur only after individuals are contacted and solicited by an insurance agent. Accordingly, the success of our distribution system is largely dependent on our ability to attract and retain experienced and highly motivated agents.

We market our products through our two sales organization divisions – the Consumer and Worksite Divisions that reflect the customers served by the Company.

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

Exclusive Agents. At December 31, 2022, we had an exclusive agency force of approximately 4,100 producing agents and financial representatives working from 235 branch and satellite field offices throughout the United States as well as dedicated tele-sales agents who conduct sales over the phone. The field agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. Field agents sell Medicare supplement, supplemental health and long-term care insurance policies, life insurance and annuities. These agents also sell Medicare Advantage plans through distribution arrangements with third-party insurance companies. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. The tele-sales agents are primarily engaged in the sale of our graded benefit life insurance policies and the sale of Medicare Advantage plans of third-party insurance companies using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet. Financial representatives are able to buy and sell securities for clients and may provide ongoing investment advice for clients.

Independent Producers. Supplemental health and life insurance products are also sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of
Columbia, and certain protectorates of the United States.

Worksite Division:

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our acquisitions of Web Benefits Design Corporation ("WBD") in April 2019 and DirectPath, LLC ("DirectPath", now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022) in February 2021. Through our Optavise brand, we guide employers and their employees through their healthcare choices with a suite of voluntary benefits, benefits administration technology and year-round advocacy services to reduce costs and increase benefits engagement.

Exclusive Agents. At December 31, 2022, we had approximately 275 exclusive producing agents working across the United States. These agents establish relationships with employers and have one-on-one contact with potential policyholders primarily at their place of employment and primarily sell supplemental health and life insurance products.

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

Total premium collections

The Consumer and Worksite Divisions are primarily focused on marketing insurance products (including annuity, health and life products), several types of which are sold in both divisions and underwritten in the same manner. The following table summarizes premium collections by segment for the years ended December 31, 2022, 2021 and 2020 (dollars in millions):

	2022	2021	2020
Annuities:
Fixed indexed annuities	$1,509.5	$1,348.1	$1,122.1
Fixed interest annuities	87.4	45.4	37.3
Other annuities	7.7	6.9	5.6
Total annuities	1,604.6	1,400.4	1,165.0
Health:
Supplemental health	692.9	688.0	677.2
Medicare supplement	651.6	707.5	750.5
Long-term care	263.9	264.0	263.9
Total health	1,608.4	1,659.5	1,691.6
Life:
Interest-sensitive life	227.9	219.4	206.5
Traditional life	683.9	676.4	633.1
Total life	911.8	895.8	839.6
Total premium collections	$4,124.8	$3,955.7	$3,696.2

Annuities

During 2022, we collected annuity premiums of $1,604.6 million, or 41 percent, of our total premiums collected. Annuity products include fixed indexed annuity, traditional fixed rate annuity and single premium immediate annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. For fixed indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

The following describes our major annuity products:

Fixed Indexed Annuities. These products accounted for $1,509.5 million, or 39 percent, of our total premium collections during 2022. The account value (or "accumulation value") of these annuities is credited in an amount that is based on changes in a particular index during a specified period of time. Within each contract issued, each fixed indexed annuity specifies:

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

In 2022, a significant portion of our new annuity sales were "premium bonus" products. These products typically specify a bonus rate, applied to the premium deposited, of 3 percent for the first policy year only. The premium bonus vests over a number of years.

Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs") and flexible premium deferred annuities ("FPDAs"). These products accounted for $87.4 million, or 2 percent, of our total premium collections during 2022. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The current guaranteed rate on annuities being issued is 1.0 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2022, the average crediting rate on our outstanding traditional annuities was 3 percent.

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

Other Annuities. These products include single premium immediate annuities ("SPIAs"). SPIAs accounted for $7.7 million of our total premiums collected in 2022. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2022. Other annuities also include closed blocks of structured settlements, which were last sold over 25 years ago.

Health

Supplemental Health. Supplemental health collected premiums were $692.9 million during 2022, or 16 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Medicare Supplement. Medicare supplement collected premiums were $651.6 million during 2022, or 15 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 62 percent of new sales of Medicare supplement policies in 2022 were within the seven month open enrollment period that begins three months before an individual reaches age 65.

Long-Term Care. Long-term care collected premiums were $263.9 million during 2022, or 6 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

During 2022, 98 percent of new sales of long-term care products had benefit periods of two years or less. Since 2009, we have ceded 25 percent of most new sales with a third party. At December 31, 2022, 94 percent of our long-term care policies have benefit periods of less than or equal to four years and 63 percent of such long-term care policies have benefit periods of one year or less. In 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding three years. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Life
Life products include traditional and interest-sensitive life insurance products. During 2022, we collected life insurance premiums of $911.8 million, or 22 percent, of our total collected premiums.

Interest-Sensitive Life. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $227.9 million, or 6 percent, of our total collected premiums in 2022. The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed indexed universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $683.9 million, or 16 percent, of our total collected premiums in 2022. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, exclusive agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component that may be at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically five, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

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

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $38.2 million of our total collected premiums in 2022.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $24.4 billion of assets (at fair value) under management at December 31, 2022, of which $24.2 billion were our assets (including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet) and $.2 billion were assets managed for third parties. Our general account investment strategies are to:

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

We manage the equity-based risk component of our fixed indexed annuity products by:

•purchasing options on equity indices with similar payoff characteristics; and

•adjusting the participation rate to reflect the change in the cost of such options (such cost varies based on market conditions).

The prices of the options we purchase to manage the equity-based risk component of our fixed indexed annuities vary based on market conditions. All other factors held constant, the prices of the options generally increase with increases in the volatility of the applicable indices, which may reduce the profitability of the fixed indexed products, cause us to lower participation rates, or both. Accordingly, volatility of the indices is one factor in the uncertainty regarding the profitability of our fixed indexed products.

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

In the individual health insurance business, companies compete primarily on the basis of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "Insurance Underwriting" and "Governmental Regulation" for additional information. In addition to competing with the products of other insurance companies, commercial banks, mutual funds and broker/dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Mutual of Omaha, Cuna Mutual, Gerber Life, AAA Life Insurance, New York Life and Globe Life Inc. Our main competitors for supplemental health products sold through our Worksite Division include AFLAC, Colonial Life and Accident Company and subsidiaries of Globe Life Inc.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small. For example, while, based on an Individual Long-Term Care Insurance Survey, one of our subsidiaries (Bankers Life and Casualty Company ("Bankers Life")) ranked fourth in new annualized premiums of individual long-term care insurance in 2021 with a market share of approximately 11 percent, the top three writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 67 percent during the period. In addition, while, based on a 2021 Medicare Supplement Loss Ratios report, we ranked eighth in direct premiums earned for Medicare supplement insurance in 2021 with a market share of 2.1 percent, the top writer of Medicare supplement insurance had direct premiums with a market share of 33 percent during the period.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2022, the total balance of our liabilities for insurance products was $27.4 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2022, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 9 percent of gross combined life insurance inforce and reinsurance assumed represented .3 percent of net combined life insurance inforce.

The principal reinsurers to whom we have ceded life, annuity and health business at December 31, 2022 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	Ceded life insurance inforce	AM Best rating
Wilton Reassurance Company ("Wilton Re") (a)	$2,666.1	$841.2	A+
Jackson National Life Insurance Company ("Jackson") (b)	1,030.4	444.0	A
RGA Reinsurance Company (c)	392.1	65.6	A+
Sagicor Life Insurance Company	38.5	42.9	A-
Swiss Re Life and Health America Inc.	4.2	715.9	A+
Munich American Reassurance Company	4.1	556.9	A+
SCOR Global Life USA Reinsurance Company	1.9	55.5	A+
All others (d)	104.4	98.0
	$4,241.7	$2,820.0
________________
(a)    In addition to life insurance, certain long-term care business has been ceded to Wilton Re through a 100% indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.4 billion at December 31, 2022.
(b)    In addition to life insurance, certain annuity business has been ceded to Jackson through a coinsurance agreement. Such business had total insurance policy liabilities of $.8 billion at December 31, 2022.

(c)    A portion of the long-term care business of Bankers Life has been ceded to RGA Reinsurance Company on a coinsurance basis.
(d)    No other single reinsurer represents more than 1 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

HUMAN CAPITAL

As of December 31, 2022, we employed approximately 3,400 full-time associates, nearly all of whom are located in the United States.

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

We focus significant attention on attracting and retaining talented, experienced individuals to serve our customers and manage and support our operations. The Human Resource and Compensation Committee of our Board of Directors is actively engaged in the oversight of our human resource initiatives and receives regular updates from management on progress and developments. Our commitment to our associates is demonstrated through several areas of focus:

•Associate Development and Engagement
CNO provides a supportive environment designed to encourage all associates to pursue their professional goals and career objectives through one-to-one coaching, mentoring, continuing education, professional education and training. We also regularly collect associate feedback through surveys to better learn and understand associates' needs, priorities and issues of concern.

•Compensation
At CNO, we strive for a culture of exceptional performance. We believe in developing associates through a challenging work environment coupled with extensive support and training. Our compensation philosophy is focused on pay-for-performance. We reward overall and individual performance that drives long-term success for the company and our associates.

•Health and Well-being
Supporting our associates' physical, emotional and financial well-being is at the center of how we engage our workforce. We increased the 401K match this year to help associates save more for retirement and expanded financial education resources. Our benefits package for associates includes medical, dental and vision insurance coverage as well as an extensive well-being program. We understand healthcare affordability and equity are fundamental and introduced tiered premiums for CNO's health plan that align with an associate's salary level. CNO's well-being program encourages associates and their families to engage in healthy lifestyle choices, including completing preventive exams and screenings and taking care of their mental well-being. The well-being program includes enhanced mental well-being support and caregiver resources as well as free virtual preventive care and behavioral health services offered through our clinic services to all associates and family members who are covered under the CNO health plan.

•Ethical Business Practices
CNO's Code of Conduct outlines our expectations surrounding key issues and business practices, including anti-money laundering, political activities and contributions, conflicts of interest, fraud prevention, data security, confidentiality, gift giving and fair competition. Our associates are required to be familiar with, and to act in accordance with, this code.

•Diversity, Equity and Inclusion
Diversity, Equity and Inclusion ("DE&I") is one of CNO's five corporate values. We are committed to creating an inclusive culture that encourages, supports, celebrates, and values the diverse voices of our associates and customers. CNO's Diversity Council brings together leaders from across the company in support of DE&I. Our five associate-led Business Resource Groups and three affinity groups focus on education, mentoring and community outreach. CNO's Chief Executive Officer signed the CEO Action for Diversity & Inclusion™ pledge in 2018 and has been a member of the CEO Action for Racial Equity Governing Committee since 2020. CNO signed the Indy Racial Equity pledge in 2021.

•Community Involvement
CNO is committed to supporting community organizations that address the health and financial wellness of middle-income Americans and to providing ways for our associates to give back through our Team CNO volunteer program.

•Ongoing Pandemic Response
During 2022, in our continuing response to the COVID-19 pandemic, CNO remained focused on the health and safety of our customers, associates and agents, and the continuity of service to the policyholders who depend on us. We maintained recommended protocols and other health and safety standards as required by federal, state and local government agencies, and taking into consideration guidelines from the Centers for Disease Control and Prevention and other public health authorities.

In early 2022, we began the process of reopening our corporate offices and were fully open by the end of April, although most of our associates are working under hybrid work arrangements pursuant to which they work remotely the majority of the time. Our branch offices remained open throughout the pandemic as insurance is classified as an essential business.

We offer flexible work arrangements for the majority of our associates, which includes working from home, working from the office, or a mix of both options. We remain committed to delivering consistent service with minimal disruption to our customers and agents, while providing workplace flexibility to our associates.

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

•insurance data security;

•product illustrations; and

•privacy.

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

Existing and future changes to accounting rules may impact our results of operations or financial condition, including the new guidance related to targeted improvements to the accounting for long-duration insurance products which became effective on January 1, 2023.

NAIC

The NAIC's mission is to support its state insurance regulatory members who set standards and ensure fair, competitive, and healthy insurance markets to protect consumers. Model insurance laws and regulations are created for adoption by the states to address insurance company financial regulation, such as capital requirements, corporate governance and risk management practices, and statutory accounting and financial reporting.

The NAIC adopted amendments to its valuation manual containing a principle-based approach for the calculation of reserves for life insurance and annuity contracts, which reflect corresponding amendments to the NAIC Standard Valuation Law. Principle-based reserving replaced the prior formulaic approach to determining policy reserves with a design that more closely reflects the risks of life insurance and annuity products. The principle-based reserving approach has been adopted by the domiciliary states of our insurance subsidiaries, effective for life insurance and certain annuity products issued on or after

January 1, 2020. Similar reserving requirements for additional products are expected to be implemented over time. Although the impact of implementing the approach for our life insurance products has not been significant to date, the ultimate impact is unknown.

The NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been enacted by the domiciliary states of our insurance subsidiaries. ORSA requires insurers to maintain a risk management framework and conduct an internal own risk and solvency assessment of an insurer's material risks in normal and stressed environments. The assessment must be documented in an annual summary report, a copy of which must be submitted to insurance regulators as required or upon request.

Our insurance subsidiaries' domiciliary states have also adopted the NAIC's Corporate Governance Annual Disclosure Model Act ("CGAD"). CGAD requires an annual filing by an insurer or insurance group that provides detailed information regarding their governance practices, including information on whether a diversity policy is in place for its board of directors, as well as sample documentation on their corporate governance structure and policies.

The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing and counterparty exposure concentrations for life insurers. In December 2020, the NAIC adopted amendments to the Model Holding Company System Act and Regulation that implement an annual filing requirement for a liquidity stress-testing framework (the "Liquidity Stress Test") for certain large U.S. life insurers and insurance groups. Life insurers are subject to this filing requirement based on criteria related to the amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the Holding Company Act amendments. Two of our insurance subsidiaries' domiciliary states have enacted the Liquidity Stress Test and a bill is pending in the New York legislature to adopt the amendments. All states are expected to adopt the Holding Company Amendments over time as the NAIC is developing an accreditation standard for these changes.

The NAIC has also developed a group capital calculation ("GCC") tool using an RBC aggregation methodology for all entities within the insurance holding company system. The goal is to provide state insurance regulators with a method to aggregate the available capital and minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC's amendments to the Model Holding Company System Act and Regulation in 2020 adopted the Group Capital Calculation Template and Instructions as well as the requirement that each insurance group file the GCC annually with its lead state regulator. Indiana, our lead state regulator, has not adopted the Holding Company Amendments, although all states are expected to do so since the NAIC is developing an accreditation standard, as noted above. The NAIC Financial Analysis Handbook provides guidance for insurance regulators on reviewing GCC submissions. We cannot predict what impact this regulatory tool may have on our business.

Insurance Regulatory Examinations and Other Activities

State insurance departments periodically examine the books, records, accounts, and business practices of their domiciled insurers, as previously noted. State insurance departments may also conduct examinations of non-domiciliary insurers licensed in their states.

State regulatory authorities and industry groups have developed several initiatives regarding market conduct, including the form and content of disclosures to consumers, advertising, sales practices and complaint handling. Various state insurance departments periodically examine the market conduct activities of domestic and non-domestic insurance companies doing business in their states, including our insurance subsidiaries. The purpose of these market conduct examinations is to determine whether an insurer's operations are consistent with the laws and regulations of the state conducting the examination. Market conduct has also become one of the criteria used by rating agencies to establish the financial strength ratings of an insurance company. For example, AM Best's ratings analysis now includes the review of an insurer's compliance program.

Most states mandate minimum benefit standards and benefit ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, premium rates that either: (i) are adequate to support moderately adverse claims experience; or (ii) support minimum anticipated benefit ratios over the entire period of coverage of not less than 60 percent. The specific requirements vary by state. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual benefit ratio, after three years, of not less than 65 percent. With respect to supplemental health policies, several states require us to annually certify that the premium rates are set such that minimum lifetime loss ratios will be met. These minimum lifetime loss ratios vary by state and product. We provide to the insurance departments, where required, annual calculations that demonstrate compliance with required minimum benefit ratios for long-term care, Medicare supplement, and supplemental health insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated benefit ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. As of December 31, 2022, we believe that our insurance subsidiaries have provided retrospective refunds and/or prospective rate reductions when the mandated minimum benefit ratios have not been maintained.

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

Centers for Medicare & Medicaid Services

In addition to state regulations, we are subject to federal laws, regulations and guidelines issued by the Centers for Medicare & Medicaid Services ("CMS") that place a number of requirements on plan sponsors and their agents in connection with the marketing and sale of Medicare Advantage plans. For example, CMS and state regulations and guidelines include a number of prohibitions regarding the ability to contact Medicare-eligible individuals and place many restrictions on the marketing of Medicare-related plans.

Insurance Holding Company Regulation

U.S. state insurance holding company system laws and regulations are generally based on the NAIC Model Holding Company System Act and Regulation. These laws and regulations vary from jurisdiction to jurisdiction, but generally require a controlled insurance company (i.e., an insurer that is a subsidiary of an insurance holding company) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. They also require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state regulator of the insurance holding company system. This report identifies the material risks within the insurance holding company system that could pose enterprise risk to the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries' domiciliary states has enacted laws to implement these requirements, including the enterprise risk reporting requirement.

The insurance holding company system laws and regulations also regulate the terms of surplus debentures and transactions between or involving insurance companies and their affiliates. Various reporting and approval requirements apply to transactions between or involving insurance companies and their affiliates within an insurance holding company system, depending on the size and nature of the transactions. Generally, all transactions between an insurance company and an affiliate must be fair and reasonable. The Company and its insurance subsidiaries are registered as a holding company system pursuant to the laws and regulations in our domiciliary states.

In addition, the insurance holding company system laws and regulations regulate the acquisition (or sale) of control of insurance companies. Generally, these laws and regulations provide that no person, corporation or other entity may acquire control of a domestic insurance company, or any parent company of such domestic insurer, without the prior approval of the insurance company's domiciliary state regulator. Any person acquiring, directly or indirectly, 10 percent or more of the voting securities of an insurance company is generally presumed to have acquired "control" of the insurer. This statutory presumption may be rebutted by a showing that control does not exist in fact. However, state insurance regulators may find that "control" exists in circumstances in which a person owns or controls, directly or indirectly, less than 10 percent of the voting securities. The laws and regulations regarding acquisitions of control may discourage potential acquisition proposals or may delay or prevent a change of control involving the Company, including through unsolicited transactions that some of our shareholders might consider desirable.

State insurance holding company system laws and regulations also regulate the payment of dividends or other payments by our insurance subsidiaries to parent companies. A state insurance regulator may prohibit a dividend payment if the regulator determines that such a payment could be adverse to an insurer's policyholders or contract holders. The ability of our insurance subsidiaries to pay dividends is based on their financial statements that are prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from financial statements prepared in accordance with GAAP. These regulations generally permit an insurer to pay a dividend from earned surplus without regulatory approval if the amount of the dividend, together with other dividends made within the preceding 12-month period, does not exceed the greater of (or in some states, the lesser of):

• statutory net gain from operations or net income of such insurer for the prior calendar year; or

• 10 percent of such insurer's surplus as regards policyholders at the end of the preceding calendar year.

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

Long-Term Care Regulation

The NAIC has adopted model long-term care policy language providing nonforfeiture benefits and it has proposed a rate stabilization standard for long-term care policies. As of December 2022, the NAIC Long-Term Care Insurance Task Force has been focused on implementing the Long-Term Care Insurance Multistate Rate Review Framework that was adopted by the NAIC’s Executive Committee in April 2022. The Framework’s goal is to establish a consistent national approach to reviewing long-term care insurance rates which results in states granting actuarially appropriate rate increases in a timely manner. We are evaluating our participation in the multi-state review process for our filings requesting actuarially justified rate increases, as discussed below. In addition, various bills are introduced from time to time in the U.S. Congress which propose the implementation of certain minimum consumer protection standards in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

Our insurance subsidiaries that write long-term care business have made insurance regulatory filings seeking actuarially justified rate increases on our long-term care policies. Most of our long-term care business is guaranteed renewable. If we are unable to raise our premium rates because we fail to obtain approval for actuarially justified rate increases in one or more states, our financial condition and results of operations could be adversely affected.

Surplus and Capital Requirements

Insurers are required to maintain their capital and surplus at or above minimum levels prescribed by the laws of their respective jurisdictions. Regulators generally have discretionary authority to limit or prohibit an insurer's sales to policyholders if the insurer has not maintained a minimum surplus or capital or if they find that the further transaction of business will be hazardous to policyholders.

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

Risk-Based Capital

The NAIC's RBC requirements provide a tool for insurance regulators to assess the level of risk inherent in an insurance company's business and determine whether an insurer has insufficient capital, which could lead to regulatory intervention. The basis of the system is a formula that applies prescribed factors to various risk elements in an insurer's business to report a minimum capital requirement proportional to the amount of risk assumed by the insurer. The life and health insurer RBC formula is designed to measure annually: (i) the risk of loss from asset defaults and asset value fluctuations; (ii) the risk of loss from adverse mortality and morbidity experience; (iii) the risk of loss from mismatching of assets and liability cash flow due to changing interest rates; and (iv) business risks.

The RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates a margin, which is the excess of total adjusted capital over authorized control level RBC, for each of the current year, prior year, and third prior year. The trend test assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2022 annual statutory financial statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

The NAIC approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021 which reduced our consolidated RBC ratio by approximately 16 percentage points.

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

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, equity real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2022.

The NAIC has been evaluating the risks associated with certain insurers' investments in leveraged loans and collateralized loan obligations ("CLOs"). The NAIC is considering a proposal to assign risk weights to CLOs based on its own modeling as opposed to credit ratings. Under this proposal, the NAIC Structured Securities Group would model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that eliminate RBC arbitrage. The NAIC's goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. This change would be implemented at year-end 2023 at the earliest. It is currently unclear whether this will apply to all CLOs or only in specified cases. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.

Privacy and Cybersecurity Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection, use, maintenance, disclosure and destruction of such information and their practices relating to protecting the security, confidentiality, integrity, and availability of that information. State laws regulate the use and disclosure of personal information, such as social security numbers and other identifiers, and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, financial information, and other identifiers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail or fax messages to consumers and customers. The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act, as amended, relating to standardized electronic transaction formats, code sets, the privacy of member health information, and the implementation of data security controls to safeguard electronic protected health information.

Further, numerous state regulatory bodies are focused on security and privacy requirements for companies that collect personal information and various state legislatures have proposed and enacted legislation and regulations regarding data protection standards and protocols, and the area of cybersecurity has also come under increased scrutiny by state insurance regulators. For example, the New York State Department of Financial Services' ("NYDFS") cybersecurity regulation applies to banking and insurance entities under its jurisdiction, such as Bankers Conseco Life Insurance Company. The regulation requires a company's cybersecurity program to include robust controls regarding: access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. Companies subject to the regulation must also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer and perform periodic risk assessments. We are required to file an annual Certification of Compliance with the NYDFS regarding our cybersecurity program.

In November 2022, the NYDFS proposed amendments to the regulation which, if adopted, would require new technical reporting, governance and oversight measures be implemented, enhance certain cybersecurity safeguards (e.g., annual audits, vulnerability assessments, and password controls and monitoring), and mandate notifications in the event that a covered entity makes a cyber-ransom payment. We cannot predict whether the amendments will be adopted, what form they will take, or what effect they would have on our business or compliance efforts.

The NAIC adopted the Insurance Data Security Model Law for entities licensed under the relevant state's insurance laws. The model law requires such entities to establish standards for data security and the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems. Several states have adopted the model law (or a form thereof), including Indiana. We are also required to file an annual Certificate of Compliance with the Indiana Department of Insurance.

In addition, certain state legislatures have adopted or are actively considering general consumer privacy legislation that may apply to us. For example, in 2018, California enacted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020. CCPA provides for enhanced privacy rights for consumers in California, including the right to know what personal information a business has collected and/or shared with third parties, the right to delete personal information held by a business, and the right to limit certain processing or use of such information. CCPA provides for a private right of action with potentially significant statutory damages, whereby a business that fails to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act ("GLBA"), is excluded from the CCPA; however, this is not an entity-wide exclusion. In November 2020, California voters approved a referendum that enacted the California Privacy Rights Act, which established the California Privacy Protection Agency, and amended the CCPA in various ways and came into effect on January 1, 2023. Laws enacted in Virginia, Colorado, Connecticut and Utah adopt similar approaches to the collection, use, and sharing of personal information from state residents, but include broader, entity-wide exemptions for organizations that conduct data processing subject to GLBA. Other states are considering similar legislation.

In March 2022, the SEC released proposed rules enhancing cybersecurity risk and management disclosure requirements for companies. If enacted, the proposed rules would, among other things, require disclosure of any material cybersecurity incident on its Form 8-K within four business days of determining that the incident it has experienced is material. They would also require periodic disclosures of, among other things: (i) details on the company's cybersecurity policies and procedures; (ii) cybersecurity governance, oversight policies and risk management policies, including the board of directors' oversight of cybersecurity risks; (iii) the relevant expertise of members of the board of directors with respect to cybersecurity issues; and (iv) details of any cybersecurity incident that was previously disclosed on Form 8-K, as well as any undisclosed incidents that were non-material, but have become material in the aggregate.

The NAIC is currently working on the creation of a new model to replace the existing privacy models #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation) rather than to update them. The draft of the new model #674 was exposed for comment in January 2023.

These statutes, and any corresponding regulations adopted thereunder, affect our administration, marketing and sale of our products, and how we collect, store, use and disseminate personal information. Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Federal Initiatives

The U.S. federal government does not directly regulate the business of insurance, although the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the U.S. Treasury Department to monitor all aspects of the insurance industry. Its authority extends to most lines of insurance written by our insurance subsidiaries, although the FIO is not empowered with any general regulatory authority over insurers.

The Dodd-Frank Act also established the Financial Stability Oversight Council ("FSOC"), which has the ability to subject non-bank financial institutions, including insurers, to supervision and heightened prudential standards by the Federal Reserve if the FSOC determines that financial distress at the company could pose a threat to U.S. financial stability. The FSOC modified the process of designating such non-bank financial institutions by adopting an activities-based approach for identifying and addressing potential risks to financial stability.

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

In October 2022, the SEC adopted final rules requiring the recovery of erroneously awarded compensation as mandated by the Dodd-Frank Act. The rules will, among other things, require national securities exchanges to establish listing standards that would require listed companies to adopt and comply with a compensation recovery policy, often known as a clawback policy, and require listed companies to provide disclosure about such policies and how they are being implemented. In the event a company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period, the company must recover from any current or former executive officers incentive-based compensation that was erroneously awarded during the three years preceding the date such a restatement was required. The recoverable amount would be the amount of incentive-based compensation received in excess of the amount that otherwise would have been received had it been determined based on the restated financial measure. The updated listing standards related to clawback policies will become effective no later than November 28, 2023. Listed companies will be required to adopt a clawback policy no later than 60 days following the applicable listing standards effective date and make the required disclosure in proxy and information statements, as well as annual reports filed after the adoption of their clawback policy. We are currently awaiting the finalization of the relevant listing standards and are evaluating our existing clawback policy to determine if any updates are required.

Investment Adviser and Broker/Dealer Regulations

The asset management activities of 40|86 Advisors and our other investment advisory subsidiary are subject to various federal and state securities laws and regulations. The SEC is the principal regulator of our asset management operations.

We have a broker/dealer subsidiary that is registered under the Securities Exchange Act of 1934 and is subject to federal and state regulation, including, but not limited to, the Financial Industry Regulatory Authority ("FINRA"). Agents and employees registered or associated with our broker/dealer subsidiary are subject to the Securities Exchange Act of 1934 and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

Numerous regulatory bodies are focused on enacting regulations requiring investment advisers, broker/dealers and/or agents to meet a higher standard of care when providing advice to their clients and to provide enhanced disclosure of conflicts of interest. For example, the SEC's Regulation Best Interest enhances the broker/dealer standard of conduct beyond existing suitability obligations and requires broker/dealers to act in the best interest of the customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. In addition, the new Form CRS Relationship Summary requires registered investment advisers and broker/dealers to provide retail investors with simple, easy-to-understand information about the nature of their relationship with their financial professional. In addition to the SEC rules, the NAIC and several states have proposed and/or enacted laws and regulations requiring investment advisers, broker/dealers and/or agents (e.g., insurance producers) to disclose conflicts of interest to clients and/or to meet a higher standard of care when providing recommendations or advice to their clients. In January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a "best interest" standard for the sale of annuities. The amended model regulation has been adopted by two of our insurance subsidiaries' domiciliary states and a proposed amendment is pending in another domiciliary state. In New York, the NYDFS amended Regulation – Suitability and Best Interests in Life Insurance and Annuity Transactions ("Regulation 187") to add a "best interest" standard for recommendations regarding the sale of life insurance and annuity products in New York. The amendment was challenged in litigation by a number of producer trade groups but was ultimately upheld by the New York State Court of Appeals (New York's highest appellate court) on October 20, 2022.

Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The changes amend existing Rule 206(4)-1 under the Investment Advisers Act and incorporate aspects of Investment Advisers Act Rule 206(4)-3, which the SEC simultaneously rescinded in its entirety. The amended rules impose a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. Our wholly-owned registered investment advisers have updated their policies and procedures for the amended rule.

Federal legislation and administrative policies in other areas, including employee benefit plan and individual retirement account ("IRA") regulation, could also impact the insurance industry. In that regard, the U.S. Department of Labor ("DOL") issued a new class exemption ("PTE"), which became effective as of February 16, 2021, that applies to investment advice to retirement and welfare plans subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and IRAs, as well as fiduciary recommendations relating to rollovers from retirement plans subject to ERISA to IRAs and plan-to-plan rollovers. The PTE sets forth the conditions under which compensation paid (including, third party payments) for investment advice provided to ERISA retirement and welfare plans and IRAs can be exempted from the prohibited transaction provisions under ERISA and the Internal Revenue Code (the "Code"). The PTE's conditions include impartial conduct standards, disclosure, written policies and procedures, an annual compliance review and certification, and recordkeeping requirements.

Climate Change and Financial Risks

Climate risk has come under increased scrutiny by insurance regulators and other regulatory agencies. In New York, the NYDFS issued a circular letter in 2020 to New York domestic insurers, such as Bankers Conseco Life Insurance Company, and foreign authorized insurers, stating that insurers are expected to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. On November 15, 2021, the NYDFS issued additional guidance stating that New York domestic insurers, such as Bankers Conseco Life Insurance Company, are expected to manage climate risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, such insurers should incorporate climate risk into their financial risk management (e.g., a company's ORSA should address climate risk). As of August 15, 2022, New York domestic insurers should have implemented certain corporate governance changes and developed plans to implement the organizational structure changes (e.g., clearly defining roles and responsibilities related to managing climate risk). With respect to the NYDFS' more complex expectations, it will issue additional guidance on the implementation timelines. The board of directors of Bankers Conseco Life Insurance Company approved a Climate Risk Policy in June 2022.

The NYDFS also adopted an amendment to the regulation that governs enterprise risk management, effective as of August 13, 2021, that requires an insurance group to include certain additional risks, such as climate change risk, in its enterprise risk management function. In our most recent ORSA report filed with the NYDFS and our lead state regulator, we included enhanced disclosure on the management of climate risk.

The NAIC is seeking to address climate-related risks through three areas of insurance regulation: financial risk analysis; insurance market availability and affordability; and consumer education and outreach. In 2022, the NAIC adopted changes to the Climate Risk Disclosure Survey, which must be completed by insurers licensed in certain states, including two of our insurance subsidiaries' domiciliary states, if such insurers satisfy a nationwide premium threshold. The survey changes align the questions with disclosures recommended by the Financial Stability Board's Task Force on Climate Related Financial Disclosures (TCFD), which represent the international benchmark for climate risk disclosure.

In addition, the FIO is authorized to monitor the U.S. insurance industry under the Dodd-Frank Act, as discussed above. In furtherance of President Biden's Executive Order on Climate-Related Financial Risk, dated May 20, 2021, the FIO sought public comment on climate-related financial risks in the insurance industry. The FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. No data has been requested from the life and health insurance industry.

On March 21, 2022, the SEC proposed rules requiring SEC-registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals. Such regulations will be applicable to the Company when adopted.

On May 25, 2022, the SEC proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate environmental, social and governance factors into their investment strategies.

Diversity and Corporate Governance

Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Bankers Conseco Life Insurance Company, to make diversity of their leadership a business priority and a key element of their corporate governance. In December 2022, the NAIC's Special (EX) Committee on Race and Insurance adopted DE&I recommendations to the insurance industry that include action steps for insurance regulators and insurance companies to assess and discuss DE&I activities or initiatives.

FEDERAL INCOME TAXATION

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

On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income which is not currently expected to have a significant impact on CNO. The Inflation Reduction Act also introduces a 1% excise tax on share buybacks, effective for tax years beginning in 2023, which would apply to future share repurchases made by CNO. We continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.

The SECURE 2.0 Act of 2022 ("SECURE 2.0"), signed into law on December 29, 2022, makes significant changes to existing law for retirement plans by building upon provisions in the Setting Every Community Up for Retirement Enhancement Act of 2019. SECURE 2.0 introduces new requirements and considerations for plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures. Among other provisions, SECURE 2.0 directs the DOL to review its current interpretive bulletin regarding ERISA plan sponsors' selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL's imposition of new or different requirements on plan sponsors or on annuity providers or could make such selection process more difficult for the parties involved.

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

General factors such as the availability of credit, consumer spending, business investment, capital market conditions, the potential of a U.S. government default and inflation affect our business. One of the most serious threats facing the U.S. economy is the disagreement over the federal debt limit which, if not addressed in the coming months, could lead to a default on the federal debt, adverse market impact and an economic downturn this year. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and other insurance products. In addition, this type of economic environment may result in higher lapses or surrenders of policies.

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

A prolonged low interest rate environment may negatively impact our results of operations, financial position and cash flows.

Prior to the increase in interest rates in 2022, interest rates had been at or near historically low levels. Some of our products, principally traditional whole life, universal life, fixed rate and fixed indexed annuity contracts, expose us to the risk that low interest rates will reduce our spread (the difference between the amounts that we are required to pay under the contracts and the investment income we are able to earn on the investments supporting our obligations under the contracts). Our spread is a key component of our net income. Investment income is also an important component of the profitability of our health products, especially long-term care and supplemental health policies. In addition, interest rates impact the liability for the benefits we provide under our agent deferred compensation plan (as it is our policy to immediately recognize changes in assumptions used to determine this liability).

If interest rates were to return to low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, approximately 53 percent of our fixed interest annuities and universal life products with contractually guaranteed minimum rates have crediting rates set at the minimum rate. As a result, continued low investment yields would decrease the spread we earn and such spread could potentially become a loss.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums. At December 31, 2022, $1.5 billion of our fixed indexed annuity account values were at contractual minimum guarantees or participation rates.

During periods of declining or low interest rates, life and annuity products may be relatively more attractive to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency (a higher percentage of insurance policies remaining in force from year-to-year).

Our expectation of future investment income is an important consideration in determining the amortization of deferred acquisition costs and the present value of future profits (collectively referred to as "insurance acquisition costs") and analyzing the recovery of these assets as well as determining the adequacy of our liabilities for insurance products. Expectations of lower future investment earnings may require us to accelerate amortization, write down the balance of insurance acquisition costs or establish additional liabilities for insurance products, thereby reducing net income in future periods. When the new accounting standard related to targeted improvements to the accounting for long-duration insurance contracts became effective on January 1, 2023, amortization of insurance acquisition costs will no longer be based on the emergence of profits.

Further, a rapidly rising interest rate environment may cause the interest maintenance reserve ("IMR") balance of certain of our insurance subsidiaries to decrease or become negative because of their bond sales at a capital loss. Current statutory accounting guidance requires the non-admittance of negative IMR. If the IMR balance of our insurance subsidiaries becomes negative, it would result in lower surplus and RBC ratios. The NAIC is considering whether the allowance of a negative IMR balance in statutory accounting should be permitted, although the outcome of this initiative is uncertain.

High inflation levels could have adverse consequences for us, the insurance industry and the U.S. economy generally.

The U.S. economy is currently experiencing increasing levels of inflation, which creates a heightened level of risk for us, the insurance industry and the U.S. economy generally. Rising inflation may impact the sales and persistency of our insurance products, the reliability of our loss reserve estimates and our ability to accurately price insurance products, and may create additional volatility in the fair value of our investments. A portion of our insurance policy benefits may be affected by increased medical coverage costs and various operating expenses including payroll have already been affected. Additionally, regulatory agencies, such as various state departments of insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation, which could affect our ability to generate profits and cash flow. There can be no assurance that inflation rates will not continue to escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Continuing significant inflation could have a prolonged effect on the insurance industry and U.S. economy and could in turn negatively affect our business, financial condition and results of operations.

Major public health issues, including COVID-19, could have an adverse impact on our financial condition, results of operations, liquidity, cash flows and other aspects of our business.

Our operations are exposed to the risk of major health pandemics, epidemics or outbreaks, such as COVID–19. The COVID-19 pandemic significantly impacted the U.S. and global economy, created significant volatility and periods of disruption in the capital markets and dramatically increased unemployment levels during 2020 and 2021. In addition, the pandemic resulted in temporary, and in some cases permanent, closures of many businesses and schools and the institution of social distancing and sheltering in place requirements in many states and local communities. As a result, our ability to sell products through our regular channels and the demand for our products and services was significantly impacted. For example, sales of health and life insurance products (measured by new annualized premiums) in our Worksite Division have yet to return to 2019 levels. Worksite Division sales, as compared to 2019, were down 43 percent in 2020, down 35 percent in 2021 and down 22 percent in 2022. The lower sales in the last three years in the Worksite Division will adversely impact our earnings in future periods. The extent to which major health issues, including COVID-19, impact our business, results of operations or financial condition will depend on future developments which are highly uncertain and cannot be predicted, including but not limited to: (i) new variants of COVID-19 or new health pandemics; (ii) the efficacy of vaccines and the rate of vaccine adoption; (iii) premature mortality impacts on our claim experience; (iv) potential changes in monetary policy enacted by the Federal Reserve; and (v) potential fiscal stimulus measures implemented by the federal government.

Following a time when most of our employees were working remotely due to the COVID-19 pandemic, most of our employees are now working under hybrid work arrangements pursuant to which they work remotely the majority of the time. Remote work arrangements could strain our business continuity plans, introduce additional operational risk, including but not limited to cybersecurity risks, and impair our ability to effectively manage our business. The frequency and sophistication of attempts at unauthorized access to our technology systems and fraud may increase, and the current conditions may impair our cybersecurity efforts and risk management. We also outsource a variety of functions to third parties (both domestic and international), including certain of our administrative operations. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. While we closely monitor the business continuity activities of these third parties, successful implementation and execution of their business continuity strategies are largely outside our control. If one or more of the third parties to whom we outsource certain critical business activities experience operational failures, or is otherwise unable to perform, as a result of the impacts from the spread of COVID-19 and governmental reactions thereto, it could adversely impact our business, results of operations or financial condition.

We have experienced higher claims on our life insurance products due to the COVID-19 pandemic which have unfavorably impacted our results of operations. We may experience additional claims on our life and certain health insurance products due to the deferral of care and possible long-term health complications from COVID-19. In 2022, our margin on life insurance products reflects an estimated $21 million of adverse mortality impact related to COVID-19. In addition, policyholders may seek sources of liquidity and make withdrawals from annuities or surrender policies at rates greater than we previously expected. In the past, many state insurance departments have required insurers to offer flexible premium payment plans, relax payment dates, waive late fees and penalties in order to avoid canceling or non-renewing polices and such requirements may be instituted in the future. If policyholder lapse and surrender rates or premium waivers significantly exceed our expectations, we may need to change our assumptions, models or reserves. The cost of reinsurance to us for these policies could increase, and we may encounter decreased availability of such reinsurance. Each of these could have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. Such events or conditions could also have an adverse effect on product sales.

Our investment portfolio may be adversely affected as a result of the delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures, enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities or the failure of tenants to pay rent or tenants' demands for lease modifications. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from major public health issues, like COVID-19, may restrict our access to key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise. Restricted access to such inputs may make our financial statement balances and estimates and assumptions used to run our business subject to greater variability and subjectivity. In addition, changes in the overall use of office space could impact the values and creditworthiness of certain investments we hold.

Any of the direct or indirect effects of major public health issues, like COVID-19, may cause litigation or regulatory, investor, media, or public inquiries. We may face increased workplace safety costs and risks, lose access to critical employees, and face increased employment-related claims and employee-relations challenges. These costs and risks may increase when our employees begin to return to our workplaces. Our costs to manage and effectively respond to these matters, and to address them in settlement or other ways, may increase.

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Changes in Actuarial Assumptions" for further information related to changes in certain actuarial assumptions and their impact on our operating results in 2022. Authorities may not accurately report population and impact data, such as death rates, infections, morbidity, hospitalizations, or illness that we use in our estimates, assumptions and models. Further, the speed at which these events are occurring increases the uncertainty of our estimates, assumptions and models. Any of these events could cause or contribute to the risks and uncertainties enumerated in Item 1A. Risk Factors included herein and could materially adversely affect our business, results of operations or financial condition.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition and our liquidity.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, real estate values, equity market values, market volatility, supply chain issues affecting investors, the performance of the economy in general, the policies adopted by the Federal Reserve as a result of the performance of the economy, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial. These factors include, but are not limited to, the following: (i) changes in interest rates and credit spreads, which can reduce the value of our investments; (ii) changes in patterns of relative liquidity in the capital markets for various asset classes; (iii) changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments; (iv) changes in the estimated timing of receipt of cash flows; and (v) changes in mortgage delinquency or recovery rates, declining real estate prices, challenges to the validity of foreclosures and the quality of service provided by service providers on securities in our portfolios. These risks are significantly greater with respect to below-investment grade securities and alternative investments, which comprised 5.4 percent and 2.5 percent of our total investments as of December 31, 2022. Our structured securities (as defined below), which comprised 29.6 percent of our available for sale fixed maturity investments at December 31, 2022, are generally subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

We use derivatives in an effort to hedge higher potential returns to our fixed indexed annuity policyholders based on the increase in the value of a particular index. For derivative positions we hold that are in-the-money, we are exposed to credit risk in the event of default of our counterparty.

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

The elimination of the London Inter-Bank Offered Rate ("LIBOR") may affect the value of certain investments.

It is anticipated that LIBOR will be discontinued no later than June 2023 and that one or more alternative rates will be used instead. As a result, we anticipate a potential valuation risk regarding certain investment securities. Additionally, the elimination of LIBOR or changes to other reference rates or any other changes or reforms to the determination or supervision of reference rates may adversely affect the amount of interest receivable on certain of our investments. These changes may also impact the market liquidity and market value of these investments. Any changes to LIBOR or any alternative rate, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have an adverse effect on the value of LIBOR-based securities, including those held in our investment portfolio. It may also adversely affect our liabilities as some of our liabilities reference LIBOR including our $250.0 million unsecured revolving credit agreement which matures on July 16, 2026 (the "Revolving Credit Agreement"). We are in the process of renegotiating the LIBOR terms in the Revolving Credit Agreement.

To the extent we hold LIBOR instruments, the terms of these instruments may have fallback provisions that provide for an alternative reference rate when LIBOR ceases to exist. For securities without adequate fallback provisions already in place, federal legislation governing such securities has been enacted to provide a safe harbor for transition to the recommended alternative reference rate.

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

We make and rely on numerous assumptions related to our business which are used to make decisions crucial to our operations. Differences between actual experience and the assumptions in our models could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows. In addition, there is a greater risk related to our modeling due to accounting changes, such as the new guidance related to targeted improvements to the accounting for long-duration insurance contracts which became effective on January 1, 2023.

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

Deferred acquisition costs represent incremental direct costs related to the successful acquisition of new or renewal insurance contracts. The present value of future profits represents the value assigned to the right to receive future cash flows from contracts existing at the Effective Date. The balances of these accounts are amortized over the expected lives of the underlying insurance contracts. On an ongoing basis, we test these accounts recorded on our balance sheet to determine if these amounts are recoverable under current assumptions. In addition, we regularly review the estimates and assumptions underlying these accounts for those products for which we amortize deferred acquisition costs or the present value of future profits in proportion to gross profits or gross margins. If facts and circumstances change, these tests and reviews could lead to reduction in the balance of those accounts, and the establishment of a premium deficiency reserve. Such results could have an adverse effect on the results of our operations and our financial condition. See "Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Critical Accounting Estimates, Present Value of Future Profits and Deferred Acquisition Costs."

Our operating results may suffer if policyholder surrender levels differ significantly from our assumptions.

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2022, approximately $4.5 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and redemptions could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and redemptions require faster amortization of either the acquisition costs or the commissions associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to others through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2022, our reinsurance receivables and ceded life insurance inforce totaled $4.2 billion and $2.8 billion, respectively. Our seven largest reinsurers (which are currently rated "A-" or higher by AM Best) accounted for 97 percent of our ceded life insurance inforce and 98 percent of our reinsurance receivables. Such reinsurance receivables also include long-term care and annuity blocks of business that have been ceded. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position. In addition, it is possible that reinsurance may not be available or affordable in the future, or may not be adequate to protect us against losses.

Liquidity Risk:

We have substantial indebtedness which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2022, we had an aggregate principal amount of indebtedness of $1,150.0 million (comprised of $500.0 million of 5.250% Senior Notes due 2025, $500.0 million of 5.250% Senior Notes due 2029 (collectively, the "Notes")) and $150.0 million of 5.125% Subordinated Debentures due 2060 (the "Debentures"). Our indebtedness will require approximately $60.8 million in cash to service in 2023 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2022). In addition, the Company has entered into the Revolving Credit Agreement. There were no amounts drawn under the Revolving Credit Agreement at December 31, 2022. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for more information.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 21.6 percent at December 31, 2022); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,493.9 million at December 31, 2022 compared to the minimum requirement of $2,694.4 million).

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

However, as each of the immediate insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO require the prior approval of the director or commissioner of the applicable state insurance department. In 2022, our insurance subsidiaries paid dividends of $143.6 million to CDOC. CNO expects to receive regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 340 percent at December 31, 2022.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company ("Colonial Penn") with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department.

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

As of December 31, 2022, we had $790.3 million of federal tax NOLs resulting in deferred tax assets of approximately $166.0 million (which expire in years 2023 through 2035). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2022, our analysis indicated that we were below the 50 percent ownership change threshold that could limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future 5 percent or more of CNO's outstanding common stock for their own account. CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could limit our ability to use our NOLs. See the note to the consolidated financial statements entitled "Income Taxes" for more information about the Section 382 Rights Agreement and the amendment to CNO's certificate of incorporation.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.29 percent at December 31, 2022), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant in the Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2022, we had net deferred tax assets of $1,157.5 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in an increase in the valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2022 reflects the current Federal corporate income tax rate of 21 percent. Changes in tax laws, including changes regarding the utilization of NOLs, could cause a writedown of our net deferred tax assets, which may have an adverse effect on our results of operations and financial condition.

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

Our insurance business is subject to extensive regulation and supervision in the jurisdictions in which we operate. See "Business of CNO - Governmental Regulation." Our insurance subsidiaries are subject to state insurance laws that establish supervisory agencies. The regulations issued by state insurance agencies can be complex and subject to differing interpretations. If a state insurance regulatory agency determines that one of our insurance subsidiaries is not in compliance with applicable regulations, the subsidiary is subject to various potential administrative remedies including, without limitation, monetary penalties, restrictions on the subsidiary's ability to do business in that state and a return of a portion of policyholder premiums. In addition, regulatory action or investigations could cause us to suffer significant reputational harm, which could have an adverse effect on our business, financial condition and results of operations.

Our insurance subsidiaries are required to comply with statutory accounting principles. Such statutory accounting principles (including principles that impact the calculation of RBC and our insurance liabilities) are subject to continued review by the NAIC in an effort to address emerging issues and improve financial reporting. Proposals being considered by the NAIC could negatively impact our insurance subsidiaries, if enacted.

Our insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2022 statutory annual statements of each of our insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

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

Our broker/dealer and investment advisor subsidiaries are subject to regulation and supervision by the SEC, FINRA and certain state regulatory bodies. The SEC, FINRA and other governmental agencies, as well as state securities commissions, may examine or investigate the activities of broker/dealers and investment advisors. These examinations or investigations often focus on the activities of the registered representatives and registered investment advisors doing business through such entities and the entities' supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company's financial condition or results of operations.

Furthermore, as described above under "Business of CNO-Governmental Regulation," the SEC has adopted new regulations relating to the standard of conduct applicable to broker/dealers when making certain recommendations involving securities to retail customers and requiring registered investment advisors and broker/dealers to provide new disclosures to retail investors. In addition, the NAIC and several states have proposed and/or enacted laws and regulations related to required disclosures and/or standards of conduct when providing advice to clients. These regulations and similar regulatory initiatives could have an impact on Company operations and the manner in which broker/dealers and investment advisors distribute the Company's products.

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

The Dodd-Frank Act of 2010 made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of implementation rules and regulations, including those pertaining to the use of derivatives. Certain of these regulations have imposed additional requirements that may affect both the Company and its derivatives counterparties, including in the areas of reporting, recordkeeping, the mandatory exchange execution and clearing of certain derivatives, position limits with respect to certain derivatives, regulatory initial margin and variation margin requirements, and limitations on the ability to close out certain derivative transactions with certain counterparties upon the bankruptcy of such counterparties. These and other regulations under the Dodd-Frank Act could pose limitations and burdens on the Company and its derivatives counterparties, which could result in increased costs to the Company in connection with its derivatives transactions. Uncertainty remains regarding potential adjustments to the Dodd-Frank Act and it is uncertain whether any such changes to the Dodd-Frank Act would result in a material effect on our business operations.

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

The guaranty fund laws of all states in which an insurance company does business require that company to pay assessments up to certain prescribed limits to fund policyholder losses or liabilities of other insurance companies that become insolvent. Insolvencies of insurance companies increase the possibility that assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. We cannot estimate the likelihood and amount of future assessments. Although past assessments have not been material, if there were a number of large insolvencies, future assessments could be material and could have a material adverse effect on our operating results and financial position.

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

We outsource certain information technology and policy administration operations to third-party service providers (both domestic and international). If we fail to maintain an effective outsourcing strategy or if third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. In addition, enhanced regulatory and other standards for the oversight of vendors and other service providers could result in higher costs and other potential exposures. In the event that one or more of our third-party service providers becomes unable to continue to provide services, we may suffer financial loss and other negative consequences.

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

The supplemental health insurance, annuity and individual life insurance markets are highly competitive. Competitors include other life and accident and health insurers, commercial banks, thrifts, mutual funds and broker/dealers.

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

Our consolidated financial statements are prepared in conformity with GAAP. From time to time, we are required to adopt new accounting standards issued by the Financial Accounting Standards Board (the "FASB"). The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition. In addition, the required adoption of new accounting standards may result in significant costs associated with the initial implementation and ongoing compliance. In August 2018, the FASB issued final guidance on targeted improvements to the accounting for long-duration insurance contracts. The guidance became effective on January 1, 2023. We expect the adoption of this standard will have a material impact on our consolidated financial statements and disclosures. We expect that the most significant impact on the January 1, 2021 transition date (the "Transition Date") will be the requirement to update the discount rate assumption used to determine the value of the liability for future policy benefits to the upper-medium grade fixed-income corporate instrument yield matched to the duration of our liabilities. We expect such requirement to result in a material decrease to accumulated other comprehensive income within our total shareholders' equity balance. After the Transition Date, we will be required to update the discount rate each reporting period with changes recorded in accumulated other comprehensive income and we expect that this change could, from time to time, have a material impact on accumulated other comprehensive income. We also expect the adoption of this standard to change the pattern of future profit emergence following the Transition Date.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our headquarters and certain administrative operations of our subsidiaries and Worksite Division are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently have four buildings on the campus with approximately 420,000 square feet of space, although not all of such space is currently being used for our operations.

Our Consumer Division is primarily administered from downtown Chicago, Illinois. We currently occupy approximately 135,000 square feet of office space under a lease agreement which expires in 2023. We have signed a ten year lease agreement for approximately 33,000 square feet (reflecting, in part, our highly successful hybrid working arrangements) and will be moving to another building in downtown Chicago in 2023. We also lease 235 sales offices in various states totaling approximately 800,000 square feet. These leases are generally short-term in length, with remaining lease terms expiring between 2023 and 2028.

Our direct to consumer products are primarily administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet. We occupy approximately 45 percent of this space, with unused space leased to tenants.

Our Optavise business has three locations: Orlando, Florida; Milwaukee, Wisconsin; and Birmingham, Alabama. In Orlando, we exercised an early lease termination and moved to a smaller location in January 2023 where we lease approximately 22,000 square feet. Our Milwaukee operations relocated to a new 7,000 square foot leased office in August 2022. Our Birmingham operation is in a 7,400 square foot leased office with terms through 2026.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3. is incorporated by reference to the discussion under the heading "Legal Proceedings" in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings" included in Item 8. of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO, Principal
Name and Age (a)	Since	Occupation and Business Experience (b)
Gary C. Bhojwani, 55	2016	Since January 2018, chief executive officer. From April 2016 to December 2017, president of CNO. From April 2015 until joining CNO, chief executive officer of GCB, LLC, an insurance and financial services consulting company that he founded. Mr. Bhojwani was a member of the board of management of Allianz SE and Chairman of Allianz of America, Allianz Life Insurance Company, and Fireman’s Fund Insurance Company from 2012 to 2015. From 2007 to 2012, he served as chief executive officer of Allianz Life Insurance Company of North America and was president of Commercial Business, Fireman's Fund Insurance Company from 2004 to 2007.
Michael B. Byers, 61	2021	Since February 2021, co-president, Worksite Division and since August 2021, president, Worksite Division. Prior to joining CNO, Byers was chairman and chief executive officer of DirectPath from 2018 to February 2021 and executive chairman from 2015 to 2018.
Karen J. DeToro, 51	2019	Since September 2019, chief actuary of CNO and from June 2020 to June 2022, chief risk officer of CNO. From 2013 to 2019 held executive leadership positions at New York Life. From 2011 to 2013, principal at Deloitte Consulting.
Yvonne K. Franzese, 64	2017	Since November 2017, chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resource positions at Allianz, including the chief human resources role for Allianz of North America.
Scott L. Goldberg, 52	2004	Since January 2020, president, Consumer Division. From September 2013 to January 2020, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Eric R. Johnson, 62	1997	Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.
John R. Kline, 65	1990	Since July 2002, chief accounting officer. Mr. Kline has served in various accounting and finance capacities with CNO since 1990.
Jeanne L. Linnenbringer, 60	2015	Since January 2023, chief operations officer. From August 2017 to December 2022, senior vice president of operations. From June 2015 to August 2017, various leadership positions including senior vice president of consumer operations and vice president of customer service. Prior to joining CNO, Linnenbringer held various positions at Genworth Financial from 2000 to 2015.
Paul H. McDonough, 58	2019	Since March 2019, chief financial officer of CNO. From 2005 to 2017, executive vice president and chief financial officer of OneBeacon Insurance Group.
Michael E. Mead, 56	2018	Since January 2023, chief information officer. From November 2018 to December 2022, senior vice president and chief information officer. Prior to joining CNO, Mead held various positions at AIG Technologies from 1996 to 2018, including senior vice president and transformation executive.
Rocco F. Tarasi, 51	2017	Since March 2019, chief marketing officer. From 2017 to March 2019, vice president of finance and operations for Bankers Life. Prior to joining CNO, he held various positions from October 2011 until September 2016, including interim chief financial officer beginning in August 2015 and chief financial officer beginning in January 2016, with ITT Financial Services, Inc., which filed for Chapter 7 Bankruptcy in September 2016.
Matthew J. Zimpfer, 55	1998	Since June 2008, general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
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

As of February 8, 2023, there were approximately 42,900 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2017 through December 31, 2022 with the cumulative total return of the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2017 in each of CNO common stock, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CNO Financial Group, Inc., the S&P Life & Health Insurance Index,
and the S&P MidCap 400 Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
12/17
12/18
12/19
12/20
12/21
12/22
CNO Financial Group, Inc.
S&P Life & Health Insurance
S&P MidCap 400

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.

	12/17	12/18	12/19	12/20	12/21	12/22
CNO Financial Group, Inc.	$100.00	$61.48	$76.90	$96.89	$106.10	$104.41
S&P Life & Health Insurance Index	100.00	79.23	97.60	88.35	120.76	133.25
S&P MidCap 400 Index	100.00	88.92	112.21	127.54	159.12	138.34

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2022)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	399	$19.32	—	$196.9
November 1 through November 30	207,813	22.52	207,496	192.3
December 1 through December 31	238,298	22.51	236,669	186.9
Total	446,510	22.51	444,165	186.9
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2021 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding securities.
EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2022, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,735,760	$19.45	5,583,352
Equity compensation plans not approved by security holders	—	—	—
Total	2,735,760	$19.45	5,583,352

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA.

Reserved.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2022, 2021 and 2020 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

OVERVIEW

We are a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products.  We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets.  We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

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

We market our products through the Consumer and Worksite Divisions that reflect the customers served by the Company.

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

and (v) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from Company-owned life insurance ("COLI") and alternative investment income not allocated to product lines), net of interest expense on corporate debt. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our on-line benefit administration firm), Optavise (a national provider of year-round technology-driven employee benefits management services) and the operations of our broker/dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three years ending December 31, 2022 (dollars in millions, except per share data):

	2022	2021	2020
Insurance product margin
Annuity margin	$161.1	$270.3	$296.7
Health margin	477.3	493.0	459.8
Life margin	172.9	150.4	165.0
Total insurance product margin	811.3	913.7	921.5
Allocated expenses	(596.6)	(566.5)	(557.7)
Income from insurance products	214.7	347.2	363.8
Fee income	23.7	19.4	16.7
Investment income not allocated to product lines	159.5	184.5	167.1
Expenses not allocated to product lines	(40.8)	(80.5)	(83.8)
Operating earnings before taxes	357.1	470.6	463.8
Income tax expense on operating income	(83.2)	(105.0)	(101.5)
Net operating income (a)	273.9	365.6	362.3
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	(58.8)	34.8	(31.1)
Net change in market value of investments recognized in earnings	(73.2)	(17.4)	(2.7)
Fair value changes related to agent deferred compensation plan	48.9	8.9	(16.3)
Fair value changes in embedded derivative liabilities (net of related amortization)	247.2	67.2	(79.1)
Other	(3.9)	3.6	9.7
Net non-operating income (loss) before taxes	160.2	97.1	(119.5)
Income tax expense (benefit):
On non-operating income (loss)	37.3	21.7	(25.0)
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)
Net non-operating income (loss)	122.9	75.4	(60.5)
Net income	$396.8	$441.0	$301.8

Per diluted share:
Net operating income	$2.33	$2.79	$2.53
Net non-operating income (loss)	1.04	.57	(.42)
Net income	$3.37	$3.36	$2.11

____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains (losses) from sales, impairments and change in allowance for credit losses, net of related amortization and taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) fair value changes due to fluctuations in the interest rates used to discount embedded derivative liabilities related to our fixed indexed annuities, net of related amortization and taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) changes in the valuation allowance for deferred tax assets and other tax items; and (vi) other non-operating items consisting primarily of earnings attributable to VIEs ("net operating income", a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor’s understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be apparent. However, net operating income is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities, as measures of liquidity, or as an alternative to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Net operating income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. Also, as we adopt the new accounting standard related to targeted improvements to the accounting for long-duration insurance contracts effective January 1, 2023, we will be updating our method of determining non-operating earnings for our fixed indexed annuities to better identify the volatile non-economic impacts of that line of business. This should result in fixed indexed annuity margins which more closely reflect the true economics of the business.

CRITICAL ACCOUNTING ESTIMATES

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

The accounting policies and estimates described herein relate to the accounting standards in effect through December 31, 2022. The new guidance related to targeted improvements to the accounting for long-duration insurance contracts became effective on January 1, 2023, and will significantly change how we account for long-duration insurance contracts, including updating assumptions used to measure the liabilities for traditional life and limited-payment insurance contracts, accounting for market-risk benefits and changing the manner in which the balances related to the present value of future profits and deferred acquisition costs are amortized. Refer to the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Recently Issued Accounting Standards - Pending Accounting Standards" for additional information on these changes.

Investment Valuation

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives related to fixed indexed annuity products. We carry our COLI, which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products and funding agreements, investment borrowings, notes payable and borrowings related to VIEs.

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

The following summarizes investments on our consolidated balance sheet carried at fair value by pricing source and fair value hierarchy level as of December 31, 2022 (dollars in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Priced by third-party pricing services	$59.6	$21,310.3	$—	$21,369.9
Priced by independent broker quotations	—	112.0	233.3	345.3
Priced by matrices	—	.8	—	.8
Priced by other methods (a)	—	13.1	120.1	133.2
Total	$59.6	$21,436.2	$353.4	$21,849.2

Percent of total	.3%	98.1%	1.6%	100.0%
_______________
(a) Represents primarily securities benchmarked to comparable securities to determine fair value.

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

For more information on our investment portfolio and our critical accounting estimates related to investments, see the note to our consolidated financial statements entitled "Investments".

Present Value of Future Profits and Deferred Acquisition Costs

In conjunction with the implementation of fresh start accounting, we eliminated the historical balances of our Predecessor's deferred acquisition costs and the present value of future profits and replaced them with the present value of future profits as calculated on the Effective Date.

The value assigned to the right to receive future cash flows from contracts existing at the Effective Date is referred to as the present value of future profits. The balance of this account is amortized, evaluated for recovery, and adjusted for the impact of unrealized gains (losses) in the same manner as the deferred acquisition costs described below. We expect to amortize the balance of the present value of future profits as of December 31, 2022 as follows: 11 percent in 2023, 11 percent in 2024, 9 percent in 2025, 8 percent in 2026 and 7 percent in 2027.

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

When we realize a gain or loss on investments backing our interest-sensitive life or annuity products, we adjust the amortization of insurance acquisition costs to reflect the change in estimated gross profits from the products due to the gain or loss realized and the effect on future investment yields. We increased (decreased) amortization expense for such changes by $(3.4) million, $1.7 million and $(2.4) million during the years ended December 31, 2022, 2021 and 2020, respectively. We also adjust insurance acquisition costs for the change in amortization that would have been recorded if fixed maturity securities, available for sale, had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. Such adjustments are commonly referred to as "shadow adjustments" and may include adjustments to: (i) deferred acquisition costs; (ii) the present value of future profits; (iii) loss recognition reserves; and (iv) income taxes. We include the impact of this adjustment in accumulated other comprehensive income (loss) within shareholders' equity. The total pre-tax impact of such adjustments on accumulated other comprehensive income (loss) was a decrease of $339.9 million at December 31, 2022. The total pre-tax impact of such adjustments on accumulated other comprehensive income at December 31, 2021 was a decrease of $454.0 million (including $165.0 million for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from our sales of such assets were invested at then current yields).

At December 31, 2022, the balance of insurance acquisition costs was $2.1 billion. The recoverability of this amount is dependent on the future profitability of the related business. Each year, we evaluate the recoverability of the unamortized balance of insurance acquisition costs. These evaluations are performed to determine whether estimates of the present value of future cash flows, in combination with the related liability for insurance products, will support the unamortized balance. These future cash flows are based on our best estimate of future premium income, less benefits and expenses. The present value of these cash flows, plus the related balance of liabilities for insurance products, is then compared with the unamortized balance of insurance acquisition costs. In the event of a deficiency, such amount would be charged to amortization expense. If the deficiency exceeds the balance of insurance acquisition costs, a premium deficiency reserve is established for the excess. The determination of future cash flows involves significant judgment. Revisions to the assumptions which determine such cash flows could have a significant adverse effect on our results of operations and financial position.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Interest-sensitive life products:
5% increase to assumed mortality	$(11)
5% decrease to assumed mortality	11
15% increase to assumed expenses	(4)
15% decrease to assumed expenses	4
10 basis point decrease to assumed spread (a)	(4)
10 basis point increase to assumed spread (a)	4
20% increase to assumed lapses	(2)
20% decrease to assumed lapses	2
Fixed indexed and fixed interest annuity products:
20% increase to assumed surrenders	(1)
20% decrease to assumed surrenders	1
15% increase to assumed expenses	(1)
15% decrease to assumed expenses	1
10 basis point decrease to assumed spread (a)	(12)
10 basis point increase to assumed spread (a)	12
Other than interest-sensitive life and annuity products (b):
Level new money rates for investment earnings rate	5
__________________
(a)Spread reduction calculated by lowering earned rates 10 basis points while keeping credited rates unchanged.
(b)We have excluded the effect of reasonably likely changes in lapse, surrender and expense assumptions for policies other than interest-sensitive life and annuity products.

The following hypothetical scenarios illustrate the sensitivity of changes in interest rates to our products based on our 2022 comprehensive actuarial review (including the impacts of the changes on insurance acquisition costs, premium deficiency reserves and the valuation of the embedded derivatives related to our fixed indexed products):

•The first hypothetical scenario assumes immediate and permanent reductions to current interest rate spreads on interest-sensitive products. We estimate that a pre-tax charge of approximately $29 million would occur if we increased credited rates related to our interest-sensitive life and annuity products immediately and permanently by 10 basis points (or an equivalent increase to the amount allocated to the cost of options for our fixed indexed annuity products) with no change to assumed earned rates.

•The second scenario assumes that new money rates decrease to an overall average of 3.00 percent immediately and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would result in a pre-tax charge of $6 million on our life contingent payout annuity block and reduce future margins on non-interest sensitive products by approximately $338 million.

•The third scenario assumes that new money rates decrease to an overall average of 2.00 percent immediately and remain at that level indefinitely on non-interest sensitive products. We estimate that this scenario would result in a pre-tax charge of approximately $17 million on our life contingent payout annuity block and reduce the future margins on non-interest sensitive products by approximately $591 million.

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

The following summarizes the persistency of our major blocks of insurance business summarized by line of business:

	Years ended December 31,
	2022	2021	2020
Annuity:
Fixed indexed annuities (1)	83.9%	84.8%	85.1%
Fixed interest annuities (1)	90.9%	90.9%	91.5%
Other annuities (2)	95.7%	96.8%	94.1%
Health:
Supplemental health (3)	88.2%	88.8%	88.7%
Medicare supplement (3)	82.1%	82.6%	83.4%
Long-term care (3)	91.0%	87.7%	91.5%
Life:
Traditional life (3)	84.0%	84.8%	85.7%
Interest-sensitive life (3)	88.8%	88.7%	88.7%
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

The following summarizes the components of the reserves related to our long-term care business:

	2022	2021
	(Dollars in millions)
Amounts classified as future policy benefits:
Active life reserves	$3,932.1	$3,915.3
Reserves for the present value of amounts not yet due on claims	1,360.3	1,320.8
Amounts classified as liability for policy and contract claims:
Liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims	154.4	158.4
Total	5,446.8	5,394.5
Reinsurance receivables	2,769.8	2,766.7
Long-term care reserves, net of reinsurance receivables	$2,677.0	$2,627.8

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

The significant assumptions used to calculate the liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims are based on historical claim payment patterns and include assumptions related to the number of claims and the size and timing of claim payments. These assumptions are updated quarterly to reflect the most current information regarding claim payment patterns. In order to determine the accuracy of our prior estimates, we calculate the total redundancy (deficiency) of our prior claim reserve estimates. The 2021 claim reserve redundancy for long-term care claim reserves, as measured at December 31, 2022, was approximately $61 million.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2022, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $1,157.5 million will be realized through future taxable earnings.

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
We have $0.8 billion of federal NOLs as of December 31, 2022, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$203.7
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$790.3

Our life NOLs were fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
Liabilities for Insurance Products

At December 31, 2022, the total balance of our liabilities for insurance products was $27.4 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels. Differences between our expectations when we sold these products and our actual experience could result in future losses.

We calculate and maintain reserves for the future payment of claims to our policyholders based on actuarial assumptions. For our insurance products, we establish an active life reserve, a liability for due and unpaid claims, claims in the course of settlement and incurred but not reported claims. In addition, for our health insurance business, we establish a reserve for the present value of amounts not yet due on claims. Many factors can affect these reserves and liabilities, such as economic and social conditions, inflation, hospital and pharmaceutical costs, changes in doctrines of legal liability and extra-contractual damage awards. We establish liabilities for annuity and interest-sensitive life products and funding agreements equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period. In addition, policyholder account values for certain interest-sensitive life products are impacted by our assumptions related to changes of certain NGEs that we are allowed to make under the terms of the policy, such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. The options attributed to the policyholder related to our fixed indexed annuity products are accounted for as embedded derivatives. Therefore, our reserves and liabilities are necessarily based on numerous estimates and assumptions as well as historical experience. Establishing reserves is an uncertain process, and it is possible that actual claims will materially exceed our reserves and have a material adverse effect on our results of operations and financial condition. Our financial results depend significantly upon the extent to which our actual claims experience is consistent with the assumptions we used in determining our reserves and pricing our products. If our assumptions with respect to future claims are incorrect, and our reserves are insufficient to cover our actual losses and expenses, we would be required to increase our liabilities, which would negatively affect our operating results.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2022	2021	2020
Insurance product margin
Annuity:
Insurance policy income	$23.1	$19.6	$18.8
Net investment income	466.8	462.4	465.1
Insurance policy benefits	(124.3)	14.5	93.7
Interest credited	(178.1)	(149.1)	(170.6)
Amortization and non-deferred commissions	(26.4)	(77.1)	(110.3)
Annuity margin	161.1	270.3	296.7
Health:
Insurance policy income	1,617.3	1,661.5	1,699.5
Net investment income	287.6	287.7	282.3
Insurance policy benefits	(1,241.0)	(1,266.3)	(1,329.7)
Amortization and non-deferred commissions	(186.6)	(189.9)	(192.3)
Health margin	477.3	493.0	459.8
Life:
Insurance policy income	859.4	842.3	793.0
Net investment income	146.2	144.7	139.6
Insurance policy benefits	(585.2)	(613.5)	(570.0)
Interest credited	(47.4)	(44.4)	(44.5)
Amortization and non-deferred commissions	(105.8)	(88.9)	(87.1)
Advertising expense	(94.3)	(89.8)	(66.0)
Life margin	172.9	150.4	165.0
Total insurance product margin	811.3	913.7	921.5
Allocated expenses:
Branch office expenses	(62.3)	(62.5)	(65.0)
Other allocated expenses	(534.3)	(504.0)	(492.7)
Income from insurance products	214.7	347.2	363.8
Fee income	23.7	19.4	16.7
Investment income not allocated to product lines	159.5	184.5	167.1
Expenses not allocated to product lines	(40.8)	(80.5)	(83.8)
Operating earnings before taxes	357.1	470.6	463.8
Income tax expense on operating income	(83.2)	(105.0)	(101.5)
Net operating income	$273.9	$365.6	$362.3

General: CNO is the top tier holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. We view our operations by segments, which consist of insurance product lines. These products are distributed by our two divisions. The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually.

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

Investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt.

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

In the fourth quarter of 2022, we performed our annual comprehensive review of actuarial assumptions, including, but not limited to, mortality rates, surrender rates, earned rates, credited rates and expenses. This review resulted in a favorable impact to the fixed indexed annuity and fixed interest annuity margins of $.4 million and $.7 million, respectively, and an unfavorable impact to the interest-sensitive life margin of $2.7 million. The primary impact on the fixed indexed annuity margin related to higher earned rates and future option costs. Such future option costs represent the estimated cost we will incur to purchase a series of options that back the index credited to the policyholder. When the earned rates increase, the future option costs also increase.

For 2021, we performed our annual comprehensive review of actuarial assumptions in the fourth quarter of 2021, including, but not limited to, mortality rates, policyholder behavior assumptions, earned rates, credited rates and expenses. This review resulted in a favorable impact to the fixed indexed annuity and fixed interest annuity margins of $25.1 million and $1.8 million, respectively, and an unfavorable impact to the interest-sensitive life margin of $1.0 million. The primary impact on the fixed indexed annuity margin related to lower earned rates and future option costs. Such future option costs represent the estimated cost we will incur to purchase a series of options that back the index credited to the policyholder. When the earned rates decrease, we are permitted (subject to policy minimums) to decrease this benefit, lowering the option costs.

In the second quarter of 2020, our expectation regarding future new money interest rates changed and we performed an actuarial unlocking exercise to reflect our assumption that average new money rates would remain flat at 4 percent for the long-term. This change and the related impacts to persistency assumptions had a $45.6 million unfavorable impact on pre-tax earnings. As part of the actuarial unlocking exercise, we also changed our assumptions related to the future option costs we incur in providing benefits on fixed indexed annuities which had a favorable impact on pre-tax earnings of $91.5 million. These future option costs represent the estimated cost we will incur to purchase a series of annual forward options over the duration of the policy that back the potential return based on a percentage of the amount of increase in the value of the appropriate index. When interest rates decrease, we are permitted (subject to policy minimums) to decrease this benefit, lowering the option costs. The magnitude of the offsetting impacts of the change in new money rate and the change in future option costs had significantly different impacts on our results in 2020. These results are consistent with the different accounting requirements for insurance intangibles and the embedded derivatives related to the future option budgets for our fixed indexed annuity products.

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

The following tables summarize the impacts of our unlocking exercises in 2022, 2021 and 2020 (dollars in millions):

	Insurance	Amortization
	policy	of insurance
Line of business	benefits	intangibles	Total

2022
Fixed indexed annuities	(32.8)	33.2	.4
Fixed interest annuities	—	.7	.7
Interest-sensitive life	(1.4)	(1.3)	(2.7)
Favorable (unfavorable) impact on pre-tax operating income	$(34.2)	$32.6	$(1.6)
2021
Fixed indexed annuities	$40.7	$(15.6)	$25.1
Fixed interest annuities	—	1.8	1.8
Interest-sensitive life	(.9)	(.1)	(1.0)
Favorable (unfavorable) impact on pre-tax operating income	$39.8	$(13.9)	$25.9
2020
Fixed indexed annuities:
Second quarter unlocking:
Impact of change in new money rate assumptions	$(5.0)	$(25.6)	$(30.6)
Impact of change in future option costs	104.8	(13.3)	91.5
Total second quarter unlocking impacts	99.8	(38.9)	60.9
Fourth quarter annual unlocking impacts	24.5	(7.7)	16.8
Total unlocking impacts for fixed indexed annuities	124.3	(46.6)	77.7
Fixed interest annuities:
Second quarter unlocking:
Impact of change in new money rate assumptions	—	(9.4)	(9.4)
Fourth quarter annual unlocking impacts	—	(.7)	(.7)
Total unlocking impacts for fixed interest annuities	—	(10.1)	(10.1)
Interest-sensitive life:
Second quarter unlocking:
Impact of change in new money rate assumptions	(7.4)	1.8	(5.6)
Fourth quarter annual unlocking impacts	(1.8)	(2.5)	(4.3)
Total unlocking impacts for interest-sensitive life	(9.2)	(.7)	(9.9)
Favorable (unfavorable) impact on pre-tax operating income	$115.1	$(57.4)	$57.7

Impact of COVID-19 on Insurance Product Margin: Insurance product margin has been significantly impacted by the COVID-19 pandemic. Our life margin reflected adverse mortality as a result of increased deaths related to COVID-19 of approximately $21 million, $53 million and $38 million in 2022, 2021 and 2020, respectively. Our health margins compare favorably to the margins experienced prior to the COVID-19 pandemic. We estimate the favorable impacts on our health margins due to COVID-19 to be approximately $102 million, $130 million and $97 million in 2022, 2021 and 2020, respectively. Our annuity margin reflected a favorable (unfavorable) net COVID-19 impact of approximately $1 million, $5 million and $(4) million in 2022, 2021 and 2020, respectively, primarily due to persistency impacts indirectly related to the pandemic.

Summary of Operating Results: Net operating income was $273.9 million in 2022, compared to $365.6 million in 2021 and $362.3 million in 2020.

Insurance product margin in 2022, 2021 and 2020 was significantly impacted by: (i) changes in our actuarial assumptions as further described above under the caption "Changes in Actuarial Assumptions"; and (ii) pandemic-related impacts including lower health claims, net of higher mortality claims, as further described above under the caption "Impact of COVID-19 on Insurance Product Margin". In addition, the margin from fixed indexed annuities in 2022 and 2021 was favorably (unfavorably) impacted by $(62) million and $4 million, respectively, due to market conditions (primarily higher interest rates and lower equity markets) in 2022 as compared to 2021.

Expenses allocated to insurance products were $596.6 million, $566.5 million and $557.7 million in 2022, 2021 and 2020, respectively. Such higher expenses in 2022, as compared to 2021, primarily reflect our continued investment in growth initiatives. Allocated expenses in 2021, as compared to 2020, included higher variable expenses related to sales production. Certain costs in 2020 were allocated to a transition services agreement with a third party that was completed in the third quarter of 2020, favorably impacting allocated expenses in 2020.

The fee income segment is summarized below (dollars in millions):

	2022	2021	2020
Fee revenue	$169.3	$147.6	$106.0
Operating costs and expenses	(145.6)	(128.2)	(89.3)
Net fee income	$23.7	$19.4	$16.7

The increase in fee revenue in 2022 is primarily due to the growth related to the sales of third party products in recent periods and changes to our revenue recognition assumptions reflecting favorable policy persistency. Such revenue in 2022 was partially offset by higher expenses related to our businesses that provide benefits administration and employee benefits management services. Net fee income in 2021 reflects additional expenses due to the activity of Optavise and additional expenses related to selling third-party Medicare Advantage policies.

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

Expenses not allocated to product lines includes certain significant items listed in the table below. Expenses not allocated to product lines as adjusted for such significant items are summarized below (dollars in millions):

	2022	2021	2020
Expenses not allocated to product lines	$40.8	$80.5	$83.8
Experience refund related to a reinsurance agreement (a)	22.5	—	—
Net expenses related to significant legal and regulatory matters	—	(12.8)	(23.5)
Charge related to asset impairments	—	—	(3.7)
Transaction expenses related to acquisition of DirectPath	—	(2.5)	—
Adjusted total	$63.3	$65.2	$56.6
_______________
(a)    Under the terms of the reinsurance agreement to cede a substantial portion of our legacy long-term care block, we are entitled to receive an experience refund of up to $22.5 million if certain rate increases are approved and implemented. As of June 30, 2022, all requirements to earn the maximum experience refund had been met and the refund had been recognized. Pursuant to the terms of the coinsurance agreement, the refund is payable in the second half of 2023.

Margin from Annuity Products (dollars in millions):

	2022	2021	2020
Annuity margin:
Fixed indexed annuities
Insurance policy income	$14.5	$12.8	$11.3
Net investment income	360.7	343.9	332.1
Insurance policy benefits	(106.2)	33.7	108.8
Interest credited	(130.1)	(95.7)	(110.1)
Amortization and non-deferred commissions	(20.3)	(71.3)	(91.3)
Margin from fixed indexed annuities	$118.6	$223.4	$250.8
Average net insurance liabilities	$8,480.5	$7,771.8	$7,123.4
Margin/average net insurance liabilities	1.40%	2.87%	3.52%
Fixed interest annuities
Insurance policy income	$.8	$.8	$.9
Net investment income	83.0	93.6	105.6
Insurance policy benefits	(1.0)	(1.1)	(.6)
Interest credited	(45.7)	(50.9)	(57.4)
Amortization and non-deferred commissions	(5.7)	(5.4)	(18.7)
Margin from fixed interest annuities	$31.4	$37.0	$29.8
Average net insurance liabilities	$1,701.8	$1,880.1	$2,069.1
Margin/average net insurance liabilities	1.85%	1.97%	1.44%
Other annuities
Insurance policy income	$7.8	$6.0	$6.6
Net investment income	23.1	24.9	27.4
Insurance policy benefits	(17.1)	(18.1)	(14.5)
Interest credited	(2.3)	(2.5)	(3.1)
Amortization and non-deferred commissions	(.4)	(.4)	(.3)
Margin from other annuities	$11.1	$9.9	$16.1
Average net insurance liabilities	$479.3	$504.1	$531.7
Margin/average net insurance liabilities	2.32%	1.96%	3.03%
Total annuity margin	$161.1	$270.3	$296.7
Average net insurance liabilities	$10,661.6	$10,156.0	$9,724.2
Margin/average net insurance liabilities	1.51%	2.66%	3.05%

Margin from fixed indexed annuities was $118.6 million in 2022, compared to $223.4 million in 2021 and $250.8 million in 2020. The margin excluding the favorable impacts of the actuarial assumption changes previously discussed was $118.2 million, $198.3 million and $173.1 million in 2022, 2021 and 2020, respectively. The margin from fixed indexed annuities in 2022 and 2021 was favorably (unfavorably) impacted by $(62) million and $4 million, respectively, due to market conditions (primarily higher interest rates and lower equity markets) in 2022 as compared to 2021. Average net insurance liabilities (total insurance liabilities less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $8,480.5 million, $7,771.8 million and $7,123.4 million in 2022, 2021 and 2020, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated, however, the earned yield was 4.25 percent in 2022, down from 4.42 percent in 2021 and 4.66 percent in 2020, reflecting lower portfolio yields, as higher yielding investments mature. We believe the margin on fixed indexed annuities was favorably (unfavorably) impacted by approximately $(1) million, $6 million and $(3) million in 2022, 2021 and 2020, respectively, primarily due to persistency impacts indirectly related to the pandemic.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(181.3) million, $195.5 million and $32.3 million in 2022, 2021 and 2020, respectively.

Margin from fixed interest annuities was $31.4 million in 2022, compared to $37.0 million in 2021 and $29.8 million in 2020. The margin in 2022, 2021 and 2020 reflects the favorable (unfavorable) impact of the actuarial assumption changes previously discussed totaling $.7 million, $1.8 million and $(10.1) million, respectively. Excluding such favorable (unfavorable) impacts, the margin from fixed interest annuities was $30.7 million, $35.2 million and $39.9 million in 2022, 2021 and 2020, respectively. The decrease in margins primarily relates to the reduction in the size of the block and lower yields on investments. Average net insurance liabilities were $1,701.8 million, $1,880.1 million and $2,069.1 million in 2022, 2021 and 2020, respectively, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated. The earned yield was 4.88 percent in 2022, down from 4.98 percent in 2021 and 5.10 percent in 2020, reflecting lower portfolio yields, as higher yielding investments mature.

Margin from other annuities was $11.1 million in 2022, compared to $9.9 million in 2021 and $16.1 million in 2020. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Unusually high mortality in 2020 (unrelated to COVID-19) resulted in higher earnings. We believe the margin from other annuities reflected favorable (unfavorable) COVID-19 impacts of approximately $2 million, $(1) million and $(1) million in 2022, 2021 and 2020, respectively.

Margin from Health Products (dollars in millions):

	2022	2021	2020
Health margin:
Supplemental health
Insurance policy income	$694.3	$683.8	$679.4
Net investment income	151.6	146.6	140.9
Insurance policy benefits	(491.3)	(509.7)	(520.9)
Amortization and non-deferred commissions	(121.0)	(117.9)	(112.7)
Margin from supplemental health	$233.6	$202.8	$186.7
Margin/insurance policy income	34%	30%	27%
Medicare supplement
Insurance policy income	$657.8	$714.1	$754.7
Net investment income	5.3	5.1	4.9
Insurance policy benefits	(460.1)	(493.5)	(505.0)
Amortization and non-deferred commissions	(57.2)	(61.7)	(66.3)
Margin from Medicare supplement	$145.8	$164.0	$188.3
Margin/insurance policy income	22%	23%	25%
Long-term care
Insurance policy income	$265.2	$263.6	$265.4
Net investment income	130.7	136.0	136.5
Insurance policy benefits	(289.6)	(263.1)	(303.8)
Amortization and non-deferred commissions	(8.4)	(10.3)	(13.3)
Margin from long-term care	$97.9	$126.2	$84.8
Margin/insurance policy income	37%	48%	32%
Total health margin	$477.3	$493.0	$459.8
Margin/insurance policy income	30%	30%	27%

Margin from supplemental health business was $233.6 million in 2022, compared to $202.8 million in 2021 and $186.7 million in 2020. The margin as a percentage of insurance policy income was 34% in 2022, compared to 30% in 2021 and 27% in 2020. The supplemental health margin continues to compare favorably to the margins experienced prior to the COVID-19 pandemic. We estimate the favorable impacts due to COVID-19 on the supplemental health margin in 2022, 2021 and 2020 were approximately $43 million, $26 million and $11 million, respectively, relative to our expectations and previous experience prior to COVID-19. Claim experience will fluctuate from period to period and there is no assurance that such favorable impacts will continue. The supplemental health margin was also favorably impacted by $3 million in 2022 due to a refinement to our claim reserve loss adjustment expense assumption as a result of a recently completed loss adjustment expense study. The favorable claims experience in 2020 was partially offset by higher persistency resulting in a lower release of reserves. Such higher persistency primarily resulted from regulatory mandates and the Company's policy which delayed the lapsation of policies due to the non-payment of premiums during the early months of the COVID-19 pandemic.

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

Margin from Medicare supplement business was $145.8 million in 2022, compared to $164.0 million in 2021 and $188.3 million in 2020. The margins on the Medicare supplement business continued to compare favorably to the margins experienced prior to the COVID-19 pandemic. We estimate that the favorable impacts due to COVID-19 (based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19) on the Medicare supplement margin were approximately $15 million, $32 million and $50 million in 2022, 2021 and 2020, respectively. Claim experience will fluctuate from period to period and there is no assurance that such favorable impacts will continue. Insurance policy income was $657.8 million in 2022, compared to $714.1 million in 2021 and $754.7 million in 2020, reflecting lower sales in recent periods partially offset by premium rate increases. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.

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

Margin from Long-term care products was $97.9 million in 2022, compared to $126.2 million in 2021 and $84.8 million in 2020. The margin as a percentage of insurance policy income was 37% in 2022, compared to 48% in 2021 and 32% in 2020. The margins in 2022, 2021 and 2020 continued to compare favorably to the margins experienced prior to the COVID-19 pandemic. In addition, an increase in policyholder deaths attributable to the pandemic has resulted in higher than expected reserve releases. We estimate the favorable impacts due to COVID-19 (based on actual claims incurred and persistency relative to our expectations and previous experience prior to COVID-19) on the long-term care margin were approximately $44 million, $72 million and $36 million in 2022, 2021 and 2020, respectively. Claim experience will fluctuate from period to period and there is no assurance that such favorable impacts will continue. In addition, the margin has been impacted by the more profitable business currently being sold and the run-off of less profitable older long-term care business.

Margin from Life Products (dollars in millions):

	2022	2021	2020
Life margin:
Interest-sensitive life
Insurance policy income	$174.6	$167.1	$158.8
Net investment income	51.9	50.2	47.4
Insurance policy benefits	(75.2)	(82.6)	(76.1)
Interest credited	(46.7)	(43.7)	(43.8)
Amortization and non-deferred commissions	(30.9)	(25.3)	(28.2)
Margin from interest-sensitive life	$73.7	$65.7	$58.1
Average net insurance liabilities	$1,023.1	$976.4	$920.0
Interest margin	$5.2	$6.5	$3.6
Interest margin/average net insurance liabilities	.51%	.67%	.39%
Underwriting margin	$68.5	$59.2	$54.5
Underwriting margin/insurance policy income	39%	35%	34%
Traditional life
Insurance policy income	$684.8	$675.2	$634.2
Net investment income	94.3	94.5	92.2
Insurance policy benefits	(510.0)	(530.9)	(493.9)
Interest credited	(.7)	(.7)	(.7)
Amortization and non-deferred commissions	(74.9)	(63.6)	(58.9)
Advertising expense	(94.3)	(89.8)	(66.0)
Margin from traditional life	$99.2	$84.7	$106.9
Margin/insurance policy income	14%	13%	17%
Margin excluding advertising expense/insurance policy income	28%	26%	27%
Total life margin	$172.9	$150.4	$165.0

Margin from interest-sensitive life business was $73.7 million in 2022, compared to $65.7 million in 2021 and $58.1 million in 2020. The margin in 2022, 2021 and 2020 reflects the unfavorable impact of the actuarial assumption changes previously discussed totaling $2.7 million, $1.0 million and $9.9 million, respectively. Excluding such unfavorable impacts, the margin from interest-sensitive life business was $76.4 million, $66.7 million and $68.0 million, respectively. The change in margins reflects the mortality we experienced related to COVID-19; partially offset by growth in the block due to sales in recent periods. We estimate that the unfavorable impact from death claims related to COVID-19 on the margin of this block of business was approximately $6 million, $16 million and $9 million in 2022, 2021 and 2020, respectively.

The interest margin was $5.2 million in 2022, compared to $6.5 million in 2021 and $3.6 million in 2020. Net investment income was higher in 2022, compared to 2021 and 2020. The increase in average net insurance liabilities results in higher net investment income allocated, which is partially offset by lower earned yields. The earned yield was 5.07 percent in 2022, down from 5.14 percent in 2021 and 5.15 percent 2020. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(24.0) million, $24.3 million and $5.5 million in 2022, 2021 and 2020, respectively.

Margin from traditional life business was $99.2 million in 2022, compared to $84.7 million in 2021 and $106.9 million in 2020. Insurance policy income was $684.8 million in 2022, compared to $675.2 million in 2021 and $634.2 million in 2020, reflecting new sales and persistency in the block. Insurance policy benefits were $510.0 million in 2022, compared to $530.9 million in 2021 and $493.9 million in 2020. We estimate that the impact from death claims related to COVID-19 increased insurance policy benefits by approximately $15 million, $37 million and $29 million in 2022, 2021 and 2020, respectively. In addition, amortization was higher in 2022, as compared to 2021, primarily related to higher deferred acquisition costs in recent periods due to strong sales, including sales of our direct-to-consumer products through third party distributors.
Advertising expense was $94.3 million in 2022, compared to $89.8 million in 2021 and $66.0 million in 2020. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices or other factors.

Investment Income Not Allocated to Product Lines (dollars in millions):

	2022	2021	2020
Net investment income	$1,015.9	$1,420.7	$1,222.5
Allocated to product lines:
Annuity	(466.8)	(462.4)	(465.1)
Health	(287.6)	(287.7)	(282.3)
Life	(146.2)	(144.7)	(139.6)
Equity returns credited to policyholder account balances	205.3	(219.8)	(37.8)
Amounts allocated to product lines and credited to policyholder account balances	(695.3)	(1,114.6)	(924.8)
Amount related to variable interest entities and other non-operating items	(48.5)	(30.5)	(39.2)
Interest expense on debt	(62.5)	(62.4)	(55.2)
Interest expense on investment borrowings from FHLB	(33.5)	(9.8)	(21.2)
Expenses related to FABN program	(30.0)	(2.3)	—
Less amounts credited to deferred compensation plans (offsetting investment income)	13.4	(16.6)	(15.0)
Total adjustments	(161.1)	(121.6)	(130.6)
Investment income not allocated to product lines	$159.5	$184.5	$167.1
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

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three years ended December 31, 2022 (dollars in millions):

	2022	2021	2020
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses (net of related amortization)	$(58.8)	$34.8	$(31.1)
Net change in market value of investments recognized in earnings	(73.2)	(17.4)	(2.7)
Fair value changes related to agent deferred compensation plan	48.9	8.9	(16.3)
Fair value changes in embedded derivative liabilities (net of related amortization)	247.2	67.2	(79.1)
Other	(3.9)	3.6	9.7
Net non-operating income (loss) before taxes	$160.2	$97.1	$(119.5)

Net realized investment losses, net of related amortization, were $58.8 million in 2022, including the unfavorable change in the allowance for credit losses of $52.6 million which were recorded in earnings.  Net realized investment gains, net of related amortization, were $34.8 million in 2021, including the favorable change in the allowance for credit losses of $12.2 million. Net realized investment losses, net of related amortization, were $31.1 million in 2020, including an unfavorable change in the allowance for credit losses and other-than-temporary impairment losses of $18.5 million.

During 2022, 2021 and 2020, we recognized a decrease in earnings of $73.2 million, $17.4 million and $2.7 million, respectively, due to the net change in market value of investments recognized in earnings. The change in value will fluctuate from period to period based on market conditions.

During 2022, 2021 and 2020, we recognized an increase (decrease) in earnings of $48.9 million, $8.9 million and $(16.3) million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During 2022, 2021 and 2020, we recognized an increase (decrease) in earnings of $247.2 million, $67.2 million and $(79.1) million, respectively, resulting from changes in the estimated fair value of embedded derivative liabilities related to our fixed indexed annuities, net of related amortization.  Such amounts include the impacts of changes in market interest rates used to determine the derivative's estimated fair value. The discount rate is based on risk-free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. The increase in U.S. Treasury rates in 2022 and 2021 was the primary factor for the decrease in estimated fair value of the embedded derivative liabilities. Such U.S. Treasury rates decreased in 2020 which was the primary factor for the increase in estimated fair value.

In 2022, other non-operating items include a one-time restructuring charge of $7.1 million primarily related to an early retirement program. The program reduced our headcount by 2 percent and is expected to reduce run-rate expenses by approximately $10 million. Other non-operating items also include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals. Also, other non-operating items in 2020 include the net revenue earned pursuant to a transition services agreement representing the difference between the fees we receive from Wilton Re and the overhead costs incurred to provide such services under the agreement in connection with the completion of a long-term care reinsurance transaction in September 2018.

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

Agents, insurance brokers and marketing organizations who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our Worksite sales of supplemental health and life products since such ratings are often an important factor considered by employers.  The current financial strength ratings of our primary insurance subsidiaries from AM Best, Fitch, Moody's and S&P are "A", "A-", "A3" and "A-", respectively.  For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections were as follows (dollars in millions):

	2022	2021	2020
Premiums collected by product:
Annuities:
Fixed indexed (first-year)	$1,509.2	$1,347.8	$1,121.7
Fixed indexed (renewal)	.3	.3	.4
Subtotal - fixed indexed annuities	1,509.5	1,348.1	1,122.1
Fixed interest (first-year)	83.7	40.4	33.5
Fixed interest (renewal)	3.7	5.0	3.8
Subtotal - fixed interest annuities	87.4	45.4	37.3
Other annuities (first-year)	7.7	6.9	5.6
Total annuities	1,604.6	1,400.4	1,165.0
Health:
Supplemental health (first-year)	73.2	67.9	72.7
Supplemental health (renewal)	619.7	620.1	604.5
Subtotal – supplemental health	692.9	688.0	677.2
Medicare supplement (first-year)	34.2	40.3	54.2
Medicare supplement (renewal)	617.4	667.2	696.3
Subtotal - Medicare supplement	651.6	707.5	750.5
Long-term care (first-year)	20.8	20.7	18.3
Long-term care (renewal)	243.1	243.3	245.6
Subtotal - long-term care	263.9	264.0	263.9
Total health	1,608.4	1,659.5	1,691.6
Life insurance:
Interest-sensitive (first-year)	42.1	41.5	44.3
Interest-sensitive (renewal)	185.8	177.9	162.2
Subtotal - interest-sensitive	227.9	219.4	206.5
Traditional (first-year)	151.0	163.9	136.9
Traditional (renewal)	532.9	512.5	496.2
Subtotal - traditional	683.9	676.4	633.1
Total life insurance	911.8	895.8	839.6
Collections on annuity, health and life products:
Total first-year premium collections	1,921.9	1,729.4	1,487.2
Total renewal premium collections	2,202.9	2,226.3	2,209.0
Total collections on insurance products	$4,124.8	$3,955.7	$3,696.2

Annuities include fixed indexed, fixed interest and other annuities sold to the senior market. Annuity collections were $1,604.6 million in 2022, compared to $1,400.4 million in 2021 and $1,165.0 million in 2020. The increase in premium collections from our fixed indexed products in 2022 and 2021, was primarily due to the general stock market performance which made these products attractive to certain customers. We have proactively managed the participation rates on our fixed indexed products in order to balance sales growth and profitability during periods of low interest rates. The increase in premium collections from our fixed indexed products in 2021, as compared to 2020, primarily reflected our pricing discipline and market conditions existing after the pandemic began. Premium collections from our fixed interest products reflect consumer preference for fixed indexed products.

Health products include supplemental health, Medicare supplement and long-term care products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) were $692.9 million in 2022, compared to $688.0 million in 2021 and $677.2 million in 2020. Such increases are primarily due to new sales and steady persistency.

Collected premiums on Medicare supplement policies were $651.6 million, $707.5 million and $750.5 million in 2022, 2021 and 2020, respectively. The decreases reflect lower sales in recent periods partially offset by premium rate increases. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to ensure we are well-positioned to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.
Life products include interest-sensitive and traditional life products. Life premiums were $911.8 million, $895.8 million and $839.6 million in 2022, 2021 and 2020, respectively. Premiums collected reflect both recent sales activity and steady persistency.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; and (iv) maximize total return through active strategic asset allocation and investment management. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 90 percent of our $24.3 billion investment portfolio at December 31, 2022. The remainder of the invested assets was trading securities, investments held by VIEs, COLI, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2022 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$20,353.4	84%
Equity securities	135.3	1
Mortgage loans	1,411.9	6
Policy loans	121.6	—
Trading securities	207.9	1
Investments held by variable interest entities	1,077.6	4
Company-owned life insurance	199.1	1
Other invested assets	835.6	3
Total investments	$24,342.4	100%

The following table summarizes investment yields earned over the past three years on the investments allocated to our product lines. General account investments exclude the value of options.

	2022	2021	2020
	(dollars in millions)
Weighted average investments at amortized cost allocated to product lines	$19,661.2	$18,877.0	$18,093.0
Allocated investment income	900.6	894.8	887.0
Average yield on allocated investments	4.58%	4.74%	4.90%

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

Fixed Maturities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2022 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,388.5	11.7%	$476.8	15.5%
Commercial mortgage-backed securities	2,222.4	10.9	272.3	8.9
Banks	1,747.4	8.6	266.8	8.7
Non-agency residential mortgage-backed securities	1,548.5	7.6	191.9	6.3
Asset-backed securities	1,287.0	6.3	149.4	4.9
Utilities	1,163.9	5.7	180.4	5.9
Insurance	1,140.2	5.6	208.9	6.8
Healthcare/pharmaceuticals	1,030.1	5.1	215.5	7.0
Brokerage	938.8	4.6	151.8	4.9
Collateralized loan obligations	785.9	3.9	39.6	1.3
Technology	774.2	3.8	166.3	5.4
Food/beverage	680.1	3.3	88.7	2.9
Energy	519.7	2.6	52.7	1.7
Cable/media	441.1	2.2	89.0	2.9
Real estate/REITs	386.8	1.9	51.7	1.7
Transportation	363.6	1.8	44.7	1.5
Telecom	322.8	1.6	36.9	1.2
Capital goods	279.7	1.4	38.4	1.2
Chemicals	268.9	1.3	41.4	1.4
Other	2,063.8	10.1	303.7	9.9
Total fixed maturities, available for sale	$20,353.4	100.0%	$3,066.9	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2022 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$465.6	$10.4	$—	$.8	$476.8
Commercial mortgage-backed securities	206.2	47.9	16.5	1.7	272.3
Banks	137.6	128.6	.6	—	266.8
Healthcare/pharmaceuticals	147.2	64.2	2.9	1.2	215.5
Insurance	102.3	102.8	3.2	.6	208.9
Non-agency residential mortgage-backed securities	99.4	74.9	1.2	16.4	191.9
Utilities	98.3	80.1	1.9	.1	180.4
Technology	96.8	62.9	6.0	.6	166.3
Brokerage	73.2	75.6	1.9	1.1	151.8
Asset-backed securities	48.2	81.9	18.0	1.3	149.4
Cable/media	12.0	70.1	3.7	3.2	89.0
Food/beverage	20.0	67.0	1.2	.5	88.7
Energy	7.9	40.9	3.9	—	52.7
Real estate/REITs	29.8	21.1	.8	—	51.7
Transportation	16.5	27.7	.1	.4	44.7
Chemicals	3.4	36.5	.7	.8	41.4
Consumer products	21.7	13.8	2.8	1.4	39.7
Collateralized loan obligations	34.0	5.6	—	—	39.6
Capital goods	18.3	18.6	1.2	.3	38.4
Telecom	.2	36.7	—	—	36.9
Retail	22.2	11.2	3.3	—	36.7
Autos	4.6	21.1	1.7	.4	27.8
Aerospace/defense	6.5	19.5	—	.4	26.4
Building materials	5.4	19.5	1.0	.2	26.1
Metals and mining	3.2	13.4	.8	—	17.4
Paper	.7	12.4	.1	.4	13.6
United States Treasury securities and obligations of United States government corporations and agencies	13.0	—	—	—	13.0
Entertainment/hotels	5.6	4.3	.6	1.7	12.2
Foreign governments	4.9	6.4	—	—	11.3
Business services	—	1.6	.7	.3	2.6
Other	69.6	6.5	.7	.1	76.9
Total fixed maturities, available for sale	$1,774.3	$1,183.2	$75.5	$33.9	$3,066.9

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2022, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,099.9	$1,975.0	10%
AA	3,587.4	3,052.9	15
A	7,484.3	6,402.7	32
BBB+	2,393.1	2,101.7	10
BBB	3,984.8	3,452.0	17
BBB-	2,424.3	2,050.6	10
Investment grade	21,973.8	19,034.9	94
BB+	237.9	209.4	1
BB	216.1	197.0	1
BB-	279.0	246.9	1
B+ and below	677.4	665.2	3
Below-investment grade	1,410.4	1,318.5	6
Total fixed maturity securities	$23,384.2	$20,353.4	100%

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the historical and recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. During 2022, we recognized net investment losses of $135.4 million, which were comprised of: (i) $9.6 million of net losses from the sales of investments; (ii) $11.2 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $45.9 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $16.1 million; and (v) an increase in the allowance for credit losses of $52.6 million.

During 2022, we sold $1,651.5 million of fixed maturity investments which resulted in gross realized investment losses (before income taxes) of $104.0 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

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

As of December 31, 2022, we had fixed maturity securities with an amortized cost and fair value of $1.0 million and nil, respectively, that were in substantive default (i.e., in default due to nonpayment of interest or principal). There were no other investments about which we had serious doubts as to the recoverability of the carrying value of the investment.

Other Investments

At December 31, 2022, we held commercial mortgage loan investments with an amortized cost of $1,232.2 million (or 5.1 percent of total invested assets) and a fair value of $1,082.9 million. Our commercial mortgage loan portfolio is primarily comprised of large commercial mortgage loans. Approximately 16 percent, 10 percent, 7 percent and 7 percent of the commercial mortgage loan balance were on properties located in California, Maryland, Wisconsin and Georgia, respectively. No other state comprised greater than six percent of the mortgage loan balance. At December 31, 2022, there were no commercial mortgage loans in process of foreclosure.

At December 31, 2022, we held residential mortgage loan investments with an amortized cost of $187.7 million and a fair value of $190.7 million. At December 31, 2022, there were three residential mortgage loans that were noncurrent with a carrying value of $0.6 million (of which, two loans with a carrying value of $0.5 million were in foreclosure).

The allowance for credit losses related to mortgage loans was $8.0 million at December 31, 2022, and increased (decreased) $2.4 million, $(6.2) million and $5.1 million in 2022, 2021 and 2020, respectively.
The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2022 (dollars in millions):

	Number of loans	Amortized cost
Multi-family	24	$382.4
Industrial	37	300.8
Office building	26	216.4
Retail	46	195.6
Other	16	137.0
Total commercial mortgage loans	149	$1,232.2

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2022 (dollars in millions):

	Number of loans	Amortized cost
Under $5 million	61	$163.4
$5 million but less than $10 million	41	285.7
$10 million but less than $20 million	35	479.0
Over $20 million	12	304.1
Total commercial mortgage loans	149	$1,232.2

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2022 (dollars in millions):

	Number of loans	Amortized cost
2023	2	$22.1
2024	8	79.3
2025	14	70.4
2026	9	68.2
2027	13	90.5
after 2027	103	901.7
Total commercial mortgage loans	149	$1,232.2

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2022 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2022	2021	2020	2019	2018	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$234.1	$114.7	$43.5	$75.4	$66.5	$476.3	$1,010.5	$889.8	$4,027.6
60% to less than 70%	47.2	13.2	—	—	8.2	45.0	113.6	104.7	170.7
70% to less than 80%	33.0	22.6	—	—	—	—	55.6	47.2	72.3
80% to less than 90%	—	—	—	—	—	42.5	42.5	34.5	52.0
90% or greater	—	—	—	—	—	10.0	10.0	6.7	10.7
Total	$314.3	$150.5	$43.5	$75.4	$74.7	$573.8	$1,232.2	$1,082.9	$4,333.3
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2022, we held $207.9 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include options backing our fixed indexed annuity and life insurance products, COLI, FHLB common stock and certain nontraditional investments, including investments in limited partnerships, hedge funds and real estate investments held for sale.

At December 31, 2022, we held investments with an amortized cost of $1,134.2 million and an estimated fair value of $1,077.6 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

LIQUIDITY AND CAPITAL RESOURCES

2023 Outlook

Prior to the sharp rise in interest rates in the United States in 2022, interest rates had been at or near historically low levels. We expect that a continued level of higher interest rates will benefit our operating results over time. We continuously monitor current market conditions and the impact to our business from potential changes in overall economic growth. We are also subject to financial impacts associated with changes in the equity markets and the credit cycle.

We are in the process of preparing a filing to seek approval for the formation of a wholly-owned Bermuda captive reinsurance company for the purpose of ceding a portion of our inforce fixed indexed annuity business and the majority of new fixed indexed annuity business written after the inception of the reinsurance agreement. This arrangement would allow us to increase the capital efficiency of the business while retaining all of the economic benefits of the block. In addition, it would allow us to realize the same benefits as a number of peer companies who have adopted similar arrangements. We do not anticipate assuming any unaffiliated business or seeking any third party capital for our wholly-owned Bermuda captive reinsurance company. Under our current plan, if approved by our regulators, we would expect to initiate a reinsurance treaty in the third quarter of 2023.

The new guidance related to targeted improvements to the accounting for long-duration insurance contracts became effective on January 1, 2023, and will significantly change how we account for long-duration insurance contracts, including updating assumptions used to measure the liabilities for traditional life and limited-payment insurance contracts, accounting for market-risk benefits and changing the manner in which the balances related to the present value of future profits and deferred acquisition costs are amortized. Concurrent with the adoption of this new guidance, we are updating the method of determining non-operating earnings for our fixed indexed annuities to better identify the volatile non-economic impacts of that line of business.

Based on our current estimates, we expect the new standard to have the following pre-tax impacts to the insurance margins reported under the previous guidance: an increase of $45 million to $65 million in 2021; and an increase of $35 million to $55 million in 2022. In addition, we expect the refinement to the method that we use to determine non-operating earnings for our fixed indexed annuity business to result in an increase (decrease) to pre-tax insurance margin on this business of approximately $(5) million and $60 million in 2021 and 2022, respectively.

With respect to 2023, we expect operating earnings per diluted share under the new guidance (and reflecting the refinement described above) to be in the range of $2.80 to $3.00, excluding any significant items in the year.

With respect to excess cash flow in 2023, we expect cash flow to the holding company to be in the range of $170 million to $200 million.

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2022 and December 31, 2021, primarily reflect: (i) our net income for 2022; (ii) changes in the fair value of our fixed maturity securities, available for sale; (iii) payments to repurchase common stock of $180.0 million; and (iv) the issuance of $900 million of funding agreements in January 2022.

Our capital structure as of December 31, 2022 and December 31, 2021 was as follows (dollars in millions):

	December 31, 2022	December 31, 2021
Total capital:
Corporate notes payable	$1,138.8	$1,137.3
Shareholders’ equity:
Common stock	1.1	1.2
Additional paid-in capital	2,033.8	2,184.2
Accumulated other comprehensive income	(2,093.1)	1,947.1
Retained earnings	1,459.0	1,127.2
Total shareholders’ equity	1,400.8	5,259.7
Total capital	$2,539.6	$6,397.0

The following table summarizes certain financial ratios as of and for the years ended December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Book value per common share	$12.25	$43.69
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	30.56	27.52
Debt to total capital ratios:
Corporate debt to total capital	44.8%	17.8%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	24.6%	25.6%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2022, were as follows (dollars in millions):

		Payment due in
	Total	2023	2024-2025	2026-2027	Thereafter
Insurance liabilities (a)	$54,745.0	$3,564.4	$7,585.7	$6,622.7	$36,972.2
Notes payable (b)	1,680.8	60.8	608.6	68.2	943.2
Investment borrowings (c)	1,805.3	299.1	937.1	569.1	—
Borrowings related to variable interest entities (d)	1,301.5	249.4	598.4	308.4	145.3
Postretirement plans (e)	261.8	8.1	16.8	17.8	219.1
Operating leases	51.3	22.4	21.6	6.7	.6
Commitments to purchase/fund investments	441.2	441.2	—	—	—
Other contractual commitments (f)	520.2	123.9	197.7	193.1	5.5
Total	$60,807.1	$4,769.3	$9,965.9	$7,786.0	$38,285.9

________________
(a)    These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $27.4 billion included in our consolidated balance sheet as of December 31, 2022. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

In estimating the payments we expect to make to our policyholders, we considered the following:

•For products such as immediate annuities and structured settlement annuities without life contingencies, the payment obligation is fixed and determinable based on the terms of the policy.

•For products such as universal life, ordinary life, long-term care, supplemental health and deferred annuities, the future payments are not due until the occurrence of an insurable event (such as death or disability) or a triggering event (such as a surrender or partial withdrawal). We estimated these payments using actuarial models based on historical experience and our expectation of the future payment patterns which is consistent with the assumptions used in our loss recognition testing for these blocks of business.

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

•The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) over the term of the contracts was 4.4 percent.

(b)    Includes projected interest payments based on interest rates, as applicable, as of December 31, 2022. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)    These borrowings represent collateralized borrowings from the FHLB and projected interest payments on such borrowings.

(d)    These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2022.

(e)    Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 5.25 percent.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2022, the carrying value of the FHLB common stock was $75.2 million.  As of December 31, 2022, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.2 billion at December 31, 2022, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 384 percent at December 31, 2022, compared to 386 percent at December 31, 2021. In 2022, our estimated consolidated statutory operating earnings were $264 million and insurance company dividends (net of capital contributions) of $129 million were paid to the holding company. Our RBC ratio at December 31, 2022, exceeded our targeted statutory RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

During 2022, the financial statements of three of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Bankers Life, Washington National and Bankers Conseco Life Insurance Company were $50.0 million, $134.5 million and $34.5 million, respectively, at December 31, 2022. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions and state requirements.

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

On February 1, 2023, AM Best affirmed its "A" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings is stable. The "A" rating is assigned to companies that have an excellent ability, in AM Best's opinion, to meet their ongoing obligations to policyholders.  AM Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  An "A++" rating indicates a superior ability to meet ongoing obligations to policyholders.  AM Best has sixteen possible ratings.  There are two ratings above the "A" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On November 21, 2022, Fitch affirmed its "A-" financial strength ratings of our primary insurance subsidiaries and revised the outlook for these ratings to positive from stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are six ratings above the "A-" rating of our primary insurance subsidiaries and twelve ratings that are below that rating.

Moody's most recently reviewed its "A3" financial strength ratings of our primary insurance subsidiaries on May 5, 2022. The outlook for these ratings remains stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggests a susceptibility to impairment sometime in the future. Moody's has twenty-one possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

S&P most recently reviewed its "A-" financial strength ratings of our primary insurance subsidiaries on July 15, 2022. The outlook for these ratings is stable. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "A", in S&P's opinion, has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are six ratings above the "A-" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

Rating agencies have increased the frequency and scope of their credit reviews and requested additional information from the companies that they rate, including us.  They may also adjust upward the capital and other requirements employed in their rating models for maintenance of certain ratings levels.  We cannot predict what actions rating agencies may take, or what actions we may take in response.  Accordingly, downgrades and outlook revisions related to us or the life insurance industry may occur in the future at any time and without notice by any rating agency.  These could increase policy surrenders and withdrawals, adversely affect relationships with our distribution channels, reduce new sales, reduce our ability to borrow and increase our future borrowing costs.

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

At December 31, 2022, CNO, CDOC and our other non-insurance subsidiaries held $167.1 million of unrestricted cash and investments which were comprised of: (i) unrestricted cash and cash equivalents of $130.5 million; and (ii) exchange-traded funds that invest in fixed income securities of $36.6 million. Our holding company liquidity of $167.1 million was above our minimum target level of $150 million.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2022	2021	2020
Dividends (net of contributions) from insurance subsidiaries	$129.0	$328.3	$294.1
Surplus debenture interest	58.8	55.4	57.4
Fees for services provided pursuant to service agreements	124.0	117.8	111.7
Total dividends and other distributions paid by insurance subsidiaries	$311.8	$501.5	$463.2

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In 2022, our insurance subsidiaries paid dividends to CDOC totaling $143.6 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 340 percent at December 31, 2022.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2022, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$374.1	(a)
Colonial Penn	(454.6)	(b)
____________________
(a)Bankers Life paid dividends of $65.0 million to CLTX in 2022. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In 2022, CDOC made a capital contribution of $14.6 million to CLTX.

On July 16, 2021, the Company entered into a second amendment and restatement agreement (the "Second Amendment Agreement") with respect to its Revolving Credit Agreement. The Second Amendment Agreement, among other things, (i) revised the debt to total capitalization ratio to exclude hybrid securities from the calculation, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization, (ii) reduced the net equity proceeds prong of the minimum consolidated net worth covenant from 50% to 25%, (iii) removed the aggregate RBC ratio covenant and (iv) extended the maturity date of the revolving credit facility to July 16, 2026. The Second Amendment Agreement continues to contain certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Second Amendment Agreement continues to be calculated as the eurodollar rate or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Second Amendment Agreement continue to range from 1.375% to 2.125%, in the case of loans at the eurodollar rate, and 0.375% to 1.125%, in the case of loans at the base rate. The commitment fee under the Second Amendment Agreement continues to be based on the Company's unsecured debt rating and the Second Amendment Agreement includes updated LIBOR fallback provisions. There were no amounts outstanding under the Revolving Credit Agreement at December 31, 2022.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2023	$—		$60.8
2024	—		60.8
2025	500.0	(b)	47.8
2026	—	(c)	34.3
2027	—		33.9
2028 and thereafter	650.0	(d)	293.2
	$1,150.0		$530.8
_________________________
(a)Based on interest rates as of December 31, 2022.
(b)Such amount represents our 5.250% Notes due 2025.
(c)The maturity date of the Revolving Credit Agreement is July 16, 2026.
(d)Such amount includes $500.0 million of 5.250% Notes due 2029 and the Debentures.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In 2022, we generated $178 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In 2022, we repurchased 7.6 million shares of common stock for $180.0 million under our securities repurchase program. The Company had remaining repurchase authority of $186.9 million as of December 31, 2022.

In 2022, 2021 and 2020, dividends declared on common stock totaled $65.0 million ($0.55 per common share), $66.1 million ($0.51 per common share) and $67.4 million ($0.47 per common share), respectively. In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share.

On February 1, 2023, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of 22 possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are eight ratings above CNO's "bbb" rating and thirteen ratings that are below its rating.

On November 21, 2022, Fitch affirmed its "BBB-" rating on our senior unsecured debt. Fitch also affirmed CNO's long term issue default rating of "BBB" and revised the outlook for this rating to positive from stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are nine ratings above CNO's "BBB-" rating and eleven ratings that are below its rating.

Moody's most recently reviewed its "Baa3" rating on our senior unsecured debt on May 5, 2022. The outlook for these ratings remains stable. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and eleven ratings that are below its rating.

S&P most recently reviewed its "BBB-" rating on our senior unsecured debt on July 15, 2022. The outlook for these ratings is stable. In S&P's view, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are nine ratings above CNO's "BBB-" rating and twelve ratings that are below its rating.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2022, approximately $4.5 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability management strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2022, approximately 14 percent of our insurance liabilities had interest rates that may be reset annually; 49 percent had a fixed explicit interest rate for the duration of the contract; 34 percent are fixed indexed products where the income earned is subject to a participation rate that typically may be changed annually; and the remainder had no explicit interest rates.

The following table summarizes the distribution of annuity and universal life account values, net of amounts ceded, by guaranteed interest crediting rates as of December 31, 2022 (dollars in millions):

Guaranteed	Fixed indexed	Fixed interest	Universal
rate	annuities	annuities	life	Total
> 5.0% to 6.0%	$—	$.2	$7.5	$7.7
> 4.0% to 5.0%	—	22.9	241.8	264.7
> 3.0% to 4.0%	12.6	520.6	34.4	567.6
> 2.0% to 3.0%	475.6	578.0	277.6	1,331.2
> 1.0% to 2.0%	1,342.4	127.1	32.9	1,502.4
1.0% and under	7,661.7	421.1	598.6	8,681.4
	$9,492.3	$1,669.9	$1,192.8	$12,355.0
Weighted average	1.13%	2.65%	2.33%	1.45%

At December 31, 2022, $2.7 billion and $.3 billion of our annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2022, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were 2.11 percent and 4.49 percent, respectively.

At December 31, 2022, the weighted average yield, computed on the cost basis of investments allocated to our product lines, was approximately 4.6 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) was 4.4 percent. Such 4.4 percent rate includes interest credited to annuity and universal life products as well as the rates assumed in our calculations of reserves for health and traditional life products which are set based on investment yields at policy issuance and are locked-in in accordance with current accounting requirements. Refer to "Part 1 - Item 1A. Risk Factors - A prolonged low interest rate environment may negatively impact our results of operations, financial position and cash flows" for additional information on interest rate risks.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2022, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.3 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments (net of corresponding changes in insurance acquisition costs or loss recognition reserves) would decline in fair value by approximately $600 million if interest rates were to increase by 10 percent from their levels at December 31, 2022. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value if interest rates continue to rise.

The Company is subject to risk resulting from fluctuations in market prices of our equity securities. In general, these investments have more year-to-year price variability than our fixed maturity investments. However, returns over longer time frames have been consistently higher. We manage this risk by limiting our equity securities to a relatively small portion of our total investments.

Our investment in options backing our equity-linked products is closely matched with our obligation to fixed indexed annuity holders. Fair value changes associated with that investment are substantially offset by an increase or decrease in the amounts added to policyholder account liabilities for fixed indexed products.

Inflation

Inflation rates may impact the financial statements and operating results in several areas. Inflation influences interest rates, which in turn impact the fair value of the investment portfolio and yields on new investments. Inflation also impacts a portion of our insurance policy benefits affected by increased medical coverage costs. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate. Refer to "Part I - Item 1A. Risk Factors - High inflation levels could have adverse consequences for us, the insurance industry and the U.S. economy generally" for additional information on inflation.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CNO Financial Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of CNO Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of embedded derivatives associated with fixed index annuity products

As described in Notes 2 and 4 to the consolidated financial statements, the Company issues fixed index annuity products, which provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the “participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period. The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. As of December 31, 2022, the value of embedded derivatives associated with fixed index annuity products is $1.3 billion, which is included in policyholder account liabilities. The accounting requirement is to record these embedded derivatives at estimated fair value. The value of the embedded derivatives is determined based on the present value of the estimated discounted future options costs. As described by management, in estimating the fair value of the embedded derivatives associated with fixed index annuity products, management used significant unobservable inputs with respect to projected portfolio yields, discount rates and surrender rates. The discount rate is based on risk-free rates adjusted for company’s non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement.
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
February 24, 2023

We have served as the Company’s auditor since 1983.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2022 and 2021
(Dollars in millions)

ASSETS

	2022	2021

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: 2022 - $56.0 and 2021 - $7.6; amortized cost: 2022 - $23,384.2 and 2021 - $21,867.6)	$20,353.4	$24,805.4
Equity securities at fair value	135.3	131.1
Mortgage loans (net of allowance for credit losses: 2022 - $8.0 and 2021 - $5.6)	1,411.9	1,218.6
Policy loans	121.6	120.2
Trading securities	207.9	227.2
Investments held by variable interest entities (net of allowance for credit losses: 2022 - $5.5 and 2021 - $3.7; amortized cost: 2022 - $1,134.2 and 2021 - $1,206.8)	1,077.6	1,199.6
Other invested assets	1,034.7	1,224.0
Total investments	24,342.4	28,926.1
Cash and cash equivalents - unrestricted	575.7	632.1
Cash and cash equivalents held by variable interest entities	69.2	99.6
Accrued investment income	235.6	216.4
Present value of future profits	212.2	222.6
Deferred acquisition costs	1,913.4	1,112.0
Reinsurance receivables (net of allowance for credit losses: 2022 - $2.0 and 2021 - $3.0)	4,241.7	4,354.3
Income tax assets, net	1,165.5	118.3
Assets held in separate accounts	2.7	3.9
Other assets	580.8	519.1
Total assets	$33,339.2	$36,204.4

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2022 and 2021
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2022	2021

Liabilities:
Liabilities for insurance products:
Policyholder account liabilities	$14,858.3	$13,689.7
Future policy benefits	11,809.1	11,670.7
Liability for policy and contract claims	456.5	501.8
Unearned and advanced premiums	235.0	246.7
Liabilities related to separate accounts	2.7	3.9
Other liabilities	693.9	830.9
Investment borrowings	1,639.5	1,715.8
Borrowings related to variable interest entities	1,104.6	1,147.9
Notes payable – direct corporate obligations	1,138.8	1,137.3
Total liabilities	31,938.4	30,944.7
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2022 - 114,343,070 and 2021 - 120,377,152)	1.1	1.2
Additional paid-in capital	2,033.8	2,184.2
Accumulated other comprehensive income	(2,093.1)	1,947.1
Retained earnings	1,459.0	1,127.2
Total shareholders' equity	1,400.8	5,259.7
Total liabilities and shareholders' equity	$33,339.2	$36,204.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2022, 2021 and 2020
(Dollars in millions, except per share data)

	2022	2021	2020
Revenues:
Insurance policy income	$2,499.8	$2,523.4	$2,511.3
Net investment income:
General account assets	1,179.0	1,140.2	1,079.0
Policyholder and other special-purpose portfolios	(163.1)	280.5	143.5
Investment gains (losses):
Realized investment gains (losses)	(17.9)	21.3	(18.4)
Other investment gains (losses)	(117.5)	(2.2)	(17.8)
Total investment gains (losses)	(135.4)	19.1	(36.2)
Fee revenue and other income	196.5	159.0	123.5
Total revenues	3,576.8	4,122.2	3,821.1
Benefits and expenses:
Insurance policy benefits	1,658.3	2,190.7	2,157.9
Interest expense	137.0	95.4	108.8
Amortization	309.6	281.1	268.1
Other operating costs and expenses	954.6	987.3	942.0
Total benefits and expenses	3,059.5	3,554.5	3,476.8
Income before income taxes	517.3	567.7	344.3
Income tax expense (benefit):
Tax expense on period income	120.5	126.7	76.5
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)
Net income	$396.8	$441.0	$301.8
Earnings per common share:
Basic:
Weighted average shares outstanding	115,733,000	128,400,000	142,096,000
Net income	$3.43	$3.43	$2.12
Diluted:
Weighted average shares outstanding	117,717,000	131,126,000	143,164,000
Net income	$3.37	$3.36	$2.11

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
for the years ended December 31, 2022, 2021 and 2020
(Dollars in millions)

	2022	2021	2020
Net income	$396.8	$441.0	$301.8
Other comprehensive income (loss), before tax:
Unrealized gains (losses) for the period	(6,028.4)	(486.7)	1,332.8
Amortization of present value of future profits and deferred acquisition costs	632.3	35.5	(116.0)
Amount related to premium deficiencies assuming the net unrealized gains (losses) had been realized	165.0	174.5	(204.0)
Reclassification adjustments:
For net realized investment (gains) losses included in net income	60.5	(29.4)	27.1
For amortization of the present value of future profits and deferred acquisition costs related to net realized investment (gains) losses included in net income	(3.4)	1.7	(2.4)
Other comprehensive income (loss) before tax	(5,174.0)	(304.4)	1,037.5
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	1,133.8	65.4	(223.9)
Other comprehensive income (loss), net of tax	(4,040.2)	(239.0)	813.6
Comprehensive income (loss)	$(3,643.4)	$202.0	$1,115.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income	earnings	Total
Balance, December 31, 2019	148,084	$1.5	$2,767.3	$1,372.5	$535.7	$4,677.0
Cumulative effect of accounting change	—	—	—	—	(17.8)	(17.8)
Balance, January 1, 2020	148,084	1.5	2,767.3	1,372.5	517.9	4,659.2
Net income	—	—	—	—	301.8	301.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $223.9)	—	—	—	813.6	—	813.6
Common stock repurchased	(14,471)	(.2)	(262.8)	—	—	(263.0)
Dividends on common stock	—	—	—	—	(67.4)	(67.4)
Employee benefits plans, net of shares used to pay tax withholdings	1,666	—	40.0	—	—	40.0
Balance, December 31, 2020	135,279	1.3	2,544.5	2,186.1	752.3	5,484.2
Net income	—	—	—	—	441.0	441.0
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $65.4)	—	—	—	(239.0)	—	(239.0)
Common stock repurchased	(16,561)	(.1)	(402.3)	—	—	(402.4)
Dividends on common stock	—	—	—	—	(66.1)	(66.1)
Employee benefits plans, net of shares used to pay tax withholdings	1,659	—	42.0	—	—	42.0
Balance, December 31, 2021	120,377	1.2	2,184.2	1,947.1	1,127.2	5,259.7
Net income	—	—	—	—	396.8	396.8
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $1,133.8)	—	—	—	(4,040.2)	—	(4,040.2)
Common stock repurchased	(7,612)	(.1)	(179.9)	—	—	(180.0)
Dividends on common stock	—	—	—	—	(65.0)	(65.0)
Employee benefits plans, net of shares used to pay tax withholdings	1,578	—	29.5	—	—	29.5
Balance, December 31, 2022	114,343	$1.1	$2,033.8	$(2,093.1)	$1,459.0	$1,400.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2022, 2021 and 2020
(Dollars in millions)

	2022	2021	2020
Cash flows from operating activities:
Insurance policy income	$2,300.2	$2,341.8	$2,331.0
Net investment income	1,154.5	1,073.1	1,097.4
Fee revenue and other income	149.2	142.5	123.5
Insurance policy benefits	(1,635.8)	(1,661.1)	(1,582.9)
Interest expense	(120.9)	(92.8)	(111.2)
Deferrable policy acquisition costs	(332.2)	(298.8)	(275.8)
Other operating costs	(985.7)	(926.2)	(818.1)
Income taxes	(33.9)	19.8	(28.4)
Net cash from operating activities	495.4	598.3	735.5
Cash flows from investing activities:
Sales of investments	3,253.6	1,823.6	1,480.0
Maturities and redemptions of investments	1,550.7	2,880.3	2,218.3
Purchases of investments	(6,482.0)	(6,135.2)	(4,280.7)
Net sales (purchases) of trading securities	(42.4)	(19.5)	13.8
Other	(61.2)	(75.3)	(39.8)
Net cash used by investing activities	(1,781.3)	(1,526.1)	(608.4)
Cash flows from financing activities:
Issuance of notes payable, net	—	—	145.8
Issuance of common stock	13.5	21.5	19.0
Payments to repurchase common stock	(190.1)	(407.8)	(268.3)
Common stock dividends paid	(64.8)	(65.7)	(67.0)
Amounts received for deposit products	3,022.6	2,405.1	1,620.1
Withdrawals from deposit products	(1,461.4)	(1,352.5)	(1,235.6)
Issuance of investment borrowings:
Federal Home Loan Bank	285.0	795.8	498.0
Payments on investment borrowings:
Federal Home Loan Bank	(361.3)	(722.4)	(499.8)
Related to variable interest entities and other	(44.4)	(5.4)	(2.1)
Debt issuance costs	—	(1.0)	—
Net cash provided by financing activities	1,199.1	667.6	210.1
Net increase (decrease) in cash and cash equivalents	(86.8)	(260.2)	337.2
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	731.7	991.9	654.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$644.9	$731.7	$991.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

1. BUSINESS AND BASIS OF PRESENTATION

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies operating throughout the United States that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products.  The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in these financial statements refer to CNO and its subsidiaries.  Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

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

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022), a leading national provider of year-round, technology-driven employee benefits management services to employers and employees. Optavise provides personalized benefits education, advocacy and transparency, and communications compliance services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. The base purchase price was $50 million with an additional earn‐out if certain financial targets were achieved. The transaction was funded from holding company cash. The amount paid, net of cash held by DirectPath on the date of acquisition, was $46.2 million and is classified as other investing activities on the consolidated statement of cash flows. The net assets acquired totaled $53 million and were primarily comprised of goodwill and other intangible assets of approximately $48 million. The tangible assets acquired and liabilities assumed were recorded at their carrying values which approximated fair value. The intangible assets were recorded at fair value based on various assumptions determined by the Company to be reasonable at the date of acquisition including long-term growth rate, normalized net working capital, internal rate of return, economic life and discount rate. In addition, we recognized advisory and legal expenses of $3 million in connection with the acquisition (of which, $2.5 million was recognized in the first quarter of 2021). The business of Optavise is included in our fee income segment.

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

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed indexed annuity and life insurance products; (ii) Company-owned life insurance ("COLI"); (iii) investments in the common stock of the Federal Home Loan Bank ("FHLB"); and (iv) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and hedge funds which are accounted for using the equity method. In accounting for limited partnerships and hedge funds, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is generally three months prior to the end of our reporting period.

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

We establish liabilities for annuity and interest-sensitive life products and funding agreements equal to the accumulated policy account values, which include an accumulation of deposit payments plus credited interest, less withdrawals and the amounts assessed against the policyholder through the end of the period. In addition, policyholder account values for certain interest-sensitive life products are impacted by our assumptions related to changes of certain non-guaranteed elements that we are allowed to make under the terms of the policy, such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. Sales inducements provided to the policyholders of these products are recognized as liabilities over the period that the contract must remain in force to qualify for the inducement. The options attributed to the policyholder related to our fixed indexed annuity products are accounted for as embedded derivatives as described in the section of this note entitled "Accounting for Derivatives".

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

The recognition of fee revenue and the distribution expenses paid to our agents results from approval of an application by the third-party insurance companies, which we define as our customers. We recognize the net lifetime revenue expected to be earned on these sales, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The assumptions and constraints used to recognize such net revenue are based on available historical data. To the extent we make changes to the assumptions we use to calculate revenue on these products, we will recognize the impact of the changes in the period in which the change is made.

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

The cost of reinsurance ceded totaled $206.2 million, $222.4 million and $239.5 million in 2022, 2021 and 2020, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $361.4 million, $310.9 million and $403.8 million in 2022, 2021 and 2020, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $18.7 million, $20.3 million and $23.0 million in 2022, 2021 and 2020, respectively. Insurance policy benefits related to reinsurance assumed totaled $25.0 million, $24.9 million and $31.4 million in 2022, 2021 and 2020, respectively.

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

At December 31, 2022, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $588.9 million (classified as other invested assets).  At December 31, 2022, we had unfunded commitments to these partnerships totaling $441.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment Borrowings

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2022, the carrying value of the FHLB common stock was $75.2 million.  As of December 31, 2022, collateralized borrowings from the FHLB totaled $1.6 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.2 billion at December 31, 2022, which are

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2022
$20.8	March 2023	Fixed rate – 2.160%
50.0	July 2023	Variable rate – 4.490%
100.0	July 2023	Variable rate – 4.490%
50.0	July 2023	Variable rate – 4.490%
100.0	April 2024	Variable rate – 4.262%
50.0	May 2024	Variable rate – 4.919%
22.0	May 2024	Variable rate – 4.764%
100.0	July 2024	Variable rate – 4.058%
15.5	July 2024	Fixed rate – 1.990%
34.5	July 2024	Variable rate – 4.782%
15.0	July 2024	Variable rate – 4.865%
27.0	August 2024	Fixed rate – .640%
25.0	September 2024	Variable rate – 5.031%
21.7	May 2025	Variable rate – 4.313%
18.5	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – 4.650%
100.0	October 2025	Variable rate – 4.583%
100.0	October 2025	Variable rate – 4.512%
57.7	October 2025	Variable rate – 4.600%
50.0	November 2025	Variable rate – 4.532%
50.0	January 2026	Variable rate – 4.519%
50.0	January 2026	Variable rate – 4.589%
100.0	January 2026	Variable rate – 4.582%
21.8	May 2026	Variable rate – 4.472%
50.0	May 2026	Variable rate – 4.570%
75.0	December 2026	Variable rate – 4.526%
50.0	April 2027	Variable rate – 4.322%
50.0	May 2027	Variable rate – 4.332%
100.0	June 2027	Variable rate – 4.670%
10.0	June 2027	Variable rate – 4.893%
$1,639.5

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings of $81.8 million are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2022, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.0 million.

Interest expense of $33.5 million, $9.8 million and $21.2 million in 2022, 2021 and 2020, respectively, was recognized related to total borrowings from the FHLB.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accounting for Derivatives

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. We are required to record the embedded derivatives related to our fixed indexed annuity products at estimated fair value.

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

Risk margins are established to capture non-capital market risks which represent the additional compensation a market participant would require to assume the risks related to the uncertainties regarding the embedded derivatives, including future policyholder behavior related to persistency. The determination of the risk margin is highly judgmental given the lack of a market to assume the risks solely related to the embedded derivatives of our fixed indexed annuity products.

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

Sales Inducements

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs.  Sales inducements deferred totaled $22.5 million, $17.3 million and $14.1 million during 2022, 2021 and 2020, respectively.  Amounts amortized totaled $17.8 million, $15.5 million and $15.4 million during 2022, 2021 and 2020, respectively.  The unamortized balance of deferred sales inducements was $65.9 million and $61.2 million at December 31, 2022 and 2021, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Recently Issued Accounting Standards

Pending Accounting Standards

In August 2018, the Financial Accounting Standards Board ("FASB") issued authoritative guidance revising the accounting for long-duration insurance contracts. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions will be required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs are required to be adopted on a modified retrospective transition approach, with an option to elect a full retrospective transition if certain criteria are met. The transition approach for deferred acquisition costs is required to be consistent with the transition applied to the liability for future policyholder benefits. Under the modified retrospective approach, for contracts in-force at the transition date, an entity would continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield would be used at transition through accumulated other comprehensive income (loss) and subsequently through other comprehensive income. For market risk benefits, retrospective application is required, with the ability to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable.

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

With respect to the method to determine interest rates, we have made certain conclusions, but we continue to refine our methodology. The process involves the determination of discount rate curves for discounting cash flows to calculate the liability for future policy benefits at a cohort level. Each discount rate curve is developed to reflect the duration characteristics of the underlying insurance liabilities using discount rates comparable to upper-medium grade (low credit risk) fixed income yields. Discount rates will be updated quarterly.

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

Although we do not have variable annuity business with guaranteed features considered "market risk benefits," we do issue certain fixed indexed annuities with lifetime income riders. These riders are currently accounted for using traditional insurance accounting, but must be carried at fair value under the new standard. We have made preliminary determinations of the Transition Date impact of this change.

The adoption of the new standard will have a material impact on our financial position, results of operations, and disclosures. We anticipate that the requirement to update assumptions for the liability for future policy benefits will have a

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

material impact on our results of operations, systems, processes and controls and that the requirement to update discount rates will have a material impact on shareholders’ equity.

Based upon the modified retrospective transition method, we estimate that the new discount rate impact from adoption on the Transition Date will result in a decrease to the accumulated other comprehensive income (loss) balance of approximately $2,080 million, resulting in a balance of approximately $110 million at the Transition Date. This is primarily due to updating the liability for future policy benefits discount rate assumptions from the rates locked in for reserves held as of the Transition Date to rates determined by reference to the Transition Date market level yields for upper-medium-grade (low credit risk) fixed income instruments as of December 31, 2020. The impacts on accumulated other comprehensive income (loss) in periods following the Transition Date will be based on market yields in effect on the date of the financial statements, and such impact may differ significantly from the estimated range disclosed above.
In addition, we estimate that the Transition Date impact on retained earnings will be a decrease of approximately $130 million primarily due to certain "cohorts" of older long-term care policies having negative margins. The overall margin on our long-term care block continues to be positive. In addition, our estimate of the Transition Date impact on retained earnings includes the impact of carrying the lifetime income riders on certain fixed indexed annuities at fair value. The estimated impact on retained earnings is based on numerous assumptions and methodologies including: (i) our methodology of defining cohorts; (ii) the assumptions used to estimate the market value of features which guarantee a defined stream of income to the policyholder for life; and (iii) numerous assumptions regarding future policy benefits.

Under the new standard, we estimate that recast insurance margins from the Transition Date into 2021 and 2022 will be higher and less volatile. The higher insurance margins are due to a number of factors: First, there is less quarter-to-quarter volatility in most products as temporary deviations from experience (including the impacts of the novel coronavirus ("COVID-19")) are offset by reserve changes. This is different than current GAAP accounting for health and traditional life products where no such change to reserves is made for temporary deviations from experience. Second, the gradual release of provisions for adverse deviations or PADs, embedded in our transition balance sheet reserves are expected to positively impact earnings. This will affect our health and traditional life inforce blocks of business and will be spread over the remaining life of those blocks. Third, we expect positive impacts from lower amortization of deferred acquisition costs and other similar intangible assets. Fourth, the transition impacts to retained earnings, primarily from reserve changes on certain cohorts of older long-term care policies, will increase earnings in 2021 and 2022 due to favorable experience during these periods. This positive impact is not expected to persist materially past year-end 2022. Based on our current estimates, we expect the new standard to have the following pre-tax impact to the insurance margins reported under the previous guidance: an increase of $45 million to $65 million in 2021; and an increase of $35 million to $55 million in 2022.

We are testing our reporting and disclosure capabilities under the new guidance for post-Transition Date accounting periods. We are also enhancing certain modeling, data management, experience study and analytical capabilities and increasing the automation of key reporting and analytical processes. As part of our implementation plan, we are putting in place internal controls related to the new processes and will continue to refine and develop these internal controls until the formal implementation of the new standard in the first quarter of 2023. The actual impact of adoption will be updated as the model validation, system testing and parallel runs are completed; therefore, our estimates are subject to change.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2022, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,043.6	$28.9	$(1,858.4)	$(37.0)	$11,177.1
United States Treasury securities and obligations of United States government corporations and agencies	171.7	—	(13.0)	—	158.7
States and political subdivisions	2,836.3	19.3	(476.0)	(.8)	2,378.8
Foreign governments	86.3	.1	(11.3)	(.4)	74.7
Asset-backed securities	1,312.5	1.0	(130.1)	(.3)	1,183.1
Agency residential mortgage-backed securities	174.3	1.4	(.7)	—	175.0
Non-agency residential mortgage-backed securities	1,122.6	6.0	(174.3)	—	954.3
Collateralized loan obligations	825.2	.3	(39.6)	—	785.9
Commercial mortgage-backed securities	2,401.3	.1	(254.1)	—	2,147.3
Total investment grade fixed maturities, available for sale	21,973.8	57.1	(2,957.5)	(38.5)	19,034.9
Below-investment grade (a) (b):
Corporate securities	605.5	1.0	(53.5)	(17.4)	535.6
States and political subdivisions	10.6	—	(.8)	(.1)	9.7
Asset-backed securities	123.2	—	(19.3)	—	103.9
Non-agency residential mortgage-backed securities	577.8	34.0	(17.6)	—	594.2
Commercial mortgage-backed securities	93.3	—	(18.2)	—	75.1
Total below-investment grade fixed maturities, available for sale	1,410.4	35.0	(109.4)	(17.5)	1,318.5
Total fixed maturities, available for sale	$23,384.2	$92.1	$(3,066.9)	$(56.0)	$20,353.4
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2022 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$14,205.4	$12,385.7	60.9%
2	8,407.1	7,294.9	35.8
Total NAIC 1 and 2 (investment grade)	22,612.5	19,680.6	96.7
3	606.9	535.8	2.6
4	145.5	125.9	.6
5	18.3	11.1	.1
6	1.0	—	—
Total NAIC 3,4,5 and 6 (below-investment grade)	771.7	672.8	3.3
	$23,384.2	$20,353.4	100.0%

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
Below-investment grade:
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Accumulated other comprehensive income (loss) is primarily comprised of the net effect of unrealized appreciation (depreciation) on our investments.  These amounts, included in shareholders' equity as of December 31, 2022 and 2021, were as follows (dollars in millions):

	2022	2021
Net unrealized gains (losses) on investments having no allowance for credit losses	$(1,247.0)	$2,963.3
Unrealized losses on investments with an allowance for credit losses	(1,780.7)	(23.1)
Adjustment to present value of future profits (a)	8.2	(8.3)
Adjustment to deferred acquisition costs	331.7	(420.2)
Adjustment to insurance liabilities	—	(25.5)
Deferred income tax assets (liabilities)	594.7	(539.1)
Accumulated other comprehensive income (loss)	$(2,093.1)	$1,947.1
________
(a)The present value of future profits is the value assigned to the right to receive future cash flows from contracts existing at September 10, 2003, the date our Predecessor emerged from bankruptcy.

At December 31, 2021, adjustments to the present value of future profits, deferred acquisition costs, insurance liabilities and deferred tax assets included $(7.3) million, $(132.2) million, $(25.5) million and $35.8 million, respectively, for premium deficiencies that would exist on certain blocks of business if unrealized gains on the assets backing such products had been realized and the proceeds from the sales of such assets were invested at then current yields. There were no such adjustments at December 31, 2022.

Below-Investment Grade Securities

At December 31, 2022, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,410.4 million, or 6.0 percent of the Company's fixed maturity portfolio (or $771.7 million, or 3.3 percent, of the Company's fixed maturity portfolio measured based on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,318.5 million, or 93 percent of the amortized cost (or $672.8 million, or 87 percent of the amortized cost based on credit quality ratings assigned by the NAIC).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$112.0	$110.8
Due after one year through five years	1,913.7	1,790.2
Due after five years through ten years	2,098.9	1,910.4
Due after ten years	12,629.4	10,523.2
Subtotal	16,754.0	14,334.6
Structured securities	6,630.2	6,018.8
Total fixed maturities, available for sale	$23,384.2	$20,353.4

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2022	2021	2020
General account assets:
Fixed maturities	$1,084.1	$962.6	$924.8
Equity securities	5.9	4.3	3.0
Mortgage loans	63.0	65.0	79.5
Policy loans	8.4	8.2	8.5
Other invested assets	38.0	124.8	84.0
Cash and cash equivalents	5.9	.3	2.6
Policyholder and other special-purpose portfolios:
Trading securities	7.7	7.2	28.1
Options related to fixed indexed products:
Option income (loss)	(6.3)	212.0	35.0
Change in value of options	(200.3)	8.9	4.5
Other special-purpose portfolios	35.8	52.4	75.9
Gross investment income	1,042.2	1,445.7	1,245.9
Less investment expenses	26.3	25.0	23.4
Net investment income	$1,015.9	$1,420.7	$1,222.5

At December 31, 2022, the amortized cost and carrying value of fixed maturities that were non-income producing during 2022 totaled $1.0 million and nil, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	2022	2021	2020
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$99.8	$51.6	$48.6
Gross realized losses on sales of fixed maturities, available for sale	(104.0)	(20.4)	(53.7)
Equity securities, net	(8.3)	(2.9)	(3.3)
Other, net	(5.4)	(7.0)	(10.0)
Total realized investment gains (losses)	(17.9)	21.3	(18.4)
Change in allowance for credit losses and impairments of other investments (a)	(52.6)	12.2	(18.5)
Change in fair value of equity securities (b)	(2.9)	(7.3)	(1.8)
Other changes in fair value (c)	(62.0)	(7.1)	2.5
Other investment losses	(117.5)	(2.2)	(17.8)
Total investment gains (losses)	$(135.4)	$19.1	$(36.2)
_________________
(a)    Changes in the allowance for credit losses includes $(1.8) million, $11.4 million and $(5.2) million for the years ended December 31, 2022, 2021 and 2020, respectively, related to investments held by VIEs.
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective years) were $(7.3) million, $(7.8) million and $(1.7) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective years) were $(43.3) million, $(3.1) million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During 2022, we recognized net investment losses of $135.4 million, which were comprised of: (i) $9.6 million of net losses from the sales of investments; (ii) $11.2 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $45.9 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $16.1 million; and (v) an increase in the allowance for credit losses of $52.6 million.

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

At December 31, 2022, there were no fixed maturity investments in default.

During 2022, the $104.0 million of realized losses on sales of $1,651.5 million of fixed maturity securities, available for sale, included: (i) $70.9 million related to various corporate securities; (ii) $16.5 million related to non-agency residential mortgage-backed securities; (iii) $7.5 million related to states and political subdivisions; and (iv) $9.1 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

During 2021, the $20.4 million of realized losses on sales of $493.5 million of fixed maturity securities, available for sale included: (i) $19.5 million related to various corporate securities; and (ii) $0.9 million related to various other investments.

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

The following summarizes the investments sold at a loss during 2022 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	21	$85.6	$51.8
Greater than or equal to 6 months and less than 12 months prior to sale	3	6.1	4.2
		$91.7	$56.0

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$91.2	$89.8
Due after one year through five years	1,741.9	1,615.5
Due after five years through ten years	1,845.3	1,649.8
Due after ten years	11,631.2	9,485.8
Subtotal	15,309.6	12,840.9
Structured securities	6,040.1	5,385.9
Total	$21,349.7	$18,226.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2022 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	6	$47.5	$(11.1)	$36.4
Greater than or equal to 6 months and less than 12 months	5	33.6	(10.3)	23.3
Total		$81.1	$(21.4)	$59.7

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2022 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$2,830.8	$(329.4)	$370.4	$(129.3)	$3,201.2	$(458.7)
United States Treasury securities and obligations of United States government corporations and agencies	134.4	(9.6)	21.9	(3.4)	156.3	(13.0)
States and political subdivisions	667.0	(124.8)	132.1	(58.5)	799.1	(183.3)
Foreign governments	35.0	(3.5)	2.1	(.3)	37.1	(3.8)
Asset-backed securities	914.0	(90.1)	258.1	(53.4)	1,172.1	(143.5)
Agency residential mortgage-backed securities	59.7	(.7)	—	—	59.7	(.7)
Non-agency residential mortgage-backed securities	861.6	(89.7)	335.4	(102.2)	1,197.0	(191.9)
Collateralized loan obligations	553.0	(27.4)	184.2	(12.2)	737.2	(39.6)
Commercial mortgage-backed securities	1,581.4	(160.0)	593.3	(112.3)	2,174.7	(272.3)
Total fixed maturities, available for sale	$7,636.9	$(835.2)	$1,897.5	$(471.6)	$9,534.4	$(1,306.8)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2022, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three years ended December 31, 2022 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Non-agency residential mortgage-backed securities	Total
Allowance at January 1, 2020	$2.1	$—	$—	$—	$—	$2.1
Additions for securities for which credit losses were not previously recorded	23.6	.7	.1	.3	1.0	25.7
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	(22.3)	(.4)	(.1)	(.3)	(1.0)	(24.1)
Reduction for securities sold during the period	(1.5)	—	—	—	—	(1.5)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at December 31, 2020	1.9	.3	—	—	—	2.2
Additions for securities for which credit losses were not previously recorded	6.1	.1	.1	—	—	6.3
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	.2	(.4)	.2	—	—	—
Reduction for securities sold during the period	(.8)	—	(.1)	—	—	(.9)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at December 31, 2021	7.4	—	.2	—	—	7.6
Additions for securities for which credit losses were not previously recorded	48.9	.7	.5	.3	—	50.4
Additions for purchased securities with deteriorated credit	—	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	10.3	.3	(.3)	—	—	10.3
Reduction for securities sold during the period	(12.2)	(.1)	—	—	—	(12.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—	—
Allowance at December 31, 2022	$54.4	$.9	$.4	$.3	$—	$56.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Structured Securities

At December 31, 2022, fixed maturity investments included structured securities with an estimated fair value of $6.0 billion (or 29.6 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2022.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The amortized cost and estimated fair value of structured securities at December 31, 2022, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,435.7	$1,287.0	6.3%
Agency residential mortgage-backed securities	174.3	175.0	.9
Non-agency residential mortgage-backed securities	1,700.4	1,548.5	7.6
Collateralized loan obligations	825.2	785.9	3.9
Commercial mortgage-backed securities	2,494.6	2,222.4	10.9
Total structured securities	$6,630.2	$6,018.8	29.6%

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

At December 31, 2022, the mortgage loan balance was primarily comprised of commercial mortgage loans. Approximately 16 percent, 10 percent, 7 percent and 7 percent of the commercial mortgage loan balance were on properties located in California, Maryland, Wisconsin and Georgia, respectively. No other state comprised greater than six percent of the commercial mortgage loan balance. At December 31, 2022, there were no commercial mortgage loans in process of foreclosure.

At December 31, 2022, we held residential mortgage loan investments with a carrying value of $187.7 million and a fair value of $190.7 million. At December 31, 2022, there were three residential mortgage loans that were noncurrent with a carrying value of $0.6 million (of which, two loans with a carrying value of $0.5 million were in foreclosure).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2022 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2022	2021	2020	2019	2018	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$234.1	$114.7	$43.5	$75.4	$66.5	$476.3	$1,010.5	$889.8	$4,027.6
60% to less than 70%	47.2	13.2	—	—	8.2	45.0	113.6	104.7	170.7
70% to less than 80%	33.0	22.6	—	—	—	—	55.6	47.2	72.3
80% to less than 90%	—	—	—	—	—	42.5	42.5	34.5	52.0
90% or greater	—	—	—	—	—	10.0	10.0	6.7	10.7
Total	$314.3	$150.5	$43.5	$75.4	$74.7	$573.8	$1,232.2	$1,082.9	$4,333.3
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three years ended December 31, 2022 (dollars in millions):

Mortgage loans
Allowance for credit losses at January 1, 2020	$6.7
Current period provision for expected credit losses	5.1
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at December 31, 2020	11.8
Current period provision for expected credit losses	(6.2)
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at December 31, 2021	5.6
Current period provision for expected credit losses	2.4
Initial allowance recognized for purchased financial assets with credit deterioration	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—
Allowance for credit losses at December 31, 2022	$8.0

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate fair value of $37.2 million and $38.8 million at December 31, 2022 and 2021, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2022 and 2021.

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

•Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker/dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities, certain structured securities, mortgage loans, and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed indexed annuity products and to a modified coinsurance arrangement), and funding agreements since their values include significant unobservable inputs including actuarial assumptions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2022 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,584.9	$127.8	$11,712.7
United States Treasury securities and obligations of United States government corporations and agencies	—	158.7	—	158.7
States and political subdivisions	—	2,388.5	—	2,388.5
Foreign governments	—	74.7	—	74.7
Asset-backed securities	—	1,230.0	57.0	1,287.0
Agency residential mortgage-backed securities	—	175.0	—	175.0
Non-agency residential mortgage-backed securities	—	1,492.3	56.2	1,548.5
Collateralized loan obligations	—	782.5	3.4	785.9
Commercial mortgage-backed securities	—	2,207.9	14.5	2,222.4
Total fixed maturities, available for sale	—	20,094.5	258.9	20,353.4
Equity securities - corporate securities	59.6	—	75.7	135.3
Trading securities:
Asset-backed securities	—	15.1	—	15.1
Agency residential mortgage-backed securities	—	.3	—	.3
Non-agency residential mortgage-backed securities	—	60.2	.5	60.7
Commercial mortgage-backed securities	—	131.8	—	131.8
Total trading securities	—	207.4	.5	207.9
Investments held by variable interest entities - corporate securities	—	1,077.6	—	1,077.6
Other invested assets:
Derivatives	—	56.7	—	56.7
Residential tranches	—	—	18.3	18.3
Total other invested assets	—	56.7	18.3	75.0
Assets held in separate accounts	—	2.7	—	2.7
Total assets carried at fair value by category	$59.6	$21,438.9	$353.4	$21,851.9

Liabilities:
Embedded derivatives associated with fixed indexed annuity products (classified as policyholder account liabilities)	$—	$—	$1,297.0	$1,297.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2021 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$15,361.1	$89.7	$15,450.8
United States Treasury securities and obligations of United States government corporations and agencies	—	219.6	—	219.6
States and political subdivisions	—	3,004.2	—	3,004.2
Foreign governments	—	98.5	—	98.5
Asset-backed securities	—	1,136.3	26.6	1,162.9
Agency residential mortgage-backed securities	—	40.4	—	40.4
Non-agency residential mortgage-backed securities	—	2,023.8	—	2,023.8
Collateralized loan obligations	—	583.3	5.0	588.3
Commercial mortgage-backed securities	—	2,197.9	19.0	2,216.9
Total fixed maturities, available for sale	—	24,665.1	140.3	24,805.4
Equity securities - corporate securities	100.8	18.8	11.5	131.1
Trading securities:
Asset-backed securities	—	5.8	—	5.8
Agency residential mortgage-backed securities	—	.4	—	.4
Non-agency residential mortgage-backed securities	—	77.5	3.5	81.0
Commercial mortgage-backed securities	—	127.1	12.9	140.0
Total trading securities	—	210.8	16.4	227.2
Investments held by variable interest entities - corporate securities	—	1,197.4	2.2	1,199.6
Other invested assets - derivatives	—	227.5	—	227.5
Assets held in separate accounts	—	3.9	—	3.9
Total assets carried at fair value by category	$100.8	$26,323.5	$170.4	$26,594.7

Liabilities:
Embedded derivatives associated with fixed indexed annuity products (classified as policyholder account liabilities)	$—	$—	$1,724.1	$1,724.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2022
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,273.6	$1,273.6	$1,411.9
Policy loans	—	—	121.6	121.6	121.6
Other invested assets:
Company-owned life insurance	—	199.1	—	199.1	199.1
Cash and cash equivalents:
Unrestricted	575.7	—	—	575.7	575.7
Held by variable interest entities	69.2	—	—	69.2	69.2
Liabilities:
Policyholder account liabilities	—	—	14,858.3	14,858.3	14,858.3
Investment borrowings	—	1,640.5	—	1,640.5	1,639.5
Borrowings related to variable interest entities	—	1,066.3	—	1,066.3	1,104.6
Notes payable – direct corporate obligations	—	1,077.0	—	1,077.0	1,138.8

	December 31, 2021
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,297.5	$1,297.5	$1,218.6
Policy loans	—	—	120.2	120.2	120.2
Other invested assets:
Company-owned life insurance	—	207.0	—	207.0	207.0
Cash and cash equivalents:
Unrestricted	632.1	—	—	632.1	632.1
Held by variable interest entities	99.6	—	—	99.6	99.6
Liabilities:
Policyholder account liabilities	—	—	13,689.7	13,689.7	13,689.7
Investment borrowings	—	1,719.6	—	1,719.6	1,715.8
Borrowings related to variable interest entities	—	1,144.8	—	1,144.8	1,147.9
Notes payable – direct corporate obligations	—	1,283.4	—	1,283.4	1,137.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2022 (dollars in millions):

	December 31, 2022
	Beginning balance as of December 31, 2021	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2022	Amount of total gains (losses) for the year ended December 31, 2022 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the year ended December 31, 2022 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$89.7	$15.2	$(10.4)	$(35.5)	$76.2	$(7.4)	$127.8	$(9.8)	$(37.8)
Asset-backed securities	26.6	38.1	(.1)	(10.3)	2.7	—	57.0	—	(10.3)
Non-agency residential mortgage-backed securities	—	14.3	(.3)	(24.7)	66.9	—	56.2	—	(24.7)
Collateralized loan obligations	5.0	—	—	(.2)	3.6	(5.0)	3.4	—	(.4)
Commercial mortgage-backed securities	19.0	—	—	(4.5)	—	—	14.5	—	(4.6)
Total fixed maturities, available for sale	140.3	67.6	(10.8)	(75.2)	149.4	(12.4)	258.9	(9.8)	(77.8)
Equity securities - corporate securities	11.5	63.9	.3	—	—	—	75.7	.4	—
Trading securities:
Non-agency residential mortgage-backed securities	3.5	—	(.3)	—	.8	(3.5)	.5	(.3)	—
Commercial mortgage-backed securities	12.9	—	—	—	—	(12.9)	—	—	—
Total trading securities	16.4	—	(.3)	—	.8	(16.4)	.5	(.3)	—
Investments held by variable interest entities - corporate securities	2.2	(2.1)	(.1)	—	—	—	—	—	—
Other invested assets - residual tranches	—	18.6	—	(2.1)	1.8	—	18.3	—	(2.1)

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. The following summarizes such activity for the year ended December 31, 2022 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$27.3	$(12.1)	$—	$—	$15.2
Asset-backed securities	41.0	(2.9)	—	—	38.1
Non-agency residential mortgage-backed securities	20.3	(6.0)	—	—	14.3
Total fixed maturities, available for sale	88.6	(21.0)	—	—	67.6
Equity securities - corporate securities	67.0	(3.1)	—	—	63.9
Investments held by variable interest entities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	18.6	—	—	—	18.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2021 (dollars in millions):

	December 31, 2021
	Beginning balance as of December 31, 2020	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2021	Amount of total gains (losses) for the year ended December 31, 2021 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the year ended December 31, 2021 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$146.9	$25.0	$(.5)	$1.4	$—	$(83.1)	$89.7	$(.5)	$(.6)
Asset-backed securities	14.3	14.4	—	(.1)	—	(2.0)	26.6	—	(.1)
Non-agency residential mortgage-backed securities	1.6	—	—	—	—	(1.6)	—	—	—
Collateralized loan obligations	—	5.0	—	—	—	—	5.0	—	—
Commercial mortgage-backed securities	—	6.5	—	(.7)	13.2	—	19.0	—	(.8)
Total fixed maturities, available for sale	162.8	50.9	(.5)	.6	13.2	(86.7)	140.3	(.5)	(1.5)
Equity securities - corporate securities	26.8	(8.0)	(7.3)	—	—	—	11.5	(7.3)	—
Trading securities:
Non-agency residential mortgage-backed securities	5.9	(2.5)	(.4)	.5	—	—	3.5	(.4)	—
Commercial mortgage-backed securities	17.0	—	(.1)	.7	—	(4.7)	12.9	(.1)	—
Total trading securities	22.9	(2.5)	(.5)	1.2	—	(4.7)	16.4	(.5)	—
Investments held by variable interest entities - corporate securities	—	(.2)	—	.1	2.3	—	2.2	—	.1

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

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3. Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and other special-purpose portfolios or investment gains (losses) within the consolidated statement of operations or accumulated other comprehensive income (loss) within shareholders' equity based on the appropriate accounting treatment for the instrument. The amount presented for gains (losses) included in our net income for assets still held as of the reporting date primarily represents: (i) the change in the allowance for credit losses for fixed maturities, available for sale; and (ii) changes in fair value of equity securities and trading securities that are held as of the reporting date. The amount presented for gains (losses) included in accumulated other comprehensive income (loss) for assets still held as of the reporting date primarily represents changes in the fair value of fixed maturities, available for sale, that are held as of the reporting date.

At December 31, 2022, 86 percent of our Level 3 fixed maturities, available for sale, were investment grade and 49 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes changes in the value of our embedded derivatives associated with fixed indexed annuity products (classified as policyholder account liabilities) which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	2022	2021
Balance at beginning of the period	$1,724.1	$1,644.5
Premiums less benefits	61.4	103.1
Change in fair value, net	(488.5)	(23.5)
Balance at end of the period	$1,297.0	$1,724.1

The change in fair value, net for each period in our embedded derivatives is included in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2022 (dollars in millions):

	Fair value at December 31, 2022	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.23% - 3.94% (2.25%)
Corporate securities (c)	3.5	Recovery method	Percent of recovery expected	0.00% - 35.00% (35.00%)
Corporate securities (d)	.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	21.8	Discounted cash flow analysis	Discount margins	2.50% - 3.86% (3.30%)
Equity securities (f)	63.9	Market comparables	EBITDA multiples	8.5X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	11.7	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	249.0	Unadjusted third-party price source	Not applicable	Not applicable
Total	353.4
Liabilities:
Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) (j)	1,297.0	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.77% - 5.48% (4.47%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(g)    Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would have resulted in a significantly higher (lower) fair value measurement.
(h)    Equity securities - For these assets, there were no adjustments to the purchase price.
(i)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources.
(j)    Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2021 (dollars in millions):

	Fair value at December 31, 2021	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$.1	Discounted cash flow analysis	Discount margins	4.49%
Corporate securities (c)	2.3	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Corporate securities (d)	12.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	11.6	Discounted cash flow analysis	Discount margins	1.50%
Equity securities (f)	3.3	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (g)	8.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (h)	132.4	Unadjusted third-party price source	Not applicable	Not applicable
Total	170.4
Liabilities:
Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) (i)	1,724.1	Discounted projected embedded derivatives	Projected portfolio yields	3.98% - 4.37% (3.99%)
			Discount rates	0.31% - 3.18% (1.89%)
			Surrender rates	1.50% - 26.40% (9.00%)
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
(i)    Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

5. LIABILITIES FOR INSURANCE PRODUCTS

Our future policy benefits are summarized as follows (dollars in millions):

	Withdrawal assumption	Morbidity assumption	Mortality assumption	Average interest rate assumption	2022	2021

Long-term care	Company experience	Company experience	Company experience	5%	$5,292.4	$5,236.1
Traditional life insurance contracts	Company experience	Not applicable	(a)	5%	2,695.6	2,632.4
Accident and health contracts	Company experience	Company experience	Company experience	5%	3,384.3	3,302.7
Interest-sensitive life insurance contracts	Company experience	Company experience	Company experience	5%	53.5	73.6
Annuities and supplemental contracts with life contingencies	Company experience	Not applicable	(b)	3%	383.3	425.9
Total					$11,809.1	$11,670.7
____________________
(a)    Principally, modifications of: (i) the 1965 ‑ 70 and 1975 - 80 Basic Tables; and (ii) the 1941, 1958 and 1980 Commissioners' Standard Ordinary Tables; as well as Company experience.
(b)    Principally, modifications of: (i) the 1971 Individual Annuity Mortality Table; (ii) the 1983 Table "A"; and (iii) the Annuity 2000 Mortality Table; as well as Company experience.

Our policyholder account liabilities are summarized as follows (dollars in millions):

	2022	2021
Fixed indexed annuities	$9,268.9	$8,891.7
Other annuities	2,855.6	3,014.2
Interest-sensitive life insurance contracts	1,323.0	1,281.8
Funding agreements	1,410.8	502.0
Total	$14,858.3	$13,689.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the unpaid claims reserve (included in claims payable) and disabled life reserves related to accident and health insurance (included in the liability for future policy benefits) were as follows (dollars in millions):

	2022	2021	2020
Balance, beginning of year	$1,742.2	$1,825.0	$1,921.2
Less reinsurance (receivables) payables	(814.6)	(881.5)	(993.2)
Net balance, beginning of year	927.6	943.5	928.0
Incurred claims related to:
Current year	1,177.8	1,205.0	1,177.8
Prior years (a)	(111.2)	(111.5)	(75.2)
Total incurred	1,066.6	1,093.5	1,102.6
Interest on claim reserves	33.1	34.8	36.8
Paid claims related to:
Current year	(789.6)	(802.9)	(766.1)
Prior years	(342.6)	(341.3)	(357.8)
Total paid	(1,132.2)	(1,144.2)	(1,123.9)
Net balance, end of year	895.1	927.6	943.5
Add reinsurance receivables (payables)	863.2	814.6	881.5
Balance, end of year	$1,758.3	$1,742.2	$1,825.0
___________
(a)    The reserves and liabilities we establish are necessarily based on estimates, assumptions and prior years' statistics. Such amounts will fluctuate based upon the estimation procedures used to determine the amount of unpaid losses. It is possible that actual claims will exceed our reserves and have a material adverse effect on our results of operations and financial condition.
6. INCOME TAXES

The components of income tax expense (benefit) were as follows (dollars in millions):

	2022	2021	2020
Current tax expense (benefit)	$31.8	$64.1	$(24.0)
Deferred tax expense	88.7	62.6	100.5
Income tax expense calculated based on annual effective tax rate	120.5	126.7	76.5
Income tax expense on discrete items:
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act (as defined below)	—	—	(34.0)
Total income tax expense	$120.5	$126.7	$42.5

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a tax-and-spending package intended to provide economic relief to address the impact of the COVID-19 pandemic, was signed into law in March 2020. Provisions in the CARES Act permitted NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we were able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a $34.0 million tax benefit in 2020 due to the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repealed the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Cuts and Job Act (the "Tax Reform Act")). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs. In July 2021, we received an $80 million refund from the Internal Revenue Service (the "IRS") pursuant to the carryback provisions in the CARES Act.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2022	2021	2020
U.S. statutory corporate rate	21.0%	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.4)	(.5)	(.4)
State taxes	2.7	1.8	1.6
Carryback of net operating losses to years with a higher statutory corporate rate pursuant to provisions of the CARES Act	—	—	(9.9)
Effective tax rate	23.3%	22.3%	12.3%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2022	2021
Deferred tax assets:
Net federal operating loss carryforwards	$166.0	$241.4
Net state operating loss carryforwards	2.5	2.3
Insurance liabilities	322.2	390.7
Indirect costs allocable to self-constructed real estate assets	214.8	158.3
Accumulated other comprehensive loss	589.0	—
Other	7.3	27.5
Gross deferred tax assets	1,301.8	820.2
Deferred tax liabilities:
Investments	(37.2)	(48.2)
Present value of future profits and deferred acquisition costs	(107.1)	(119.4)
Accumulated other comprehensive income	—	(540.4)
Gross deferred tax liabilities	(144.3)	(708.0)
Net deferred tax assets	1,157.5	112.2
Current income taxes prepaid	8.0	6.1
Income tax assets, net	$1,165.5	$118.3

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Reform Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded, tax planning strategies and the COVID-19 pandemic. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2022, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

date our NOLs expire. Such estimates are subject to the risks and uncertainties associated with the COVID-19 pandemic and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $1,157.5 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.29 percent at December 31, 2022), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2022, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

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

In 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the "Original Section 382 Charter Amendment"). Subject to the provisions set forth in the Original Section 382 Charter Amendment, the transfer restrictions generally will restrict any direct or indirect transfer (such as transfers of our common stock that results from the transfer of interests in other entities that own our stock) if: (i) the transferor is a person or public group (as such term is defined

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

in the regulations under Section 382) who directly or indirectly owns or is deemed to own 4.99% or more of our common stock; (ii) the effect of the transfer would be to increase the direct or indirect ownership of our common stock by any person or public group from less than 4.99% to 4.99% or more of our common stock; or (iii) the effect of the transfer would be to increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 4.99% or more of our common stock. The Original Section 382 Charter Amendment was amended and extended in 2013, 2016, 2019 and 2022 (the "2022 Section 382 Charter Amendment"). The expiration date for the 2022 Section 382 Charter Amendment is July 31, 2025.

We have $0.8 billion of federal NOLs as of December 31, 2022, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$203.7
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$790.3

Our life NOLs were fully utilized in 2020. Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million and $2.3 million at December 31, 2022 and 2021, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

There were no unrecognized tax benefits in either 2022 or 2021.

The IRS is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2022. The Company’s various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2022 and 2021 (dollars in millions):

	2022	2021
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issuance costs	(11.2)	(12.7)
Direct corporate obligations	$1,138.8	$1,137.3

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

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement and the Second Amendment Agreement (as described below), the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022 (which was further extended in July 2021 as described below). As described above, all amounts outstanding under the Revolving Credit Agreement were repaid in connection with the issuance of the 2029 Notes.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 21.6 percent at December 31, 2022); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,493.9 million at December 31, 2022 compared to the minimum requirement of $2,694.4 million).

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2022 (dollars in millions):

Year ending December 31,
2023	$—
2024	—
2025	500.0
2026	—
2027	—
Thereafter	650.0
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Guaranty Fund Assessments

The balance sheet at December 31, 2022, included: (i) accruals of $6.2 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2022; and (ii) receivables of $10.6 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2021, such guaranty fund assessment accruals were $6.8 million and such receivables were $12.6 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.1 million, $2.7 million and $2.9 million in 2022, 2021 and 2020, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $20.5 million and $21.2 million at December 31, 2022 and 2021, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company rents office space, equipment and computer software under contractual commitments or noncancellable operating lease agreements. Total expense pursuant to these agreements was $86.4 million, $76.3 million and $74.9 million in 2022, 2021 and 2020, respectively.

The Company rents office space for certain administrative operations under an agreement that expires in 2023. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2023 and 2028. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Information related to our right of use assets are as follows (dollars in millions):

	2022	2021

Operating lease expense	$24.3	$24.6
Cash paid for operating lease liability	25.5	25.7
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	21.7	17.3
Total right of use assets	46.6	48.2

Maturities of our operating lease liabilities as of December 31, 2022 are as follows (dollars in millions):

2023	$22.4
2024	13.5
2025	8.1
2026	4.8
2027	1.9
Thereafter	.6
Total undiscounted lease payments	51.3
Less interest	(1.7)
Present value of lease liabilities	$49.6

Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	2.30%

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its exclusive agency force. Benefits were based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $128.8 million and $179.9 million at December 31, 2022 and 2021, respectively. Expenses incurred on this plan were $(42.8) million, $(2.6) million and $22.8 million during 2022, 2021 and 2020, respectively (including the recognition of gains (losses) of $48.9 million, $8.9 million and $(16.3) million in 2022, 2021 and 2020, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $199.1 million and $207.0 million at December 31, 2022 and 2021, respectively. Death benefits related to COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $(4.4) million, $(2.7) million and $15.7 million in 2022, 2021 and 2020, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

We used the following assumptions for the deferred compensation plan to calculate:

	2022	2021
Benefit obligations:
Discount rate	5.25%	2.75%
Net periodic cost:
Discount rate	2.75%	2.50%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2022 were as follows (dollars in millions):

2023	$8.1
2024	8.3
2025	8.5
2026	8.9
2027	8.9
2028 - 2032	44.7

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its exclusive agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $62.5 million and $68.8 million at December 31, 2022 and 2021, respectively. Company contribution expense totaled $6.3 million, $6.0 million and $4.9 million in 2022, 2021 and 2020, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the TOLI assets was $54.9 million and $62.0 million at December 31, 2022 and 2021, respectively.
The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $10.3 million, $6.7 million and $6.0 million in 2022, 2021 and 2020, respectively. Employer matching contributions are discretionary.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2022	2021
Assets:
Other invested assets:
Fixed indexed call options	$56.7	$225.0
Other	—	2.5
Reinsurance receivables	(17.8)	(1.7)
Total assets	$38.9	$225.8
Liabilities:
Policyholder account liabilities:
Fixed indexed products	$1,297.0	$1,724.1
Total liabilities	$1,297.0	$1,724.1

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $92 million in underlying investments held by the ceding reinsurer at December 31, 2022.

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed indexed annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2021	Additions	Maturities/terminations	December 31, 2022
Fixed indexed annuities - embedded derivative	Policies	120,103	13,503	(10,120)	123,486
Fixed indexed call options	Notional (a)	$2,988.9	$2,835.7	$(3,040.3)	$2,784.3
_________________
(a) Dollars in millions.

The following table provides the pre-tax gains (losses) recognized in revenues for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2022	2021	2020
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$(206.6)	$220.9	$39.5
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	(16.1)	(3.1)	2.6
Total revenues from derivative instruments, not designed as hedges	$(222.7)	$217.8	$42.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2022, all of our counterparties were rated "A-" or higher by S&P.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2022 and 2021 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
December 31, 2022:
Fixed indexed call options	$56.7	$—	$56.7	$—	$—	$56.7
December 31, 2021:
Fixed indexed call options	225.0	—	225.0	—	—	225.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

11. SHAREHOLDERS' EQUITY

In May 2011, the Company announced a securities repurchase program. In 2022, 2021 and 2020, we repurchased 7.6 million, 16.6 million and 14.5 million shares, respectively, for $180.0 million, $402.4 million and $263.0 million, respectively, under the securities repurchase program. The Company had remaining repurchase authority of $186.9 million as of December 31, 2022.

In 2022, 2021 and 2020, dividends declared on common stock totaled $65.0 million ($0.55 per common share), $66.1 million ($0.51 per common share) and $67.4 million ($0.47 per common share), respectively. In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share. In May 2021, the Company increased its quarterly common stock dividend to $0.13 per share from $0.12 per share. In May 2020, the Company increased its quarterly common stock dividend to $0.12 per share from $0.11 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company (although no grants have been made to such other individuals). As of December 31, 2022, 2021 and 2020, there were 5.6 million shares, 7.8 million shares and 8.8 million shares, respectively, that were available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock options granted in 2010 through 2014 generally vest on a graded basis over a three year service term and expire seven years from the date of grant. Our stock options granted in 2015 through 2019 generally vest on a graded basis over a three year service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million of stock options vests on a graded basis over a five year service term and expires ten years from the date of grant. There have been no stock options granted since 2019. The vesting periods for our awards of restricted stock and restricted stock units (collectively "restricted stock") generally range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2022 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	3,411	$19.28
Options granted	—	—
Exercised	(618)	(18.43)		$3.8
Forfeited or terminated	(57)	(20.18)
Outstanding at the end of the year	2,736	19.45	4.7	$15.1
Options exercisable at the end of the year	2,540		4.6	$14.1

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

We recognized compensation expense related to stock options totaling $0.9 million ($0.7 million after income taxes) in 2022, $1.6 million ($1.3 million after income taxes) in 2021 and $2.6 million ($2.1 million after income taxes) in 2020. Compensation expense related to stock options reduced both basic and diluted earnings per share by one cent in each of 2022, 2021 and 2020. At December 31, 2022, the unrecognized compensation expense for non-vested stock options totaled $0.3 million which is expected to be recognized over a weighted average period of 0.4 years. Cash received by the Company from the exercise of stock options was $10.4 million, $18.4 million and $16.5 million during 2022, 2021 and 2020, respectively.

The following table summarizes information about stock options outstanding at December 31, 2022 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$15.08 - $21.06	2,412	4.7	$18.93	2,216	$18.80
$23.33	324	4.8	23.33	324	23.33
	2,736			2,540

During 2022, 2021 and 2020, the Company granted restricted stock of 0.5 million, 0.4 million and 0.5 million, respectively, to certain directors, officers and employees of the Company at a weighted average fair value of $23.59 per share, $23.53 per share and $18.28 per share, respectively. The fair value of such grants totaled $12.0 million, $10.5 million and $9.5 million in 2022, 2021 and 2020, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2022 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	975	$20.30
Granted	509	23.59
Vested	(418)	(19.79)
Forfeited	(43)	(23.52)
Non-vested shares, end of year	1,023	22.01

At December 31, 2022, the unrecognized compensation expense for non-vested restricted stock totaled $9.8 million which is expected to be recognized over a weighted average period of 1.9 years. At December 31, 2021, the unrecognized compensation expense for non-vested restricted stock totaled $8.7 million. We recognized compensation expense related to restricted stock awards totaling $9.9 million, $9.0 million and $8.7 million in 2022, 2021 and 2020, respectively. The fair value of restricted stock that vested during 2022, 2021 and 2020 was $8.3 million, $8.4 million and $6.8 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

In 2022, 2021 and 2020, the Company granted performance units totaling 0.4 million, 0.4 million and 0.5 million, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally one to three years), each as defined in the award. The performance units granted in 2022, 2021 and 2020 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Operating earnings per share awards
Awards outstanding at December 31, 2019	551	551	—
Granted in 2020	—	247	247
Additional shares issued pursuant to achieving certain performance criteria (a)	—	138	—
Shares vested in 2020	—	(281)	—
Forfeited	(212)	(74)	(8)
Awards outstanding at December 31, 2020	339	581	239
Granted in 2021	—	209	209
Additional shares issued pursuant to achieving certain performance criteria (a)	—	57	—
Shares vested in 2021	(81)	(178)	—
Forfeited	(55)	(34)	(23)
Awards outstanding at December 31, 2021	203	635	425
Granted in 2022	—	204	204
Additional shares issued pursuant to achieving certain performance criteria (a)	188	186	—
Shares vested in 2022	(389)	(390)	—
Forfeited	—	(24)	(25)
Awards outstanding at December 31, 2022	2	611	604

_________________________
(a) The performance units that vested in 2020, 2021 and 2022 provided for a payout of up to 200 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded was $10.5 million and $9.9 million in 2022 and 2021, respectively. We recognized compensation expense of $13.8 million, $14.6 million and $12.5 million in 2022, 2021 and 2020, respectively, related to the performance units.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2022	2021	2020
Net income for basic earnings per share	$396.8	$441.0	$301.8
Shares:
Weighted average shares outstanding for basic earnings per share	115,733	128,400	142,096
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,984	2,726	1,068
Weighted average shares outstanding for diluted earnings per share	117,717	131,126	143,164

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

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2022	2021	2020
Direct premiums collected (a)	$4,619.7	$4,457.7	$4,176.0
Reinsurance assumed	18.6	20.7	23.0
Reinsurance ceded	(214.6)	(231.3)	(247.8)
Premiums collected, net of reinsurance	4,423.7	4,247.1	3,951.2
Change in unearned premiums	9.8	.9	9.2
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities (a)	(2,123.6)	(1,905.2)	(1,620.1)
Premiums on traditional products with mortality or morbidity risk	2,309.9	2,342.8	2,340.3
Fees and surrender charges on interest-sensitive products	189.9	180.6	171.0
Insurance policy income	$2,499.8	$2,523.4	$2,511.3
________________
(a)     Excludes $899.0 million and $499.9 million in 2022 and 2021, respectively, of funds received from the issuance of funding agreements pursuant to our funding agreement-backed note ("FABN") program.

The four states with the largest shares of 2022 collected premiums were Florida (11 percent), Pennsylvania (6 percent), Iowa (6 percent) and Texas (5 percent). No other state accounted for more than five percent of total collected premiums.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Other operating costs and expenses were as follows (dollars in millions):

	2022	2021	2020
Commission expense	$117.9	$116.4	$111.8
Salaries and wages	287.9	267.9	252.6
Other	548.8	603.0	577.6
Total other operating costs and expenses	$954.6	$987.3	$942.0

Changes in deferred acquisition costs were as follows (dollars in millions):

	2022	2021	2020
Balance, beginning of year	$1,112.0	$1,027.8	$1,215.5
Additions	332.2	298.8	275.8
Amortization	(282.7)	(252.4)	(233.4)
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	751.9	37.8	(230.1)
Balance, end of year	$1,913.4	$1,112.0	$1,027.8

Changes in the present value of future profits were as follows (dollars in millions):

	2022	2021	2020
Balance, beginning of year	$222.6	$249.4	$275.4
Amortization	(26.9)	(28.7)	(34.7)
Amounts related to changes in unrealized investment gains (losses) on fixed maturities, available for sale	16.5	1.9	8.7
Balance, end of year	$212.2	$222.6	$249.4

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2022 balance of the present value of future profits in 2023, 11 percent in 2024, 9 percent in 2025, 8 percent in 2026 and 7 percent in 2027. The discount rate used to determine the amortization of the present value of future profits averaged approximately 5 percent in the years ended December 31, 2022, 2021 and 2020.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2022	2021	2020
Cash flows from operating activities:
Net income	$396.8	$441.0	$301.8
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	345.3	319.5	303.9
Income taxes	86.6	146.5	14.1
Insurance liabilities	(175.6)	346.2	397.6
Accrual and amortization of investment income	138.7	(347.6)	(125.2)
Deferral of policy acquisition costs	(332.2)	(298.8)	(275.8)
Net investment (gains) losses	135.4	(19.1)	36.2
Other (a)	(99.6)	10.6	82.9
Net cash from operating activities	$495.4	$598.3	$735.5

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2022	2021	2020
Stock options, restricted stock and performance units	$25.2	$26.0	$24.5

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2022	2021
Statutory capital and surplus	$1,849.8	$1,799.6
Asset valuation reserve	305.8	332.5
Interest maintenance reserve	395.7	407.9
Total	$2,551.3	$2,540.0

Statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2022 and 2021, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by the insurance companies to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our insurance subsidiaries was $238.0 million, $277.5 million and $409.6 million in 2022, 2021 and 2020, respectively. In 2020, statutory net operating income and capital and surplus were favorably impacted by $99 million and $53 million, respectively, related to certain provisions in the CARES Act. The favorable impact resulted from provisions that permitted the carryback of net operating losses that were created after 2017 and the temporary repeal of the 80% limitation on the utilization of NOLs created after 2017. Also included in net income were net realized capital losses, net of income taxes, of $25.9 million, $11.2 million and $11.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

million in 2022, 2021 and 2020, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $168.4 million, $164.2 million and $163.8 million in 2022, 2021 and 2020, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate insurance subsidiaries of CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2022, our insurance subsidiaries paid dividends of $143.6 million to CDOC. In 2022, CDOC made a capital contribution of $14.6 million to CLTX.

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

RBC requirements provide a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2022 statutory annual statements of each of our insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

We market our products through the Consumer and Worksite Divisions that reflect the customers served by the Company.

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investments income not allocated to product lines), net of interest expense on corporate debt. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by WBD (our on-line benefit administration firm), Optavise (a national provider of year-round technology-driven employee benefits management services) and the operations of our broker/dealer and registered investment advisor.

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

Operating information by segment is as follows (dollars in millions):

	2022	2021	2020
Revenues:
Annuity:
Insurance policy income	$23.1	$19.6	$18.8
Net investment income	466.8	462.4	465.1
Total annuity revenues	489.9	482.0	483.9
Health:
Insurance policy income	1,617.3	1,661.5	1,699.5
Net investment income	287.6	287.7	282.3
Total health revenues	1,904.9	1,949.2	1,981.8
Life:
Insurance policy income	859.4	842.3	793.0
Net investment income	146.2	144.7	139.6
Total life revenues	1,005.6	987.0	932.6
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	(205.3)	219.8	37.8
Investment income not allocated to product lines	272.1	273.3	258.5
Fee revenue and other income:
Fee income	169.3	147.6	106.0
Amounts netted in expenses not allocated to product lines	30.5	17.2	6.9
Total segment revenues	$3,667.0	$4,076.1	$3,807.5
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2022	2021	2020
Expenses:
Annuity:
Insurance policy benefits	$124.3	$(14.5)	$(93.7)
Interest credited	178.1	149.1	170.6
Amortization and non-deferred commissions	26.4	77.1	110.3
Total annuity expenses	328.8	211.7	187.2
Health:
Insurance policy benefits	1,241.0	1,266.3	1,329.7
Amortization and non-deferred commissions	186.6	189.9	192.3
Total health expenses	1,427.6	1,456.2	1,522.0
Life:
Insurance policy benefits	585.2	613.5	570.0
Interest credited	47.4	44.4	44.5
Amortization, non-deferred commissions and advertising expense	200.1	178.7	153.1
Total life expenses	832.7	836.6	767.6
Allocated expenses	596.6	566.5	557.7
Expenses not allocated to product lines	71.3	95.4	90.7
Market value changes of options credited to fixed indexed annuity and life policyholders	(205.3)	219.8	37.8
Amounts netted in investment income not allocated to product lines:
Interest expense	96.0	72.2	76.4
Interest credited	28.5	2.2	—
Amortization	1.5	.1	—
Other expenses	(13.4)	16.6	15.0
Expenses netted in fee revenue:
Commissions and other operating expenses	145.6	128.2	89.3
Total segment expenses	3,309.9	3,605.5	3,343.7
Pre-tax measure of profitability:
Annuity margin	161.1	270.3	296.7
Health margin	477.3	493.0	459.8
Life margin	172.9	150.4	165.0
Total insurance product margin	811.3	913.7	921.5
Allocated expenses	(596.6)	(566.5)	(557.7)
Income from insurance products	214.7	347.2	363.8
Fee income	23.7	19.4	16.7
Investment income not allocated to product lines	159.5	184.5	167.1
Expenses not allocated to product lines	(40.8)	(80.5)	(83.8)
Operating earnings before taxes	357.1	470.6	463.8
Income tax expense on operating income	83.2	105.0	101.5
Net operating income	$273.9	$365.6	$362.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2022	2021	2020
Total segment revenues	$3,667.0	$4,076.1	$3,807.5
Total investment gains (losses)	(135.4)	19.1	(36.2)
Revenues related to earnings attributable to VIEs	45.2	27.0	35.5
Fee revenue related to transition services agreement	—	—	14.3
Consolidated revenues	3,576.8	4,122.2	3,821.1

Total segment expenses	3,309.9	3,605.5	3,343.7
Insurance policy benefits - fair value changes in embedded derivative liabilities	(340.9)	(90.1)	99.0
Amortization related to fair value changes in embedded derivative liabilities	93.7	22.9	(19.9)
Amortization related to investment gains (losses)	(3.4)	1.7	(2.4)
Expenses attributable to VIEs	43.0	24.4	33.8
Fair value changes related to agent deferred compensation plan	(48.9)	(8.9)	16.3
Expenses related to transition services agreement	—	—	8.8
Other expenses	6.1	(1.0)	(2.5)
Consolidated expenses	3,059.5	3,554.5	3,476.8
Income before tax	517.3	567.7	344.3
Income tax expense (benefit):
Income tax expense on period income	120.5	126.7	76.5
Valuation allowance for deferred tax assets and other tax items	—	—	(34.0)
Net income	$396.8	$441.0	$301.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Segment balance sheet information was as follows (dollars in millions):

	2022	2021
Assets:
Annuity	$11,323.9	$13,288.6
Health	9,221.6	10,558.7
Life	4,090.1	4,686.2
Investments not allocated to product lines	8,203.0	7,093.0
Assets of our non-life companies included in the fee income segment	207.7	194.0
Assets of our other non-life companies	292.9	383.9
Total assets	$33,339.2	$36,204.4
Liabilities:
Annuity	$12,367.0	$12,283.3
Health	9,727.4	9,610.0
Life	4,317.9	4,279.5
Liabilities associated with investments not allocated to product lines (a)	5,293.8	4,502.9
Liabilities of our non-life companies included in the fee income segment	23.5	25.0
Liabilities of our other non-life companies	208.8	244.0
Total liabilities	$31,938.4	$30,944.7

____________
(a)     Includes investment borrowings, policyholder account balances related to funding agreements, borrowings related to VIEs and notes payable - direct corporate obligations.

The following table presents selected financial information of our segments (dollars in millions):

Segment	Present value of future profits	Deferred acquisition costs	Insurance liabilities
2022
Annuity	$8.5	$655.1	$12,104.9
Health	189.7	636.4	9,642.1
Life	14.0	615.9	4,203.8
Amounts related to funding agreements included in investments not allocated to product lines	—	6.0	1,410.8
Total	$212.2	$1,913.4	$27,361.6
2021
Annuity	$—	$126.4	$11,956.2
Health	205.9	509.0	9,508.7
Life	16.7	473.3	4,145.9
Amounts related to funding agreements included in investments not allocated to product lines	—	3.3	502.0
Total	$222.6	$1,112.0	$26,112.8

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

2022	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$842.9	$855.0	$905.3	$973.6
Income before income taxes	$149.3	$175.4	$137.2	$55.4
Income tax expense	37.0	39.3	32.2	12.0
Net income	$112.3	$136.1	$105.0	$43.4
Earnings per common share:
Basic:
Net income	$.95	$1.18	$.92	$.38
Diluted:
Net income	$.93	$1.16	$.91	$.37

2021	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,006.0	$1,073.1	$968.3	$1,074.8
Income before income taxes	$190.0	$101.6	$128.0	$148.1
Income tax expense	42.6	23.6	28.2	32.3
Net income	$147.4	$78.0	$99.8	$115.8
Earnings per common share:
Basic:
Net income	$1.10	$.59	$.79	$.95
Diluted:
Net income	$1.08	$.58	$.77	$.93

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are estimated as follows: $187.0 million in 2023; $266.8 million in 2024; $245.4 million in 2025; $169.8 million in 2026; $100.4 million in 2027; $111.2 million in 2028; $19.1 million in 2029; and $7.0 million in 2030. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2022
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,077.6	$—	$1,077.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	69.2	—	69.2
Accrued investment income	3.5	—	3.5
Income tax assets, net	19.6	—	19.6
Other assets	2.5	(.8)	1.7
Total assets	$1,172.4	$(114.6)	$1,057.8
Liabilities:
Other liabilities	$29.3	$(2.4)	$26.9
Borrowings related to variable interest entities	1,104.6	—	1,104.6
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,260.0	$(128.5)	$1,131.5

	December 31, 2021
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,199.6	$—	$1,199.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	99.6	—	99.6
Accrued investment income	1.6	—	1.6
Income tax assets, net	8.4	—	8.4
Other assets	7.1	(.9)	6.2
Total assets	$1,316.3	$(114.7)	$1,201.6
Liabilities:
Other liabilities	$89.5	$(4.3)	$85.2
Borrowings related to variable interest entities	1,147.9	—	1,147.9
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,363.5	$(130.4)	$1,233.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2022	2021	2020
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$60.1	$45.6	$52.7
Fee revenue and other income	5.3	5.2	5.1
Total revenues	65.4	50.8	57.8
Expenses:
Interest expense	41.0	23.2	32.4
Other operating expenses	2.0	1.2	1.4
Total expenses	43.0	24.4	33.8
Income before net investment gains (losses) and income taxes	22.4	26.4	24.0
Net investment gains (losses)	(8.1)	3.6	(13.8)
Income before income taxes	$14.3	$30.0	$10.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors. At December 31, 2022, the amortized cost of the below-investment grade investments held by the VIEs was $1,103.5 million, or 97 percent of the VIEs investment portfolio. At December 31, 2022, such loans had an amortized cost of $1,134.2 million; gross unrealized gains of $1.0 million; gross unrealized losses of $52.1 million; an allowance for credit losses of $5.5 million; and an estimated fair value of $1,077.6 million. The estimated fair value of the below-investment grade portfolio was $1,047.2 million, or 95 percent of the amortized cost.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the three years ended December 31, 2022 (dollars in millions):

Corporate securities
Allowance at January 1, 2020	$9.9
Additions for securities for which credit losses were not previously recorded	26.6
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(15.7)
Reduction for securities sold during the period	(5.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at December 31, 2020	15.1
Additions for securities for which credit losses were not previously recorded	1.3
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(2.9)
Reduction for securities sold during the period	(9.8)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at December 31, 2021	3.7
Additions for securities for which credit losses were not previously recorded	7.8
Additions for purchased securities with deteriorated credit	—
Additions (reductions) for securities where an allowance was previously recorded	(3.0)
Reduction for securities sold during the period	(3.0)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—
Write-offs	—
Recoveries of previously written-off amount	—
Allowance at December 31, 2022	$5.5

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$11.4	$9.4
Due after one year through five years	732.9	699.0
Due after five years through ten years	389.9	369.2
Total	$1,134.2	$1,077.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2022, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$7.9	$5.9
Due after one year through five years	676.5	641.9
Due after five years through ten years	370.3	349.3
Total	$1,054.7	$997.1

The following summarizes the investments sold at a loss during 2022 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$7.0	$3.9
Greater than or equal to 6 months and less than 12 months prior to sale	2	1.7	.6
		$8.7	$4.5

The following summarizes the investments held by the VIEs rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2022 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	5	$13.2	$(3.9)	$9.3

During 2022, the VIEs recognized net investment losses of $8.1 million which were comprised of: (i) $6.3 million of net losses from the sales of fixed maturities; and (ii) a $1.8 million increase in the allowance for credit losses. Such net investment losses included gross realized losses of $6.3 million from the sale of $69.2 million of investments.

During 2021, the VIEs recognized net investment gains of $3.6 million which were comprised of: (i) $7.8 million of net losses from the sales of fixed maturities; and (ii) an $11.4 million decrease in the allowance for credit losses. Such net investment losses included gross realized losses of $8.1 million from the sale of $70.0 million of investments.

During 2020, the VIEs recognized net investment losses of $13.8 million which were comprised of: (i) $8.6 million of net losses from the sales of fixed maturities; and (ii) a $5.2 million increase in the allowance for credit losses. Such net investment losses included gross realized losses of $8.7 million from the sale of $57.4 million of investments.

At December 31, 2022, there were no fixed maturity investments held by the VIEs in default.

At December 31, 2022, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $392.2 million and gross unrealized losses of $14.2 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $477.9 million and gross unrealized losses of $17.3 million that had been in an unrealized loss position for greater than twelve months.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2    Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of December 13, 2022, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 14, 2022.

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

10.38*    Form of restricted stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.39*    Form of performance stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.40*    Consulting Agreement, dated December 6, 2022, between CNO Services, LLC and Bruce K. Baude, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 8, 2022.

21    Subsidiaries of the Registrant.

23.1    Consent of PricewaterhouseCoopers LLP.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Dated:  February 24, 2023

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 24, 2023
Gary C. Bhojwani	(Principal Executive Officer)

/s/ PAUL H. MCDONOUGH	Executive Vice President	February 24, 2023
Paul H. McDonough	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOHN R. KLINE	Senior Vice President	February 24, 2023
John R. Kline	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ELLYN L. BROWN	Director	February 24, 2023
Ellyn L. Brown

/s/ STEPHEN N. DAVID	Director	February 24, 2023
Stephen N. David

/s/ DAVID B. FOSS	Director	February 24, 2023
David B. Foss

/s/ MARY R. NINA HENDERSON	Director	February 24, 2023
Mary R. Nina Henderson

/s/ DANIEL R. MAURER	Director	February 24, 2023
Daniel R. Maurer

/s/ CHETLUR S. RAGAVAN	Director	February 24, 2023
Chetlur S. Ragavan

/s/ STEVEN E. SHEBIK	Director	February 24, 2023
Steven E. Shebik

/s/ FREDERICK J. SIEVERT	Director	February 24, 2023
Frederick J. Sievert

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2022 and 2021
(Dollars in millions)

ASSETS
	2022	2021
Cash and cash equivalents - unrestricted	$136.7	$196.2
Equity securities at fair value	36.6	49.9
Investment in wholly-owned subsidiaries (eliminated in consolidation)	2,292.4	6,054.3
Income tax assets, net	154.9	164.5
Receivable from subsidiaries (eliminated in consolidation)	114.9	156.9
Other assets	2.2	1.2
Total assets	$2,737.7	$6,623.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$1,138.8	$1,137.3
Payable to subsidiaries (eliminated in consolidation)	172.0	146.9
Other liabilities	26.1	79.1
Total liabilities	1,336.9	1,363.3
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2022 - 114,343,070; 2021 - 120,377,152)	2,034.9	2,185.4
Accumulated other comprehensive income (loss)	(2,093.1)	1,947.1
Retained earnings	1,459.0	1,127.2
Total shareholders' equity	1,400.8	5,259.7
Total liabilities and shareholders' equity	$2,737.7	$6,623.0

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2022, 2021 and 2020
(Dollars in millions)

	2022	2021	2020
Revenues:
Net investment income	$9.8	$7.4	$28.7
Net investment income - affiliated	3.0	.3	.8
Net investment gains (losses)	(.6)	(.2)	.2
Total revenues	12.2	7.5	29.7
Expenses:
Interest expense	62.5	62.4	55.2
Intercompany expenses (eliminated in consolidation)	3.8	.5	1.1
Operating costs and expenses	.2	38.5	65.9
Total expenses	66.5	101.4	122.2
Loss before income taxes and equity in undistributed earnings of subsidiaries	(54.3)	(93.9)	(92.5)
Income tax benefit	(18.3)	(26.0)	(28.2)
Loss before equity in undistributed earnings of subsidiaries	(36.0)	(67.9)	(64.3)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	432.8	508.9	366.1
Net income	$396.8	$441.0	$301.8

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2022, 2021 and 2020
(Dollars in millions)

	2022	2021	2020
Cash flows from operating activities	$(143.2)	$(153.2)	$(136.3)
Cash flows from investing activities:
Sales of investments	24.6	—	18.4
Purchases of investments	(11.8)	(50.0)	(18.2)
Net sales of trading securities	7.7	8.4	26.8
Dividends received from consolidated subsidiary*	69.6	328.3	324.7
Net cash provided by investing activities	90.1	286.7	351.7
Cash flows from financing activities:
Issuance of notes payable, net	—	—	145.8
Issuance of common stock	13.5	21.5	19.0
Payments to repurchase common stock	(190.1)	(407.8)	(268.3)
Common stock dividends paid	(64.8)	(65.7)	(67.0)
Issuance of notes payable to affiliates*	349.5	249.7	308.1
Payments on notes payable to affiliates*	(114.5)	(125.3)	(143.6)
Debt issuance costs	—	(1.0)	—
Net cash used by financing activities	(6.4)	(328.6)	(6.0)
Net increase (decrease) in cash and cash equivalents	(59.5)	(195.1)	209.4
Cash and cash equivalents, beginning of the year	196.2	391.3	181.9
Cash and cash equivalents, end of the year	$136.7	$196.2	$391.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2022, 2021 and 2020
(Dollars in millions)

	2022	2021	2020
Life insurance inforce:
Direct	$30,444.8	$29,954.0	$29,109.8
Assumed	86.5	93.8	99.5
Ceded	(2,820.0)	(2,930.8)	(3,042.4)
Net insurance inforce	$27,711.3	$27,117.0	$26,166.9
Percentage of assumed to net	.3%	.3%	.4%

	2022	2021	2020
Insurance policy income:
Direct	$2,483.1	$2,530.5	$2,542.4
Assumed	18.7	20.3	23.0
Ceded	(191.9)	(208.0)	(225.1)
Net premiums	$2,309.9	$2,342.8	$2,340.3
Percentage of assumed to net	.8%	.9%	1.0%