Form 10-Q
period 2023-03-31
CNO Financial Group, Inc.
filed 2023-05-10
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of April 25, 2023:  114,553,509

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2023	December 31, 2022
		(As recast)
Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: March 31, 2023 - $59.1 and December 31, 2022 - $56.0; amortized cost: March 31, 2023 - $23,517.9 and December 31, 2022 - $23,384.2)	$21,107.1	$20,353.4
Equity securities at fair value	106.1	135.3
Mortgage loans (net of allowance for credit losses: March 31, 2023 - $8.4 and December 31, 2022 - $8.0)	1,676.1	1,411.9
Policy loans	123.0	121.6
Trading securities	208.1	207.9
Investments held by variable interest entities (net of allowance for credit losses: March 31, 2023 - $3.5 and December 31, 2022 - $5.5; amortized cost: March 31, 2023 - $1,060.3 and December 31, 2022 - $1,134.2)	1,017.9	1,077.6
Other invested assets	1,097.1	1,034.7
Total investments	25,335.4	24,342.4
Cash and cash equivalents - unrestricted	425.0	575.7
Cash and cash equivalents held by variable interest entities	97.1	69.2
Accrued investment income	241.3	235.6
Present value of future profits	197.6	203.7
Deferred acquisition costs	1,811.3	1,770.9
Reinsurance receivables (net of allowance for credit losses: March 31, 2023 - $2.0 and December 31, 2022 - $2.0)	4,189.6	4,223.4
Market risk benefit asset	57.8	65.3
Income tax assets, net	988.1	1,063.4
Assets held in separate accounts	2.8	2.7
Other assets	669.0	580.8
Total assets	$34,015.0	$33,133.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2023	December 31, 2022
		(As recast)
Liabilities:
Liabilities for insurance products:
Policyholder account balances	$15,302.9	$15,234.2
Future policy benefits	11,623.3	11,240.2
Market risk benefit liability	17.6	11.3
Liability for life insurance policy claims	67.6	64.1
Unearned and advanced premiums	243.5	235.0
Liabilities related to separate accounts	2.8	2.7
Other liabilities	681.3	693.9
Investment borrowings	1,839.6	1,639.5
Borrowings related to variable interest entities	1,065.4	1,104.6
Notes payable – direct corporate obligations	1,139.2	1,138.8
Total liabilities	31,983.2	31,364.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2023 – 114,905,172; December 31, 2022 – 114,343,070)	1.1	1.1
Additional paid-in capital	2,021.1	2,033.8
Accumulated other comprehensive loss	(1,664.4)	(1,957.3)
Retained earnings	1,674.0	1,691.2
Total shareholders' equity	2,031.8	1,768.8
Total liabilities and shareholders' equity	$34,015.0	$33,133.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2023	2022
		(As recast)
Revenues:
Insurance policy income	$625.5	$625.0
Net investment income:
General account assets	292.2	277.5
Policyholder and other special-purpose portfolios	50.8	(69.3)
Investment gains (losses):
Realized investment gains (losses)	(14.6)	18.8
Other investment losses	—	(51.5)
Total investment losses	(14.6)	(32.7)
Fee revenue and other income	52.1	42.4
Total revenues	1,006.0	842.9
Benefits and expenses:
Insurance policy benefits	609.7	333.9
Liability for future policy benefits remeasurement loss	.6	7.0
Change in fair value of market risk benefits	14.8	(32.7)
Interest expense	54.7	23.8
Amortization	55.5	52.3
Other operating costs and expenses	271.7	218.3
Total benefits and expenses	1,007.0	602.6
Income (loss) before income taxes	(1.0)	240.3
Income tax expense (benefit) on period income (loss)	(.2)	56.9
Net income (loss)	$(.8)	$183.4
Earnings per common share:
Basic:
Weighted average shares outstanding	114,545,000	118,622,000
Net income (loss)	$(.01)	$1.55
Diluted:
Weighted average shares outstanding	114,545,000	121,002,000
Net income (loss)	$(.01)	$1.52

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2023	2022
		(As recast)

Net income (loss)	$(.8)	$183.4
Other comprehensive loss, before tax:
Unrealized gains (losses) on investments	626.1	(2,435.1)
Adjustment to discount rate for liability for future policy benefits	(263.3)	1,220.4
Adjustment to instrument-specific credit risk for market risk benefits	.9	6.6
Reclassification adjustments:
For net realized investment (gains) losses included in net income	10.9	7.8
Other comprehensive income (loss) before tax	374.6	(1,200.3)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(81.7)	265.1
Other comprehensive income (loss), net of tax	292.9	(935.2)
Comprehensive income (loss)	$292.1	$(751.8)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2021 (as recast)	120,377	$1.2	$2,184.2	$373.7	$1,125.6	$3,684.7
Net income	—	—	—	—	183.4	183.4
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $265.1)	—	—	—	(935.2)	—	(935.2)
Common stock repurchased	(4,057)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(16.0)	(16.0)
Employee benefit plans, net of shares used to pay tax withholdings	921	—	1.5	—	—	1.5
Balance, March 31, 2022 (as recast)	117,241	$1.2	$2,085.7	$(561.5)	$1,293.0	$2,818.4

Balance, December 31, 2022 (as recast)	114,343	$1.1	$2,033.8	$(1,957.3)	$1,691.2	$1,768.8
Net loss	—	—	—	—	(.8)	(.8)
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $81.7)	—	—	—	292.9	—	292.9
Common stock repurchased	(633)	—	(15.1)	—	—	(15.1)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	1,195	—	2.4	—	—	2.4
Balance, March 31, 2023	114,905	$1.1	$2,021.1	$(1,664.4)	$1,674.0	$2,031.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Insurance policy income	$582.2	$580.8
Net investment income	315.0	260.5
Fee revenue and other income	50.4	49.8
Insurance policy benefits	(410.9)	(416.8)
Interest expense	(38.6)	(9.7)
Deferrable policy acquisition costs	(89.8)	(83.7)
Other operating costs	(320.2)	(309.9)
Income taxes	(6.2)	(14.6)
Net cash from operating activities	81.9	56.4
Cash flows from investing activities:
Sales of investments	486.5	1,520.6
Maturities and redemptions of investments	276.8	494.9
Purchases of investments	(1,147.7)	(2,995.2)
Net purchases of trading securities	(8.4)	(17.3)
Other	(13.9)	(13.3)
Net cash used by investing activities	(406.7)	(1,010.3)
Cash flows from financing activities:
Issuance of common stock	8.1	4.0
Payments to repurchase common stock	(25.8)	(109.8)
Common stock dividends paid	(17.1)	(16.1)
Amounts received for deposit products	498.3	1,392.6
Withdrawals from deposit products	(422.1)	(364.2)
Issuance of investment borrowings:
Federal Home Loan Bank	620.5	—
Payments on investment borrowings:
Federal Home Loan Bank	(420.4)	(75.3)
Related to variable interest entities	(39.5)	(15.0)
Net cash provided by financing activities	202.0	816.2
Net decrease in cash and cash equivalents	(122.8)	(137.7)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	644.9	731.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$522.1	$594.0

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

Effective January 1, 2023, we adopted Accounting Standards Update 2018-12 ("ASU 2018-12") related to targeted improvements to the accounting for long-duration insurance contracts, with a transition date of January 1, 2021 (the "Transition Date"). The adoption of ASU 2018-12 impacted accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these interim financial statements, which were previously presented, have been recast to conform with the current accounting and presentation under ASU 2018-12. Disclosures of the impacts of ASU 2018-12 as of the Transition Date are included within the tables in the note to the consolidated financial statements entitled "Recently Adopted Accounting Standards."

Except for balances affected by the adoption of ASU 2018-12, the December 31, 2022 consolidated balance sheet data was derived from the audited consolidated financial statements included in our 2022 Annual Report on Form 10-K. Accordingly, these interim consolidated financial statements should be read together with the consolidated financial statements included in our 2022 Annual Report on Form 10-K.

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

The accompanying financial statements are unaudited and include the accounts of the Company and its subsidiaries. Our consolidated financial statements exclude transactions between us and our consolidated affiliates, or among our consolidated affiliates.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following summarizes the significant accounting policies that have been added or updated as a result of the adoption of ASU 2018-12:

Deferred acquisition costs, present value of future profits and sales inducements

Deferred acquisition costs represent policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental costs directly related to the successful acquisition of new or renewal insurance contracts.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Such costs consist primarily of commissions, underwriting, sales and contract issuance and processing expenses. Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Deferred acquisition costs are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For life and health insurance products, the constant level basis used is policy counts. For all annuity products, the constant level basis used is the initial deposit in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on our experience, industry data, and other factors and are consistent with those used for the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at the time. Unexpected lapses, due to higher mortality and lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. Changes in future estimates are recognized prospectively over the remaining expected contract term. The carrying amount of deferred acquisition costs is not subject to recovery testing upon the adoption of ASU 2018-12.

The present value of future profits is the value assigned to the right to receive future cash flows from policyholder insurance contracts existing at September 10, 2003 (the effective date of the bankruptcy reorganization of our Predecessor). The present value of future profits is amortized in the same manner as described above for deferred acquisition costs, although such balances are subject to periodic recovery testing.

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs (and are classified as deferred acquisition costs in the consolidated balance sheet). Unlike deferred acquisition costs, such amounts are considered contractual cash flows and, as a result, are subject to periodic recovery testing.

Market risk benefits

Market risk benefits ("MRBs") are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. Changes in fair value are recognized in earnings each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in accumulated other comprehensive income (loss). MRBs in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts.

Policyholder account balances

Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. It includes the accumulated account deposits, plus interest credited, less policyholder withdrawals and, if applicable, charges assessed. This balance also includes liabilities for the funding agreement-backed notes ("FABN").

Liability for future policy benefits

The liability for future policy benefits is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses (where the timing and amount of payment depends on policyholder mortality or morbidity), less the present value of estimated future net premiums to be collected from policyholders (where net premiums are gross premiums multiplied by the net-to-gross ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. The liability is estimated using current assumptions that include discount rates, mortality, morbidity, lapse/withdrawal rates and expenses. Such assumptions are based on our historical experience, industry data, and other factors that are inherently uncertain.

This liability also includes the amount of total reserves above (below) policyholder account balances for our fixed indexed annuity products due to the valuation of the related embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The liability for future policy benefits is established using a net premium ratio approach where net premiums (the portion of gross premiums required to fund expected insurance benefits and claims settlement expenses) under the contract are accrued each period as the liability for future policy benefits. The net premium ratio used to accrue the liability for future policy benefits in each period is determined by using the historical and present value of expected future benefits and claim adjustment expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort.

Our long duration insurance contracts are grouped into annual calendar-year cohorts primarily based on the contractual issue date, marketing distribution channel, legal entity and product type. Single premium contracts are grouped into separate cohorts from other traditional products. Riders are generally combined with the base policy. Insurance contracts which were issued prior to September 10, 2003 (the effective date of the bankruptcy reorganization of Conseco, Inc. (the "Predecessor")) are grouped by marketing distribution channel, legal entity and product type in a single issue year cohort. The liability is adjusted for differences between actual and expected experience. We review our historical and future cash flow assumptions quarterly and update the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, we update our estimates of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the consolidated statement of operations. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums is determined to be insufficient to provide for expected future policy benefits and claim settlement costs, the net to gross ratio is capped at 100 percent. When this occurs, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately.

The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield ("A" credit rated corporate bond yield) at contract inception for contracts issued after January 1, 2021. The contract inception date for contracts issued by the Predecessor is September 10, 2003. The discount rate in effect at contract inception is locked-in for the calculation of the net to gross ratio and accretion of interest cost on the liability is recorded through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current rate at each reporting period with the impact resulting from such updates recorded in other comprehensive income.

We develop discount rate curves for discounting cash flows to calculate the liability for future policy benefits based on the duration characteristics of the underlying liabilities. For liability cash flows that are projected beyond the duration of market-observable A-credit-rated fixed-income instruments, we use the last market-observable yield level and use linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

Liability for life insurance policy claims

The liability for life insurance policy claims include life policy and contract claims, including incurred but not reported claims. The liability for these claims is based on our estimated ultimate cost to settle all claims that have been incurred as of the reporting date. Such amounts are estimated based on an analysis of historical patterns of claims, which are continually reviewed and updated. Adjustments resulting from differences between our estimates and actual payments are recognized in the period the estimates are made or claims are paid.

Deferred profit liability

For limited-payment products, gross premiums received in excess of net premiums are deferred at initial recognition as a deferred profit liability ("DPL"). Gross premiums are measured using assumptions consistent with those used in the measurement of the liability for future policy benefits, including discount rate, mortality, lapses and expenses.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The DPL is amortized and recognized in insurance policy benefits in proportion to insurance in force for life insurance contracts and expected future benefit payments for annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. We review and update the estimate of cash flows for the DPL at the same time as the estimate of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period and any difference is recognized as either a charge or credit to insurance policy benefits.

On the balance sheet, the DPL is recorded as a component of the liability for future policy benefits and was $57.7 million at March 31, 2023.

Reinsurance

We have determined that each of our reinsurance agreements provide indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Such reinsurance permits recovery of the reinsured losses from reinsurers, although it does not discharge our primary liability as the direct insurer of the risks reinsured.

The reinsurance recoverable for traditional and limited-payment contracts is generally measured using a net premium ratio approach to accrue the projected net gain or loss on reinsurance in proportion to the gross premiums of the underlying reinsured cohorts. Such amount is adjusted on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions.

RECENTLY ADOPTED ACCOUNTING STANDARDS

We adopted ASU 2018-12 effective January 1, 2023. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, market risk benefits and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions is required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs was adopted on a modified retrospective transition approach. For contracts in-force at the transition date, we continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield is used at transition through accumulated other comprehensive income (loss) and subsequently through other comprehensive income. For market risk benefits, we use the required retrospective application and were able to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

We selected the modified retrospective transition method, except for market risk benefits where we are required to use the full retrospective approach. Pursuant to ASU 2018-12, the account balances subject to the guidance were recast on the Transition Date. The following summarizes the impact of adoption on the Transition Date (dollars in millions):

	January 1, 2021
	Amounts prior
	to adoption of	Effect of
	ASU 2018-12	adoption		As recast
Present value of future profits	$249.4	$10.2		$259.6
Deferred acquisition costs	1,027.8	458.0		1,485.8
Reinsurance receivables	4,584.3	144.1		4,728.4
Market risk benefit asset	—	2.5		2.5
Income tax assets, net	199.4	607.0		806.4
Total assets	35,339.9	1,221.8		36,561.7

Policyholder account balances	12,540.6	(172.9)		12,367.7
Future policy benefits	11,744.2	3,960.7		15,704.9
Market risk benefit liability	—	114.8		114.8
Liability for policy and contract claims	561.8	(470.1)		91.7
Total liabilities	29,855.7	3,432.5		33,288.2

Retained earnings	752.3	(130.9)	(a)	621.4
Accumulated other comprehensive income	2,186.1	(2,079.8)		106.3
Total shareholders' equity	5,484.2	(2,210.7)		3,273.5

_____________________
(a)     The impact to retained earnings was primarily related to certain long-term care product cohorts where the present value of expected benefits exceeded the reserve at the Transition Date plus the present value of future gross premiums. As a result, the net premium ratio was capped at 100 percent with an immediate increase in the reserve for such cohorts.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the impact of adoption on previously reported balances as of December 31, 2022 and as of and for the three months ended March 31, 2022 (dollars in millions):

	December 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Present value of future profits	$212.2	$(8.5)	$203.7
Deferred acquisition costs	1,913.4	(142.5)	1,770.9
Reinsurance receivables	4,241.7	(18.3)	4,223.4
Market risk benefit asset	—	65.3	65.3
Income tax assets, net	1,165.5	(102.1)	1,063.4
Total assets	33,339.2	(206.1)	33,133.1

Policyholder account balances	14,858.3	375.9	15,234.2
Future policy benefits	11,809.1	(568.9)	11,240.2
Market risk benefit liability	—	11.3	11.3
Liability for policy and contract claims	456.5	(392.4)	64.1
Total liabilities	31,938.4	(574.1)	31,364.3

Retained earnings	1,459.0	232.2	1,691.2
Accumulated other comprehensive income (loss)	(2,093.1)	135.8	(1,957.3)
Total shareholders' equity	1,400.8	368.0	1,768.8

	Three months ended
	March 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$346.7	$(12.8)	$333.9
Liability for future policy benefits remeasurement loss	—	7.0	7.0
Change in fair value of market risk benefits	—	(32.7)	(32.7)
Amortization	103.9	(51.6)	52.3
Other operating costs and expenses	219.2	(.9)	218.3
Total benefits and expenses	693.6	(91.0)	602.6
Income before income taxes	149.3	91.0	240.3
Income tax expense	37.0	19.9	56.9
Net income	112.3	71.1	183.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	As of March 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Retained earnings	$1,223.5	$69.5	1,293.0
Accumulated other comprehensive income (loss)	380.5	(942.0)	(561.5)
Total shareholders' equity	3,690.9	(872.5)	2,818.4

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for retained earnings, accumulated other comprehensive income and the impacted insurance related balances (dollars in millions):

	January 1, 2021
	Asset accounts
	Present value of future profits	Deferred acquisition costs	Reinsurance receivables	Market risk benefit asset	Income tax assets, net
Amounts prior to adoption of ASU 2018-12	$249.4	$1,027.8	$4,584.3	$—	$199.4
Unwinding amounts related to unrealized gains (losses)	10.2	458.0	—	—	—
Changes in measurement of assets	—	—	(81.6)	—	—
Change in discount rates	—	—	225.7	—	—
Changes in market benefit reserve basis	—	—	—	2.5	—
Tax impacts of changes recognized in accumulated other comprehensive income	—	—	—	—	570.3
Tax impacts of changes recognized in retained earnings	—	—	—	—	36.7
Amounts, as recast	$259.6	$1,485.8	$4,728.4	$2.5	$806.4

	January 1, 2021
	Liability accounts
	Policyholder account balances	Future policy benefits	Market risk benefit liability	Liability for policy and contract claims
Amounts prior to adoption of ASU 2018-12	$12,540.6	$11,744.2	$—	$561.8
Unwinding amounts related to unrealized gains (losses)	—	(197.5)	—	—
Changes in remeasurement of future policy benefits	—	31.1	—	—
Changes in classification of liabilities (1)	(172.9)	643.0	—	(470.1)
Reclass to market risk benefit liability	—	(66.6)	66.6	—
Changes in market risk benefit reserve basis	—	—	48.2	—
Change in discount rates	—	3,550.7	—	—
Amounts, as recast	$12,367.7	$15,704.9	$114.8	$91.7
_____________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(1) Amount includes certain reclassifications to conform with the revised presentation of ASU 2018-12, such as reclassifying claims and benefits payable on long-duration health contracts to the liability for future policy benefits.

	January 1, 2021
	Shareholders' equity accounts
	Accumulated other comprehensive income	Retained earnings
Amounts prior to adoption of ASU 2018-12	$2,186.1	$752.3
Unwinding amounts related to unrealized gains (losses)	665.7	—
Changes in measurement of assets and liabilities	—	(112.7)
Change in market risk benefit reserve basis	9.2	(54.9)
Tax impacts of changes recognized in retained earnings	—	36.7
Change in discount rates	(3,325.0)	—
Tax impacts of changes recognized in accumulated other comprehensive income	570.3	—
Amounts, as recast	$106.3	$621.4

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

Accumulated other comprehensive income (loss), included in shareholders' equity as of March 31, 2023 and December 31, 2022, is comprised of the following (dollars in millions):

	March 31, 2023	December 31, 2022
Net unrealized losses on investments having no allowance for credit losses	$(937.1)	$(1,247.0)
Unrealized losses on investments with an allowance for credit losses	(1,453.6)	(1,780.7)
Change in discount rates for liability for future policy benefits	237.4	500.7
Change in instrument-specific credit risk for market risk benefits	13.1	12.2
Deferred income tax assets	475.8	557.5
Accumulated other comprehensive loss	$(1,664.4)	$(1,957.3)

At March 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,497.0	$66.3	$(1,529.7)	$(57.2)	$11,976.4
United States Treasury securities and obligations of United States government corporations and agencies	174.7	.1	(4.7)	—	170.1
States and political subdivisions	2,789.4	34.1	(360.1)	(.8)	2,462.6
Foreign governments	88.8	.2	(9.9)	(.5)	78.6
Asset-backed securities	1,458.6	2.4	(120.2)	(.6)	1,340.2
Agency residential mortgage-backed securities	213.3	2.8	(.2)	—	215.9
Non-agency residential mortgage-backed securities	1,778.2	37.2	(174.9)	—	1,640.5
Collateralized loan obligations	954.3	.5	(35.9)	—	918.9
Commercial mortgage-backed securities	2,563.6	.1	(259.8)	—	2,303.9
Total fixed maturities, available for sale	$23,517.9	$143.7	$(2,495.4)	$(59.1)	$21,107.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At December 31, 2022, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,649.1	$29.9	$(1,911.9)	$(54.4)	$11,712.7
United States Treasury securities and obligations of United States government corporations and agencies	171.7	—	(13.0)	—	158.7
States and political subdivisions	2,846.9	19.3	(476.8)	(.9)	2,388.5
Foreign governments	86.3	.1	(11.3)	(.4)	74.7
Asset-backed securities	1,435.7	1.0	(149.4)	(.3)	1,287.0
Agency residential mortgage-backed securities	174.3	1.4	(.7)	—	175.0
Non-agency residential mortgage-backed securities	1,700.4	40.0	(191.9)	—	1,548.5
Collateralized loan obligations	825.2	.3	(39.6)	—	785.9
Commercial mortgage-backed securities	2,494.6	.1	(272.3)	—	2,222.4
Total fixed maturities, available for sale	$23,384.2	$92.1	$(3,066.9)	$(56.0)	$20,353.4

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$140.1	$138.7
Due after one year through five years	2,209.3	2,080.0
Due after five years through ten years	1,871.8	1,742.8
Due after ten years	12,328.7	10,726.2
Subtotal	16,549.9	14,687.7
Structured securities	6,968.0	6,419.4
Total fixed maturities, available for sale	$23,517.9	$21,107.1

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2023 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$973.1	$(35.5)	$1,979.4	$(322.6)	$2,952.5	$(358.1)
United States Treasury securities and obligations of United States government corporations and agencies	106.8	(1.2)	33.7	(3.5)	140.5	(4.7)
States and political subdivisions	207.5	(11.2)	397.4	(97.1)	604.9	(108.3)
Foreign governments	15.2	(.3)	13.3	(1.2)	28.5	(1.5)
Asset-backed securities	388.9	(12.9)	775.0	(103.2)	1,163.9	(116.1)
Agency residential mortgage-backed securities	33.4	(.2)	.6	—	34.0	(.2)
Non-agency residential mortgage-backed securities	560.9	(27.1)	718.0	(147.8)	1,278.9	(174.9)
Collateralized loan obligations	282.6	(6.5)	551.7	(29.4)	834.3	(35.9)
Commercial mortgage-backed securities	520.3	(13.7)	1,738.3	(246.1)	2,258.6	(259.8)
Total fixed maturities, available for sale	$3,088.7	$(108.6)	$6,207.4	$(950.9)	$9,296.1	$(1,059.5)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2023, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2022	$54.4	$.9	$.4	$.3	$56.0
Additions for securities for which credit losses were not previously recorded	3.0	—	—	—	3.0
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	.5	(.1)	.1	.3	.8
Reduction for securities sold during the period	(.7)	—	—	—	(.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at March 31, 2023	$57.2	$.8	$.5	$.6	$59.1

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

At March 31, 2023, the mortgage loan balance was primarily comprised of commercial mortgage loans and there were no commercial mortgage loans in process of foreclosure. At March 31, 2023, we held residential mortgage loan investments with an amortized cost and fair value of $409.4 million and $407.2 million, respectively. At March 31, 2023, there were four residential mortgage loans that were noncurrent with a carrying value of $1.1 million (of which, two loans with a carrying value of $0.5 million were in foreclosure).

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2023 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2023	2022	2021	2020	2019	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$73.6	$178.7	$114.4	$37.4	$75.1	$494.2	$973.4	$884.3	$3,553.3
60% to less than 70%	—	87.3	26.2	5.7	—	56.8	176.0	159.7	269.3
70% to less than 80%	—	47.8	10.1	—	—	43.2	101.1	86.8	138.4
80% to less than 90%	—	—	—	—	—	—	—	—	—
90% or greater	—	—	—	—	—	24.6	24.6	19.5	26.1
Total	$73.6	$313.8	$150.7	$43.1	$75.1	$618.8	$1,275.1	$1,150.3	$3,987.1
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Allowance at the beginning of the period	$8.0	$5.6
Current period provision for expected credit losses	.4	(.5)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$8.4	$5.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$7.3	$54.8
Gross realized losses on sales of fixed maturities, available for sale	(14.4)	(30.6)
Equity securities, net	(.2)	(4.7)
Other, net	(7.3)	(.7)
Total realized investment gains (losses)	(14.6)	18.8
Change in allowance for credit losses (a)	(1.5)	(30.7)
Change in fair value of equity securities (b)	.4	(1.2)
Other changes in fair value (c)	1.1	(19.6)
Other investment losses	—	(51.5)
Total investment losses	$(14.6)	$(32.7)
_________________
(a)    Changes in the allowance for credit losses includes $2.0 million and $(2.2) million in the three months ended March 31, 2023 and 2022, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $0.3 million and $(5.2) million for the three months ended March 31, 2023 and 2022, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $(2.5) million and $(12.8) million in the three months ended March 31, 2023 and 2022, respectively.

During the first three months of 2023, we recognized net investment losses of $14.6 million, which were comprised of: (i) $10.8 million of net losses from the sales of investments; (ii) $0.3 million of gains related to equity securities, including the change in fair value; (iii) $4.0 million of losses related to certain fixed maturity investments with embedded derivatives, including the change in fair value; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.4 million; and (v) an increase in the allowance for credit losses of $1.5 million.

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

At March 31, 2023, there were no fixed maturity investments in default.

During the first three months of 2023, the $14.4 million of gross realized losses on sales of $288.5 million of fixed maturity securities, available for sale, included: (i) $11.1 million related to various corporate securities; (ii) $2.2 million related to commercial mortgage-backed securities; and (iii) $1.1 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

LIABILITIES FOR INSURANCE PRODUCTS
The liability for future policy benefits is determined based on numerous assumptions. The most significant assumptions for our life and annuity business are mortality and lapse/withdrawal rates which are based on our experience and, in cases of limited experience, industry experience. Mortality and lapse/withdrawal rates also take into consideration future expectations in policyholder behavior that may vary from past experience. For our health business, mortality rates, lapse rates, morbidity assumptions and future rate increases are based on our experience and, in cases of limited experience, industry experience. Such assumptions also consider future expectations in policyholder behavior that may vary from past experience.

In the first quarter of 2023, we reviewed the actual mortality, lapse, and morbidity experience for the quarter and determined that no changes to assumptions for future cash flows were necessary. This is consistent with the impact in the "Effect of actual variances from expected experience" line items in the tables below, which indicate our actual experience did not deviate significantly from our expectations.

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2023 (dollars in millions):

	Three months ended
	March 31, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—
Effect of changes in discount rate assumptions, beginning of period	188.4	196.4	23.2	137.1	—
Beginning PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(17.2)	27.0	(3.4)	(14.1)	—
Adjusted beginning of period PVENP	2,952.5	3,024.0	1,053.9	2,298.0	—
Issuances	63.7	101.6	15.7	108.3	1.1
Interest accrual	32.0	30.5	12.3	23.0	—
Net premiums collected	(90.3)	(113.4)	(40.6)	(101.4)	(1.1)
Ending PVENP at original discount rate	2,957.9	3,042.7	1,041.3	2,327.9	—
Effect of changes in discount rate assumptions, end of period	(120.4)	(139.2)	(4.6)	(92.5)	—
PVENP, end of period	$2,837.5	$2,903.5	$1,036.7	$2,235.4	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9
Effect of changes in discount rate assumptions, beginning of period	483.3	212.0	28.5	336.6	15.4
Beginning PVEFPB at original discount rate	6,370.1	3,245.1	4,186.6	4,754.5	326.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(20.5)	32.2	(6.3)	(15.2)	.7
Adjusted beginning of period PVEFPB	6,349.6	3,277.3	4,180.3	4,739.3	327.0
Issuances	63.7	101.6	15.7	108.3	1.1
Interest accrual	73.8	33.2	55.5	51.0	3.7
Benefit payments	(99.5)	(125.6)	(71.3)	(115.0)	(8.6)
Ending PVEFPB at original discount rate	6,387.6	3,286.5	4,180.2	4,783.6	323.2
Effect of changes in discount rate assumptions, end of period	(306.8)	(150.0)	86.4	(223.0)	(6.9)
PVEFPB, end of period	$6,080.8	$3,136.5	$4,266.6	$4,560.6	$316.3

Net liability for future policy benefits	$3,243.3	$233.0	$3,229.9	$2,325.2	$316.3
Flooring impact	—	.4	—	—	—
Adjusted net liability for future policy benefits	3,243.3	233.4	3,229.9	2,325.2	316.3
Related reinsurance recoverable	(2.4)	—	(357.5)	(201.1)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,240.9	$233.4	$2,872.4	$2,124.1	$316.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2022 (dollars in millions):

	Three months ended
	March 31, 2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
PVENP, beginning of period	$3,496.8	$3,454.0	$1,313.4	$2,483.7	$—
Effect of changes in discount rate assumptions, beginning of period	(525.6)	(341.8)	(183.2)	(239.4)	—
Beginning PVENP at original discount rate	2,971.2	3,112.2	1,130.2	2,244.3	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	6.3	21.2	(8.9)	(11.8)	—
Adjusted beginning of period PVENP	2,977.5	3,133.4	1,121.3	2,232.5	—
Issuances	80.6	68.0	25.7	149.3	1.6
Interest accrual	31.3	30.4	13.1	20.9	—
Net premiums collected	(89.5)	(119.0)	(42.7)	(99.9)	(1.6)
Ending PVENP at original discount rate	2,999.9	3,112.8	1,117.4	2,302.8	—
Effect of changes in discount rate assumptions, end of period	213.4	112.1	94.2	72.5	—
PVENP, end of period	$3,213.3	$3,224.9	$1,211.6	$2,375.3	$—

PVEFPB, beginning of period	$7,688.0	$3,750.5	$5,501.6	$5,395.7	$431.9
Effect of changes in discount rate assumptions, beginning of period	(1,414.8)	(373.8)	(1,291.2)	(767.3)	(88.4)
Beginning PVEFPB at original discount rate	6,273.2	3,376.7	4,210.4	4,628.4	343.5
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	5.6	21.5	(9.2)	(8.5)	(1.3)
Adjusted beginning of period PVEFPB	6,278.8	3,398.2	4,201.2	4,619.9	342.2
Issuances	80.8	67.3	25.7	149.4	1.9
Interest accrual	72.5	33.2	56.1	48.8	3.9
Benefit payments	(99.5)	(123.3)	(64.2)	(128.8)	(9.3)
Ending PVEFPB at original discount rate	6,332.6	3,375.4	4,218.8	4,689.3	338.7
Effect of changes in discount rate assumptions, end of period	622.3	123.9	747.4	296.2	44.6
PVEFPB, end of period	$6,954.9	$3,499.3	$4,966.2	$4,985.5	$383.3

Net liability for future policy benefits	$3,741.6	$274.4	$3,754.6	$2,610.2	$383.3
Flooring impact	1.5	.2	.6	.4	—
Adjusted net liability for future policy benefits	3,743.1	274.6	3,755.2	2,610.6	383.3
Related reinsurance recoverable	(3.2)	—	(407.0)	(242.1)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,739.9	$274.6	$3,348.2	$2,368.5	$383.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	March 31, 2023	March 31, 2022
Balances included in the future policy benefits rollforwards:
Supplemental health	$3,243.3	$3,743.1
Medicare supplement	233.4	274.6
Long-term care	3,229.9	3,755.2
Traditional life	2,325.2	2,610.6
Other annuities	316.3	383.3
Reserves excluded from rollforward (1)	2,593.3	2,626.5
Deferred profit liability	57.7	51.3
Amount of reserves above (below) policyholder account balances (2)	(410.5)	(273.1)
Future loss reserves (3)	34.7	34.6
Future policy benefits	$11,623.3	$13,206.1

_______________
(1) Primarily comprised of blocks of business that are 100% ceded.
(2) Such amount represents the difference between: (i) the total insurance liabilities for our fixed indexed annuities (including the host contract and the related embedded derivative); and (ii) the policyholder account balances for these products. The accounting requirement to bifurcate the embedded derivative and value it at the current estimated fair value results in this amount.
(3) In certain instances, the total insurance liabilities for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (the "future loss reserve") be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Market assumptions are updated quarterly to reflect current market conditions. During the first quarter of 2023, we reviewed the nonmarket assumptions used to calculate MRBs and determined that such assumptions were appropriate.

The following table presents the balance of and changes in market risk benefits associated with our fixed indexed annuities (dollars in millions):

	March 31, 2023	March 31, 2022
Net liability (asset), beginning of period	$(54.0)	$86.2
Effect of changes in the instrument-specific credit risk, beginning of period	12.2	12.1
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	(41.8)	98.3
Issuances	.1	(.8)
Interest accrual	5.2	3.4
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	12.3	(35.3)
Effect of changes in equity markets	5.3	(6.8)
Effect of changes in equity index volatility	(7.4)	4.4
Actual policyholder behavior different from expected behavior	.6	.3
Effect of changes in future expected policyholder behavior - other	—	—
Effect of changes in future expected policyholder behavior - risk margin	—	—
Effect of changes in assumptions	(1.4)	2.1
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	(27.1)	65.6
Effect of changes in the instrument-specific credit risk, end of period	(13.1)	(18.7)
Net liability (asset), end of period	(40.2)	46.9
Reinsurance recoverable, end of period	—	—
Net liability (asset), end of period, net of reinsurance	$(40.2)	$46.9

Balance reported as an asset	$57.8	$16.9
Balance reported as a liability	17.6	63.8
Net liability (asset)	$(40.2)	$46.9

Net amount at risk	$58.9	$107.4
Weighted average attained age of contract holders	68	68

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Three months ended		Three months ended
	March 31,		March 31,
	2023	2022	2023	2022
Other annuity	$1.3	$2.2	$3.7	$3.9
Supplemental health	179.4	175.7	41.8	41.2
Medicare supplement	159.2	167.6	2.7	2.8
Long-term care	82.7	82.4	43.2	43.0
Traditional life	178.8	172.4	28.0	27.9
Total	$601.4	$600.3	$119.4	$118.8

_____________________
(a) Such amounts are included in insurance policy income in the consolidated statement of operations.
(b) Such amounts are included in insurance policy benefits in the consolidated statement of operations.

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	March 31, 2023		March 31, 2022
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	396.9	316.3	426.0	383.3
Supplemental health
Expected future gross premiums	8,964.4	5,605.7	8,862.2	6,222.2
Expected future benefits and expenses	11,040.9	6,080.8	10,940.4	6,954.9
Medicare supplement
Expected future gross premiums	5,645.2	4,031.9	5,680.8	4,490.0
Expected future benefits and expenses	4,417.8	3,136.5	4,446.9	3,499.3
Long-term care
Expected future gross premiums	2,954.3	2,152.7	3,012.5	2,389.4
Expected future benefits and expenses	7,445.7	4,266.6	7,606.7	4,966.2
Traditional life
Expected future gross premiums	5,435.0	3,953.3	5,384.4	4,260.8
Expected future benefits and expenses	7,382.8	4,560.6	7,180.2	4,985.5

_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the three months ended March 31, 2023 and 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	March 31, 2023	March 31, 2022
Other annuity	9.7	9.7
Supplemental health	11.8	12.0
Medicare supplement	6.1	5.9
Long-term care	10.5	10.8
Traditional life	10.1	10.4

The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2023	March 31, 2022
Other annuity
Interest accretion rate	4.76%	4.72%
Current discount rate	5.17%	3.68%
Supplemental health
Interest accretion rate	5.04%	5.09%
Current discount rate	5.14%	3.66%
Medicare supplement
Interest accretion rate	4.26%	4.23%
Current discount rate	4.94%	3.41%
Long-term care
Interest accretion rate	5.67%	5.71%
Current discount rate	5.18%	3.71%
Traditional life
Interest accretion rate	4.77%	4.82%
Current discount rate	5.15%	3.66%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	March 31, 2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances	323.3	45.3	—	9.5	—	—
Premiums received	.4	.7	7.5	50.3	—	63.0
Policy charges	(4.0)	(.2)	—	(46.1)	—	—
Surrenders and withdrawals	(178.2)	(43.3)	(10.5)	(8.2)	(9.9)	(72.6)
Benefit payments	(59.2)	(27.7)	(1.7)	(6.0)	—	—
Interest credited	6.1	11.3	.6	8.1	7.2	.7
Other	5.5	.1	(.2)	—	—	—
Balance, end of period excluding contracts 100% ceded	9,584.3	1,649.3	122.8	1,217.2	1,408.1	386.6
Balance, end of period for contracts 100% ceded	154.4	632.6	26.3	110.7	—	10.6
Balance, end of period	$9,738.7	$2,281.9	$149.1	$1,327.9	$1,408.1	$397.2

Balance, end of period, reinsurance ceded	(154.4)	(632.6)	(26.3)	(130.5)	—	(24.8)
Balance, end of period, net of reinsurance	$9,584.3	$1,649.3	$122.8	$1,197.4	$1,408.1	$372.4

Weighted average crediting rate	1.6%	2.7%	1.9%	3.1%	2.0%	0.6%
Net amount at risk (b)	$—	$—	$—	$26,865.3	$—	$—
Cash surrender value, net of reinsurance	$8,932.4	$1,631.5	$122.8	$977.1	$—	$372.4

_________________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) Represents the amount of insurance policy benefit expense that we would incur if death claims were filed on all annuity and interest-sensitive life contracts at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	March 31, 2022
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$8,681.0	$1,806.1	$131.2	$1,163.9	$502.0	$368.0
Issuances	354.6	10.5	—	10.6	899.0	—
Premiums received	.1	1.1	9.1	47.6	—	61.7
Policy charges	(3.0)	(.1)	—	(44.5)	—	—
Surrenders and withdrawals	(133.7)	(37.9)	(10.2)	(5.7)	—	(56.8)
Benefit payments	(67.3)	(39.6)	(1.4)	(7.8)	—	(.1)
Interest credited	65.7	11.5	.6	15.7	7.0	.7
Other	4.6	.2	—	—	—	—
Balance, end of period excluding contracts 100% ceded	8,902.0	1,751.8	129.3	1,179.8	1,408.0	373.5
Balance, end of period for contracts 100% ceded	166.6	658.8	28.2	115.7	—	11.9
Balance, end of period	$9,068.6	$2,410.6	$157.5	$1,295.5	$1,408.0	$385.4

Balance, end of period, reinsurance ceded	(166.6)	(658.8)	(28.2)	(136.5)	—	(26.7)
Balance, end of period, net of reinsurance	$8,902.0	$1,751.8	$129.3	$1,159.0	$1,408.0	$358.7

Weighted average crediting rate	1.4%	2.6%	1.8%	5.9%	2.0%	0.7%
Net amount at risk (b)	$—	$—	$—	$26,436.6	$—	$—
Cash surrender value, net of reinsurance	$8,295.5	$1,743.3	$129.3	$938.6	$—	$358.7
_________________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) Represents the amount of insurance policy benefit expense that we would incur if death claims were filed on all annuity and interest-sensitive life contracts at the balance sheet date.

The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	March 31, 2023	March 31, 2022
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$9,738.7	$9,068.6
Fixed interest annuities	2,281.9	2,410.6
Other annuities	149.1	157.5
Interest-sensitive life	1,327.9	1,295.5
Funding agreements	1,408.1	1,408.0
Other	397.2	385.4
Total	$15,302.9	$14,725.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	March 31, 2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuity
0.00%-2.99%	$144.9	$291.7	$78.3	$76.9	$591.8
3.00%-4.99%	1,572.0	27.7	.1	—	1,599.8
5.00% and greater	90.3	—	—	—	90.3
Subtotal	1,807.2	319.4	78.4	76.9	2,281.9
Other annuity
0.00%-2.99%	43.6	29.5	—	—	73.1
3.00%-4.99%	65.3	—	—	—	65.3
5.00% and greater	10.7	—	—	—	10.7
Subtotal	119.6	29.5	—	—	149.1
Interest-sensitive life
0.00%-2.99%	66.5	225.8	225.4	—	517.7
3.00%-4.99%	461.5	51.7	146.6	125.0	784.8
5.00% and greater	21.9	.5	2.7	.3	25.4
Subtotal	549.9	278.0	374.7	125.3	1,327.9
Funding agreements
0.00%-2.99%	1,408.1	—	—	—	1,408.1
3.00%-4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
Subtotal	1,408.1	—	—	—	1,408.1
Other
0.00%-2.99%	17.8	355.4	—	—	373.2
3.00%-4.99%	23.6	—	—	—	23.6
5.00% and greater	.4	—	—	—	.4
Subtotal	41.8	355.4	—	—	397.2
Total
0.00%-2.99%	1,680.9	902.4	303.7	76.9	2,963.9
3.00%-4.99%	2,122.4	79.4	146.7	125.0	2,473.5
5.00% and greater	123.3	.5	2.7	.3	126.8
Total policyholder account balances, excluding fixed indexed annuities	$3,926.6	$982.3	$453.1	$202.2	5,564.2
Fixed indexed annuity account balances					9,738.7
Total policyholder account balances					$15,302.9
____________________
(a)     Excludes the account balances related to our fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	March 31, 2022
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuity
0.00%-2.99%	$171.7	$332.2	$42.9	$11.5	$558.3
3.00%-4.99%	1,734.3	23.5	0.1	—	1,757.9
5.00% and greater	94.4	—	—	—	94.4
Subtotal	2,000.4	355.7	43.0	11.5	2,410.6
Other annuity
0.00%-2.99%	53.1	30.3	—	—	83.4
3.00%-4.99%	62.4	—	—	—	62.4
5.00% and greater	11.7	—	—	—	11.7
Subtotal	127.2	30.3	—	—	157.5
Interest-sensitive life
0.00%-2.99%	7.5	—	—	—	7.5
3.00%-4.99%	409.3	56.5	178.0	146.4	790.2
5.00% and greater	22.7	0.4	—	474.7	497.8
Subtotal	439.5	56.9	178.0	621.1	1,295.5
Funding agreements
0.00%-2.99%	1,408.0	—	—	—	1,408.0
3.00%-4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
Subtotal	1,408.0	—	—	—	1,408.0
Other
0.00%-2.99%	18.5	341.1	—	—	359.6
3.00%-4.99%	24.8	—	—	—	24.8
5.00% and greater	1.0	—	—	—	1.0
Subtotal	44.3	341.1	—	—	385.4
Total
0.00%-2.99%	1,658.8	703.6	42.9	11.5	2,416.8
3.00%-4.99%	2,230.8	80.0	178.1	146.4	2,635.3
5.00% and greater	129.8	0.4	—	474.7	604.9
Total policyholder account balances, excluding fixed indexed annuities	$4,019.4	$784.0	$221.0	$632.6	5,657.0
Fixed indexed annuity account balances					9,068.6
Total policyholder account balances					$14,725.6
____________________
(a)     Excludes the account balances related to our fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	March 31, 2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	21.6	2.5	14.4	5.8	3.4	8.3	28.2	—	84.2
Amortization expense	(11.1)	(.9)	(7.6)	(7.2)	(3.8)	(3.5)	(12.2)	(.3)	(46.6)
End of period	$376.1	$21.2	$385.6	$159.8	$137.5	$217.0	$425.1	$5.7	$1,728.0

	March 31, 2022
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$313.0	$19.0	$357.5	$170.2	$136.4	$196.3	$357.6	$3.3	$1,553.3
Capitalizations	22.5	.5	12.0	5.5	4.8	7.8	21.7	4.2	79.0
Amortization expense	(9.7)	(.9)	(7.0)	(7.6)	(3.9)	(3.4)	(10.2)	(.3)	(43.0)
End of period	$325.8	$18.6	$362.5	$168.1	$137.3	$200.7	$369.1	$7.2	$1,589.3

Changes in the present value of future profits were as follows (dollars in millions):

	March 31, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7
Amortization expense	(3.3)	(1.9)	(.3)	(.5)	(.1)	—	(6.1)
End of period	$150.7	$25.6	$5.9	$14.3	$.7	$.4	$197.6

	March 31, 2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$168.1	$36.5	$7.3	$16.9	$.9	$.4	$230.1
Amortization expense	(3.6)	(2.5)	(.3)	(.5)	—	—	(6.9)
End of period	$164.5	$34.0	$7.0	$16.4	$.9	$.4	$223.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Changes in sales inducements were as follows (dollars in millions):

	March 31, 2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	5.4	.2	5.6
Amortization expense	(2.6)	(.2)	(2.8)
End of period	$78.8	$4.5	$83.3

	March 31, 2022
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$63.0	$5.0	$68.0
Capitalizations	4.6	.1	4.7
Amortization expense	(2.1)	(.3)	(2.4)
End of period	$65.5	$4.8	$70.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

EARNINGS PER SHARE

A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2023	2022
Net income (loss) for basic and diluted earnings per share	$(.8)	$183.4
Shares:
Weighted average shares outstanding for basic earnings per share	114,545	118,622
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	—	2,380
Weighted average shares outstanding for diluted earnings per share	114,545	121,002

In the three months ended March 31, 2023, the equivalent of 2,182 thousand common shares (related to shares issuable pursuant to employee benefit plans) were not included in the diluted weighted average shares outstanding because their inclusion would have been anti-dilutive due to the net loss recognized by the Company in such period.

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsurance business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our wholly-owned subsidiary, Optavise, LLC ("Optavise"), a national provider of year-round technology-driven employee benefits management services.

The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our Federal Home Loan Bank ("FHLB") investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from company-owned life insurance ("COLI") and alternative investments income not allocated to product lines), net of interest expense on corporate debt. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by Optavise and the operations of our broker/dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

We measure segment performance by excluding total investment gains (losses), changes in fair value of embedded derivative liabilities and market risk benefits, fair value changes related to the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

Investment gains (losses), changes in fair value of embedded derivative liabilities and market risk benefits, fair value changes related to the agent deferred compensation plan and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Investment gains (losses) and changes in fair value of embedded derivative liabilities and market risk benefits may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Revenues:
Annuity:
Insurance policy income	$5.1	$5.0
Net investment income	125.4	117.5
Total annuity revenues	130.5	122.5
Health:
Insurance policy income	401.4	406.7
Net investment income	74.0	73.3
Total health revenues	475.4	480.0
Life:
Insurance policy income	219.0	213.3
Net investment income	36.3	35.5
Total life revenues	255.3	248.8
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	18.6	(71.9)
Investment income not allocated to product lines	67.8	46.6
Fee revenue and other income:
Fee income	51.3	40.3
Amounts netted in expenses not allocated to product lines	1.6	2.8
Total segment revenues	$1,000.5	$869.1

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2023	2022
Expenses:
Annuity:
Insurance policy benefits	$8.7	$9.5
Interest credited	48.1	42.5
Amortization and non-deferred commissions	16.4	14.6
Total annuity expenses	73.2	66.6
Health:
Insurance policy benefits	318.1	323.1
Amortization and non-deferred commissions	40.8	41.6
Total health expenses	358.9	364.7
Life:
Insurance policy benefits	147.2	153.1
Interest credited	12.1	12.0
Amortization, non-deferred commissions and advertising expense	48.6	47.7
Total life expenses	207.9	212.8
Allocated expenses	157.5	144.8
Expenses not allocated to product lines	19.9	17.6
Market value changes of options credited to fixed indexed annuity and life policyholders	18.6	(71.9)
Amounts netted in investment income not allocated to product lines:
Interest expense	37.4	18.1
Interest credited	7.2	6.9
Impact of annual option forfeitures related to fixed indexed annuity surrenders	—	(1.6)
Amortization	.4	.4
Other expenses	7.3	(4.2)
Expenses netted in fee revenue:
Commissions and other operating expenses	35.8	30.4
Total segment expenses	924.1	784.6
Pre-tax measure of profitability:
Annuity margin	57.3	55.9
Health margin	116.5	115.3
Life margin	47.4	36.0
Total insurance product margin	221.2	207.2
Allocated expenses	(157.5)	(144.8)
Income from insurance products	63.7	62.4
Fee income	15.5	9.9
Investment income not allocated to product lines	15.5	27.0
Expenses not allocated to product lines	(18.3)	(14.8)
Operating earnings before taxes	76.4	84.5
Income tax expense on operating income	17.8	20.0
Net operating income	$58.6	$64.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Total segment revenues	$1,000.5	$869.1
Total investment losses	(14.6)	(32.7)
Revenues related to earnings attributable to VIEs	20.1	6.5
Consolidated revenues	1,006.0	842.9

Total segment expenses	924.1	784.6
Insurance policy benefits - changes in fair value of embedded derivative liabilities and market risk benefits	65.1	(165.4)
Expenses attributable to VIEs	17.8	6.1
Fair value changes related to agent deferred compensation plan	—	(22.7)
Consolidated expenses	1,007.0	602.6
Income (loss) before tax	(1.0)	240.3
Income tax expense (benefit) on period income (loss)	(.2)	56.9
Net income (loss)	(.8)	$183.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2023	December 31, 2022
Assets:
Other invested assets:
Fixed indexed call options	$108.2	$56.7
Reinsurance receivables	(16.4)	(17.8)
Total assets	$91.8	$38.9
Liabilities:
Future policy benefits:
Fixed indexed products	$1,347.9	$1,297.0
Total liabilities	$1,347.9	$1,297.0

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $88 million in underlying investments held by the ceding reinsurer at March 31, 2023.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.7 billion and $2.8 billion at March 31, 2023 and December 31, 2022, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in revenues for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$18.6	$(72.9)
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	1.4	(6.5)
Total revenues from derivative instruments, not designated as hedges	$20.0	$(79.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2023, all of our counterparties were rated "A-" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2023 and December 31, 2022 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
March 31, 2023:
Fixed indexed call options	$108.2	$—	$108.2	$—	$—	$108.2
December 31, 2022:
Fixed indexed call options	56.7	—	56.7	—	—	56.7

REINSURANCE

The cost of reinsurance ceded totaled $48.3 million and $52.0 million in the first quarters of 2023 and 2022, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $134.9 million and $93.9 million in the first quarters of 2023 and 2022, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.1 million and $4.9 million in the first quarters of 2023 and 2022, respectively. Insurance policy benefits related to reinsurance assumed totaled $4.7 million and $6.1 million in the first quarters of 2023 and 2022, respectively.

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

	Three months ended
	March 31,
	2023	2022
Current tax expense	$14.0	$4.4
Deferred tax expense (benefit)	(14.2)	52.5
Total income tax expense (benefit)	$(.2)	$56.9

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2023	2022
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.4)	—
State taxes	2.7	2.7
Effective tax rate	23.3%	23.7%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2023	December 31, 2022
Deferred tax assets:
Net federal operating loss carryforwards	$149.9	$166.0
Net state operating loss carryforwards	2.5	2.5
Insurance liabilities	329.4	298.5
Indirect costs allocable to self-constructed real estate assets	224.4	214.8
Accumulated other comprehensive loss	470.1	552.4
Other	—	7.3
Gross deferred tax assets	1,176.3	1,241.5
Deferred tax liabilities:
Investments	(34.8)	(37.2)
Present value of future profits and deferred acquisition costs	(152.1)	(148.9)
Other	(1.5)	—
Gross deferred tax liabilities	(188.4)	(186.1)
Net deferred tax assets	987.9	1,055.4
Current income taxes prepaid	.2	8.0
Income tax assets, net	$988.1	$1,063.4

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At March 31, 2023, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $987.9 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (2.92 percent at March 31, 2023), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2023, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $0.7 billion of federal non-life NOLs as of March 31, 2023, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$127.4
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$714.0

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million and $2.5 million at March 31, 2023 and December 31, 2022, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Internal Revenue Service is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2022. The Company’s various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023	December 31, 2022
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(10.8)	(11.2)
Direct corporate obligations	$1,139.2	$1,138.8

Revolving Credit Agreement
The $250.0 million revolving credit agreement (the "Revolving Credit Agreement"), among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 20.9 percent at March 31, 2023); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,696.2 million at March 31, 2023 compared to the minimum requirement of $2,696.2 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating and the Revolving Credit Agreement includes updated benchmark interest rate replacement provisions. There were no amounts outstanding under the Revolving Credit Agreement during the three months ended March 31, 2023.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2023, the carrying value of the FHLB common stock was $79.6 million.  As of March 31, 2023, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.4 billion at March 31, 2023, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2023
100.0	April 2024	Variable rate – 4.973%
22.0	May 2024	Variable rate – 5.202%
15.5	July 2024	Fixed rate – 1.990%
27.0	August 2024	Fixed rate – .640%
25.0	September 2024	Variable rate – 5.439%
21.7	May 2025	Variable rate – 5.114%
18.4	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – 5.170%
100.0	October 2025	Variable rate – 5.246%
100.0	October 2025	Variable rate – 5.223%
57.7	October 2025	Variable rate – 5.185%
50.0	November 2025	Variable rate – 5.226%
50.0	January 2026	Variable rate – 5.168%
50.0	January 2026	Variable rate – 5.195%
100.0	January 2026	Variable rate – 5.064%
15.0	January 2026	Variable rate – 5.487%
21.8	May 2026	Variable rate – 4.954%
50.0	May 2026	Variable rate – 5.090%
75.0	December 2026	Variable rate – 5.169%
75.0	January 2027	Variable rate – 5.060%
50.0	January 2027	Variable rate – 5.077%
50.0	January 2027	Variable rate – 5.204%
100.0	February 2027	Variable rate – 5.133%
50.0	April 2027	Variable rate – 5.135%
50.0	May 2027	Variable rate – 5.145%
100.0	June 2027	Variable rate – 5.190%
10.0	June 2027	Variable rate – 5.413%
75.0	January 2028	Variable rate – 5.174%
50.0	January 2028	Variable rate – 5.382%
50.0	January 2028	Variable rate – 5.236%
34.5	February 2028	Variable rate – 5.294%
21.0	February 2028	Variable rate – 5.156%
100.0	February 2028	Variable rate – 5.153%
$1,839.6

Generally, the variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At March 31, 2023, the aggregate yield maintenance fee to prepay all fixed rate borrowings was $1.0 million.
Interest expense of $21.7 million and $2.4 million in the first three months of 2023 and 2022, respectively, was recognized related to total borrowings from the FHLB, reflecting higher interest rates on the variable rate investment borrowings in the 2023 period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first three months of 2023, we repurchased 0.6 million shares of common stock for $15.1 million under our securities repurchase program. The Company had remaining repurchase authority of $171.8 million as of March 31, 2023. In May 2023, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock.

In the first three months of 2023, we issued 1.2 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

In the first three months of 2023, dividends declared on common stock totaled $16.4 million ($0.14 per common share). In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

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

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' first amended complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the optional premium payment provision (the "Optional Premium Payment") of plaintiffs' insurance policies. In January 2018, the case was transferred to the United States District Court for the Southern District of Indiana (the "Court"). On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). The case remains pending against the CNO Entities. On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered their policies between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the Court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. The CNO Entities continue to vigorously defend the case.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(.8)	$183.4
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	65.7	61.1
Income taxes	(6.4)	42.3
Insurance liabilities	173.3	(152.4)
Accrual, amortization and fair value changes included in investment income	(27.9)	52.2
Deferral of policy acquisition costs	(89.8)	(83.7)
Net investment losses	14.6	32.7
Other (a)	(46.8)	(79.2)
Net cash from operating activities	$81.9	$56.4

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Amounts related to employee benefit plans	$6.5	$7.2

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2023
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,017.9	$—	$1,017.9
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	97.1	—	97.1
Accrued investment income	4.0	—	4.0
Income tax assets, net	16.6	—	16.6
Other assets	4.5	(.8)	3.7
Total assets	$1,140.1	$(114.6)	$1,025.5
Liabilities:
Other liabilities	$26.8	$(3.9)	$22.9
Borrowings related to variable interest entities	1,065.4	—	1,065.4
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,218.3	$(130.0)	$1,088.3

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2023, such loans had an amortized cost of $1,060.3 million; gross unrealized gains of $1.4 million; gross unrealized losses of $40.3 million; allowance for credit losses of $3.5 million; and an estimated fair value of $1,017.9 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Allowance at the beginning of the period	$5.5	$3.7
Additions for securities for which credit losses were not previously recorded	.3	1.5
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	(.7)	1.3
Reduction for securities sold during the period	(1.6)	(.6)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$3.5	$5.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$5.4	$4.7
Due after one year through five years	782.3	752.8
Due after five years through ten years	272.6	260.4
Total	$1,060.3	$1,017.9

During the first three months of 2023, the VIEs recognized investment losses of $0.6 million which were comprised of: (i) $2.6 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $2.0 million. Such net realized losses included gross realized losses of $2.6 million from the sale of $5.6 million of investments. During the first three months of 2022, the VIEs recognized net investment losses of $3.2 million which were comprised of: (i) $0.8 million of net losses from the sales of fixed maturities; (ii) the change in market value of other investments of $(0.2) million; and (iii) an increase in the allowance for credit losses of $2.2 million. Such net realized losses included gross realized losses of $0.8 million from the sale of $11.7 million of investments.

At March 31, 2023, there were no fixed maturity investments held by the VIEs in default.

At March 31, 2023, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $214.9 million and gross unrealized losses not deemed to have credit losses of $3.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $571.3 million and gross unrealized losses not deemed to have credit losses of $19.4 million that had been in an unrealized loss position for twelve months or greater.

At December 31, 2022, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $392.2 million and gross unrealized losses of $14.2 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $477.9 million and gross unrealized losses of $17.3 million that had been in an unrealized loss position for twelve months or greater.

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

At March 31, 2023, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $578.5 million (classified as other invested assets).  At March 31, 2023, we had unfunded commitments to these partnerships totaling $431.0 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 86 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2023 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,848.6	$127.8	$11,976.4
United States Treasury securities and obligations of United States government corporations and agencies	—	170.1	—	170.1
States and political subdivisions	—	2,462.6	—	2,462.6
Foreign governments	—	78.6	—	78.6
Asset-backed securities	—	1,299.1	41.1	1,340.2
Agency residential mortgage-backed securities	—	215.9	—	215.9
Non-agency residential mortgage-backed securities	—	1,606.7	33.8	1,640.5
Collateralized loan obligations	—	918.9	—	918.9
Commercial mortgage-backed securities	—	2,290.1	13.8	2,303.9
Total fixed maturities, available for sale	—	20,890.6	216.5	21,107.1
Equity securities - corporate securities	31.1	—	75.0	106.1
Trading securities:
Asset-backed securities	—	25.5	—	25.5
Agency residential mortgage-backed securities	—	.3	—	.3
Non-agency residential mortgage-backed securities	—	58.3	.5	58.8
Commercial mortgage-backed securities	—	123.5	—	123.5
Total trading securities	—	207.6	.5	208.1
Investments held by variable interest entities - corporate securities	—	1,017.9	—	1,017.9
Other invested assets:
Derivatives	—	108.2	—	108.2
Residual tranches	—	.9	19.2	20.1
Total other invested assets	—	109.1	19.2	128.3
Market risk benefit asset	—	—	57.8	57.8
Assets held in separate accounts	—	2.8	—	2.8
Total assets carried at fair value by category	$31.1	$22,228.0	$369.0	$22,628.1

Liabilities:
Market risk benefit liability	$—	$—	$17.6	$17.6
Embedded derivatives associated with fixed indexed annuity products (classified as policyholder account liabilities)	—	—	1,347.9	1,347.9
Total liabilities carried at fair value by category	$—	$—	$1,365.5	$1,365.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2022 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,584.9	$127.8	$11,712.7
United States Treasury securities and obligations of United States government corporations and agencies	—	158.7	—	158.7
States and political subdivisions	—	2,388.5	—	2,388.5
Foreign governments	—	74.7	—	74.7
Asset-backed securities	—	1,230.0	57.0	1,287.0
Agency residential mortgage-backed securities	—	175.0	—	175.0
Non-agency residential mortgage-backed securities	—	1,492.3	56.2	1,548.5
Collateralized loan obligations	—	782.5	3.4	785.9
Commercial mortgage-backed securities	—	2,207.9	14.5	2,222.4
Total fixed maturities, available for sale	—	20,094.5	258.9	20,353.4
Equity securities - corporate securities	59.6	—	75.7	135.3
Trading securities:
Asset-backed securities	—	15.1	—	15.1
Agency residential mortgage-backed securities	—	.3	—	.3
Non-agency residential mortgage-backed securities	—	60.2	.5	60.7
Commercial mortgage-backed securities	—	131.8	—	131.8
Total trading securities	—	207.4	.5	207.9
Investments held by variable interest entities - corporate securities	—	1,077.6	—	1,077.6
Other invested assets:
Derivatives	—	56.7	—	56.7
Residual tranches	—	—	18.3	18.3
Total other invested assets	—	56.7	18.3	75.0
Market risk benefit asset	—	—	65.3	65.3
Assets held in separate accounts	—	2.7	—	2.7
Total assets carried at fair value by category	$59.6	$21,438.9	$418.7	$21,917.2

Liabilities:
Market risk benefit liability	$—	$—	$11.3	$11.3
Embedded derivatives associated with fixed indexed annuity products (classified as policyholder account liabilities)	—	—	1,297.0	1,297.0
Total liabilities carried at fair value by category	$—	$—	$1,308.3	$1,308.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,557.5	$1,557.5	$1,676.1
Policy loans	—	—	123.0	123.0	123.0
Other invested assets:
Company-owned life insurance	—	201.3	—	201.3	201.3
Cash and cash equivalents:
Unrestricted	425.0	—	—	425.0	425.0
Held by variable interest entities	97.1	—	—	97.1	97.1
Liabilities:
Policyholder account liabilities	—	—	15,302.9	15,302.9	15,302.9
Investment borrowings	—	1,840.6	—	1,840.6	1,839.6
Borrowings related to variable interest entities	—	1,034.8	—	1,034.8	1,065.4
Notes payable – direct corporate obligations	—	1,079.5	—	1,079.5	1,139.2

	December 31, 2022
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,273.6	$1,273.6	$1,411.9
Policy loans	—	—	121.6	121.6	121.6
Other invested assets:
Company-owned life insurance	—	199.1	—	199.1	199.1
Cash and cash equivalents:
Unrestricted	575.7	—	—	575.7	575.7
Held by variable interest entities	69.2	—	—	69.2	69.2
Liabilities:
Policyholder account liabilities	—	—	15,234.2	15,234.2	15,234.2
Investment borrowings	—	1,640.5	—	1,640.5	1,639.5
Borrowings related to variable interest entities	—	1,066.3	—	1,066.3	1,104.6
Notes payable – direct corporate obligations	—	1,077.0	—	1,077.0	1,138.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2023 (dollars in millions):

	March 31, 2023
	Beginning balance as of December 31, 2022	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2023	Amount of total gains (losses) for the three months ended March 31, 2023 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended March 31, 2023 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$(.5)	$.1	$.9	$5.9	$(6.4)	$127.8	$.1	$.1
Asset-backed securities	57.0	(5.1)	(.2)	(.2)	—	(10.4)	41.1	—	(.5)
Non-agency residential mortgage-backed securities	56.2	(.2)	—	2.3	—	(24.5)	33.8	—	2.4
Collateralized loan obligations	3.4	—	—	—	—	(3.4)	—	—	—
Commercial mortgage-backed securities	14.5	—	—	(.7)	—	—	13.8	—	(.7)
Total fixed maturities, available for sale	258.9	(5.8)	(.1)	2.3	5.9	(44.7)	216.5	.1	1.3
Equity securities - corporate securities	75.7	—	(.7)	—	—	—	75.0	(.7)	—
Trading securities - non-agency residential mortgage-backed securities	.5	—	—	—	—	—	.5	—	—
Other invested assets - residual tranches	18.3	.5	.4	—	—	—	19.2	.4	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended March 31, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$.9	$(1.4)	$—	$—	$(.5)
Asset-backed securities	2.3	(7.4)	—	—	(5.1)
Non-agency residential mortgage-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	3.2	(9.0)	—	—	(5.8)
Other invested assets - residual tranches	.7	(.2)	—	—	.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2022 (dollars in millions):

	March 31, 2022
	Beginning balance as of December 31, 2021	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2022	Amount of total gains (losses) for the three months ended March 31, 2022 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended March 31, 2022 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$89.7	$—	$(1.4)	$(6.5)	$36.2	$—	$118.0	$(2.1)	$(6.5)
Asset-backed securities	26.6	15.9	—	(1.3)	—	—	41.2	—	(1.3)
Non-agency residential mortgage-backed securities	—	—	—	(.6)	5.0	—	4.4	—	(.6)
Collateralized loan obligations	5.0	10.0	—	(.2)	—	(5.0)	9.8	—	(.2)
Commercial mortgage-backed securities	19.0	—	—	(1.5)	—	—	17.5	—	(1.5)
Total fixed maturities, available for sale	140.3	25.9	(1.4)	(10.1)	41.2	(5.0)	190.9	(2.1)	(10.1)
Equity securities - corporate securities	11.5	(2.9)	(.2)	—	—	—	8.4	(.2)	—
Trading securities:
Non-agency residential mortgage-backed securities	3.5	—	—	—	—	(3.5)	—	—	—
Commercial mortgage-backed securities	12.9	—	(.4)	.2	—	—	12.7	(.4)	—
Total trading securities	16.4	—	(.4)	.2	—	(3.5)	12.7	(.4)	—
Investments held by variable interest entities - corporate securities	2.2	(2.1)	(.1)	—	—	—	—	—	—

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

Realized and unrealized investment gains and losses presented in the preceding tables represent gains and losses during the time the applicable financial instruments were classified as Level 3. Realized and unrealized gains (losses) on Level 3 assets are primarily reported in either net investment income for policyholder and other special-purpose portfolios or investment gains (losses) within the consolidated statement of operations; or accumulated other comprehensive income (loss) within shareholders' equity based on the appropriate accounting treatment for the instrument. The amount presented for gains (losses) included in our net income for assets still held as of the reporting date primarily represents: (i) the change in allowance for credit losses for fixed maturities, available for sale; and (ii) changes in fair value of equity securities and trading securities that are held as of the reporting date. The amount presented for gains (losses) included in accumulated other comprehensive income (loss) for assets still held as of the reporting date primarily represents changes in the fair value of fixed maturities, available for sale, that are held as of the reporting date.

At March 31, 2023, 87 percent of our Level 3 fixed maturities, available for sale, were investment grade and 59 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the value of our embedded derivatives associated with fixed indexed annuity products (classified as policyholder account liabilities) which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Balance at beginning of the period	$1,297.0	$1,724.1
Premiums less benefits	(14.0)	21.1
Change in fair value, net	64.9	(201.7)
Balance at end of the period	$1,347.9	$1,543.5

The change in fair value, net for each period in our embedded derivatives is included in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2023 (dollars in millions):

	Fair value at March 31, 2023	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.41%
Corporate securities (c)	3.5	Recovery method	Percent of recovery expected	0.00% - 35.00% (35.00%)
Corporate securities (d)	.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	23.1	Discounted cash flow analysis	Discount margins	1.99% - 4.02% (3.20%)
Equity securities (f)	63.6	Market comparables	EBITDA multiples	8.8X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	11.4	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	206.1	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (k)	57.8	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.45%)
			Utilization rates	5.92% - 47.62% (22.54%)
Total	369.0
Liabilities:
Market risk benefit liability (k)	17.6	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.45%)
			Utilization rates	5.92% - 47.62% (22.54%)
Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) (j)	1,347.9	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.47% - 5.33% (4.13%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(k)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs are based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2022 (dollars in millions):

	Fair value at December 31, 2022	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.23% - 3.94% (2.25%)
Corporate securities (c)	3.5	Recovery method	Percent of recovery expected	0.00% - 35.00% (35.00%)
Corporate securities (d)	.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	21.8	Discounted cash flow analysis	Discount margins	2.50% - 3.86% (3.30%)
Equity securities (f)	63.9	Market comparables	EBITDA multiples	8.5X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	11.7	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	249.0	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (k)	65.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.68%)
			Utilization rates	6.78% - 63.16% (20.09%)
Total	418.7
Liabilities:
Market risk benefit liability (k)	11.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.68%)
			Utilization rates	6.78% - 63.16% (20.09%)
Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) (j)	1,297.0	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.77% - 5.48% (4.47%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(f)    Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is multiples of earnings before EBITDA. Generally, increases (decreases) in the EBITDA multiples would result in higher (lower) fair value measurements.

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
(k)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs are based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2023, and its consolidated results of operations for the three months ended March 31, 2023 and 2022, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2022 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

•the impact of pandemics and major public health issues, including the novel coronavirus ("COVID-19") pandemic and the resulting financial market, economic and other impacts;

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

•regulatory changes or actions, including: those relating to regulation of the financial affairs of our insurance companies, such as the calculation of risk-based capital and minimum capital requirements, and payment of dividends and surplus debenture interest to us; regulation of the sale, underwriting and pricing of products; health care regulation affecting health insurance products; and privacy laws and regulations;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Worksite Division focuses on worksite and group sales for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our wholly-owned subsidiary, Optavise, a national provider of year-round technology-driven employee benefits management services. The Worksite Division is increasing its recruiting efforts to rebuild its agent force which was adversely impacted by the COVID-19 pandemic.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. Sales of group underwritten policies are currently not significant, but are expected to increase within the Worksite Division.

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by Optavise and the operations of our broker/dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three months ending March 31, 2023 and 2022 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2023	2022
Insurance product margin
Annuity margin	$57.3	$55.9
Health margin	116.5	115.3
Life margin	47.4	36.0
Total insurance product margin	221.2	207.2
Allocated expenses	(157.5)	(144.8)
Income from insurance products	63.7	62.4
Fee income	15.5	9.9
Investment income not allocated to product lines	15.5	27.0
Expenses not allocated to product lines	(18.3)	(14.8)
Operating earnings before taxes	76.4	84.5
Income tax expense on operating income	(17.8)	(20.0)
Net operating income (a)	58.6	64.5
Net realized investment losses from sales and change in allowance for credit losses	(12.7)	(7.2)
Net change in market value of investments recognized in earnings	(1.9)	(25.5)
Fair value changes related to agent deferred compensation plan	—	22.7
Changes in fair value of embedded derivative liabilities and market risk benefits	(65.1)	165.4
Other	2.3	.4
Net non-operating income (loss) before taxes	(77.4)	155.8
Income tax (expense) benefit on non-operating income (loss)	18.0	(36.9)
Net non-operating income (loss)	(59.4)	118.9
Net income (loss)	$(.8)	$183.4
Per diluted share
Net operating income	$.51	$.54
Net non-operating income (loss)	(.52)	.98
Net income (loss)	$(.01)	$1.52

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains (losses) from sales and change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and market risk benefits related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) changes in the valuation allowance for deferred tax assets and other tax items; and (vi) other non-operating items consisting primarily of earnings attributable to VIEs ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allows them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be apparent. However, net operating income is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities, as measures of liquidity, or as an alternative to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Net operating income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. Also, as we adopted the new accounting standard related to targeted improvements to the accounting for long-duration insurance contracts effective January 1, 2023, we updated our method of determining non-operating earnings for our fixed indexed annuities to better identify the volatile non-economic impacts of that line of business. This resulted in fixed indexed annuity margins that more closely reflect the economics of the business.

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

Effective January 1, 2023, we adopted ASU 2018-12. The adoption of ASU 2018-12 impacted the accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Disclosures of the impacts of ASU 2018-12 as of the Transition Date are included within the tables in the note to the consolidated financial statements entitled "Recently Adopted Accounting Standards." For a discussion of our significant accounting policies impacted by the adoption of ASU 2018-12, see the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies".

The critical accounting estimates that were not impacted as a result of the adoption of ASU 2018-12 are described in "Critical Accounting Estimates" in our 2022 Annual Report on Form 10-K. Below is a discussion of our updated critical accounting estimates.

Present Value of Future Profits and Deferred Acquisition Costs

Amortization of the present value of future profits and deferred acquisition costs is calculated using the same contract groupings (or cohorts), mortality and lapse assumptions that are used in calculating the liability for future policy benefits, and these assumptions are reviewed and updated at least annually.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
As a result of the adoption of ASU 2018-12, the amortization methodology related to these account balances is no longer subject to the same degree of variability and does not require a high degree of judgment. However, these accounts remain sensitive to unexpected lapses, due to higher mortality and lapse experience than expected. Such changes are recognized in the current period as a reduction of the capitalized balances. The effect of changes in assumptions related to future mortality and lapses are recognized prospectively over the remaining contract term. The carrying value of deferred acquisition costs is not subject to recovery testing upon the adoption of ASU 2018-12.

Liabilities for Insurance Products

The adoption of ASU 2018-12 significantly changes how we account for the liabilities for insurance products for long-duration contracts and amends existing recognition, measurement, presentation and disclosure requirements. As part of this adoption, we measure all payments under an insurance contract including future expected claims and unpaid policy claims (with the exception of life insurance policy and contract claims, which are classified in the "liability for life insurance policy claims") and related expenses as an integrated reserve. This resulted in unpaid claims on long-duration health insurance contracts that were previously in the "liability for policy and contract claims" pre-adoption to be now presented as part of the liability for future policy benefits.

Our liabilities for future policy benefits are measured using the net premium ratio approach as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies".

The liability for future policy benefits is determined based on numerous assumptions. The most significant assumptions for our life and annuity business are mortality and lapse/withdrawal rates which are based on our experience and, in cases of limited experience, industry experience. Mortality and lapse/withdrawal rates also take into consideration future expectations in policyholder behavior that may vary from past experience. For our health business, mortality rates, lapse rates, morbidity assumptions and future rate increases are based on our experience and, in cases of limited experience, industry experience. Such assumptions also consider future expectations in policyholder behavior that may vary from past experience. In addition, the liability for future policy benefits is measured using estimated discount rates. The assumptions and estimates that we use often depend on judgment regarding the likelihood of future events and are inherently uncertain.

Cash flow assumptions related to our insurance contracts are established when a policy is issued and are evaluated each quarter to determine if assumption updates are required. A more detailed review of assumptions is performed annually during the fourth quarter. Changes to our assumptions for future benefits are recognized in the liability for future policy benefits remeasurement (gain) loss in the consolidated statement of operations. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are also recognized in the liability for future policy benefits remeasurement (gain) loss in the consolidated statement of operations.

Discount rates used to calculate net premiums are locked in at policy inception and provide the basis to recognize interest expense in the consolidated statement of operations. Discount rates used to measure the carrying value of the liability for future policy benefits in the consolidated balance sheet are updated each reporting period, and differences between the liability balances calculated using the locked-in rate and the updated discount rates are recognized in accumulated other comprehensive income (loss). For additional discussion on the determination of discount rates, see the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Market risk benefits

MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Many of our fixed indexed annuity products include a GLWB that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. Changes in fair value are recognized in earnings each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in accumulated other comprehensive income (loss). MRBs in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts.

The cost of MRBs may rise in volatile or declining equity markets or in a low interest rate environment. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could affect net income and changes in our nonperformance risk could materially affect other comprehensive income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Insurance product margin
Annuity:
Insurance policy income	$5.1	$5.0
Net investment income	125.4	117.5
Insurance policy benefits	(8.7)	(9.5)
Interest credited	(48.1)	(42.5)
Amortization and non-deferred commissions	(16.4)	(14.6)
Annuity margin	57.3	55.9
Health:
Insurance policy income	401.4	406.7
Net investment income	74.0	73.3
Insurance policy benefits	(318.1)	(323.1)
Amortization and non-deferred commissions	(40.8)	(41.6)
Health margin	116.5	115.3
Life:
Insurance policy income	219.0	213.3
Net investment income	36.3	35.5
Insurance policy benefits	(147.2)	(153.1)
Interest credited	(12.1)	(12.0)
Amortization and non-deferred commissions	(19.9)	(18.4)
Advertising expense	(28.7)	(29.3)
Life margin	47.4	36.0
Total insurance product margin	221.2	207.2
Allocated expenses:
Branch office expenses	(19.8)	(18.1)
Other allocated expenses	(137.7)	(126.7)
Income from insurance products	63.7	62.4
Fee income	15.5	9.9
Investment income not allocated to product lines	15.5	27.0
Expenses not allocated to product lines	(18.3)	(14.8)
Operating earnings before taxes	76.4	84.5
Income tax expense on operating income	(17.8)	(20.0)
Net operating income	$58.6	$64.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Insurance product margin is management’s measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsurance business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable and investment borrowings; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt.

Summary of Operating Results: Net operating income was $58.6 million in the first quarter of 2023, down from $64.5 million in the first quarter of 2022.

Insurance product margin was $221.2 million in the first quarter of 2023 compared to $207.2 million in the first quarter of 2022. Insurance product margin was favorably impacted by an $11.4 million increase in our life margin primarily driven by growth in the block and favorable mortality.

Total allocated and unallocated expenses were $175.8 million in the first quarter of 2023, up 10 percent from the first quarter of 2022. Though expenses were elevated in the first quarter of 2023, our projected expense ratio for the full year of between 19.0 percent to 19.4 percent remains unchanged. The expense ratio is defined as total allocated and unallocated expenses divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Fee revenue	$51.3	$40.3
Operating costs and expenses	(35.8)	(30.4)
Net fee income	$15.5	$9.9

The increase in net fee income in the 2023 period is due to growth in the sales of third party products in recent periods and changes to our revenue recognition assumptions reflecting favorable policy persistency, partially offset by lower net fee income related to our businesses that provide benefits administration and employee benefits management services.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

The effective tax rate for the first quarter of 2023 was 23.3 percent which was consistent with our expected annual effective tax rate for 2023 of between 23 percent and 24 percent.

Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Annuity margin:
Fixed indexed annuities
Insurance policy income	$3.6	$3.0
Net investment income	98.8	90.1
Insurance policy benefits	(4.1)	(4.6)
Interest credited	(36.4)	(30.4)
Amortization and non-deferred commissions	(15.4)	(13.3)
Margin from fixed indexed annuities	$46.5	$44.8
Average net insurance liabilities	$9,183.8	$8,486.3
Margin/average net insurance liabilities	2.03%	2.11%
Fixed interest annuities
Insurance policy income	$.3	$.1
Net investment income	20.9	21.5
Insurance policy benefits	(.1)	(.4)
Interest credited	(11.1)	(11.5)
Amortization and non-deferred commissions	(.9)	(1.2)
Margin from fixed interest annuities	$9.1	$8.5
Average net insurance liabilities	$1,630.9	$1,761.2
Margin/average net insurance liabilities	2.23%	1.93%
Other annuities
Insurance policy income	$1.2	$1.9
Net investment income	5.7	5.9
Insurance policy benefits	(4.5)	(4.5)
Interest credited	(.6)	(.6)
Amortization and non-deferred commissions	(.1)	(.1)
Margin from other annuities	$1.7	$2.6
Average net insurance liabilities	$469.5	$490.2
Margin/average net insurance liabilities	1.45%	2.12%
Total annuity margin	$57.3	$55.9
Average net insurance liabilities	$11,284.2	$10,737.7
Margin/average net insurance liabilities	2.03%	2.08%

Margin from fixed indexed annuities was $46.5 million in the first quarter of 2023 compared to $44.8 million in the first quarter of 2022. The increase in margin reflects growth in the block. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $9,183.8 million and $8,486.3 million in the first quarters of 2023 and 2022, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.30 percent in the first quarter of 2023, up from 4.25 percent in the first quarter of 2022, reflecting higher portfolio yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $16.5 million and $(64.3) million in the first quarters of 2023 and 2022, respectively.

Margin from fixed interest annuities was $9.1 million in the first quarter of 2023 compared to $8.5 million in the first quarter of 2022, driven primarily by higher investment yields, partially offset by a reduction in the size of the block. Average net insurance liabilities were $1,630.9 million in the first quarter of 2023 compared to $1,761.2 million in the first quarter of 2022, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated, however, the earned yield increased to 5.13 percent in the first quarter of 2023 from 4.88 percent in the first quarter of 2022, reflecting higher portfolio yields.

Margin from other annuities was $1.7 million in the first quarter of 2023 compared to $2.6 million in the first quarter of 2022. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was lower in the 2023 period compared to the same period in 2022.

Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Health margin:
Supplemental health
Insurance policy income	$179.0	$173.5
Net investment income	38.6	37.4
Insurance policy benefits	(128.2)	(129.3)
Amortization and non-deferred commissions	(26.1)	(25.5)
Margin from supplemental health	$63.3	$56.1
Margin/insurance policy income	35%	32%
Medicare supplement
Insurance policy income	$156.5	$166.8
Net investment income	1.3	1.3
Insurance policy benefits	(120.5)	(120.5)
Amortization and non-deferred commissions	(11.2)	(13.0)
Margin from Medicare supplement	$26.1	$34.6
Margin/insurance policy income	17%	21%
Long-term care
Insurance policy income	$65.9	$66.4
Net investment income	34.1	34.6
Insurance policy benefits	(69.4)	(73.3)
Amortization and non-deferred commissions	(3.5)	(3.1)
Margin from long-term care	$27.1	$24.6
Margin/insurance policy income	41%	37%
Total health margin	$116.5	$115.3
Margin/insurance policy income	29%	28%

Margin from supplemental health business was $63.3 million in the first quarter of 2023, up 13 percent from the first quarter of 2022, reflecting growth in the block. The margin as a percentage of insurance policy income was 35 percent in the first quarter of 2023 compared to 32 percent in the prior year period.

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

Margin from Medicare supplement business was $26.1 million and $34.6 million in the first quarters of 2023 and 2022, respectively. The decrease in margin on the Medicare supplement business is primarily due to a reduction in the size of the block and unfavorable claims experience. Claim experience will fluctuate from period to period. Insurance policy income was $156.5 million in the first quarter of 2023, down 6.2 percent from the first quarter of 2022, reflecting lower sales in recent periods partially offset by premium rate increases. We have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.

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

Margin from Long-term care products was $27.1 million in the first quarter of 2023, up 10 percent from the first quarter of 2022. The margin as a percentage of insurance policy income was 41 percent in the first quarter of 2023 compared to 37 percent in the first quarter of 2022. The margin in the 2023 period reflected lower insurance policy benefits than the prior year period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Life margin:
Interest-sensitive life
Insurance policy income	$44.5	$43.1
Net investment income	13.1	13.0
Insurance policy benefits	(18.2)	(21.2)
Interest credited	(12.0)	(11.9)
Amortization and non-deferred commissions	(4.6)	(5.7)
Margin from interest-sensitive life	$22.8	$17.3
Average net insurance liabilities	$1,032.0	$1,009.4
Interest margin	$1.1	$1.1
Interest margin/average net insurance liabilities	.43%	.44%
Underwriting margin	$21.7	$16.2
Underwriting margin/insurance policy income	49%	38%
Traditional life
Insurance policy income	$174.5	$170.2
Net investment income	23.2	22.5
Insurance policy benefits	(129.0)	(131.9)
Interest credited	(.1)	(.1)
Amortization and non-deferred commissions	(15.3)	(12.7)
Advertising expense	(28.7)	(29.3)
Margin from traditional life	$24.6	$18.7
Margin/insurance policy income	14%	11%
Margin excluding advertising expense/insurance policy income	31%	28%
Total life margin	$47.4	$36.0

Margin from interest-sensitive life business was $22.8 million in the first quarter of 2023, up 32 percent from the first quarter of 2022, reflecting favorable mortality, as compared to the 2022 period, and growth in the block due to sales in recent periods.

The interest margin was $1.1 million in both the first quarters of 2023 and 2022. Net investment income in the 2023 period was comparable to the 2022 period. The increase in average net insurance liabilities results in higher net investment income allocated, which is partially offset by lower earned yields. The earned yield was 5.08 percent and 5.15 percent in the first quarters of 2023 and 2022, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $2.1 million and $(7.6) million in the first quarters of 2023 and 2022, respectively.

Margin from traditional life business was $24.6 million and $18.7 million in the first quarters of 2023 and 2022, respectively. The increase in margin in the 2023 period, as compared to the same period in 2022, reflects growth in the block and favorable mortality.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Allocated net investment income in the 2023 period was up slightly, as compared to the 2022 period, primarily due to higher investment yields. The earned yield was 4.70 percent and 4.60 percent in the first quarters of 2023 and 2022, respectively.

Advertising expense was $28.7 million in the first quarter of 2023, down 2.0 percent from the comparable period in 2022. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Collected premiums from annuity and interest-sensitive life products:
Annuities	$370.9	$368.6
Interest-sensitive life	58.2	56.6
Total collected premiums from annuity and interest-sensitive life products	$429.1	$425.2

Collected premiums from annuity and interest-sensitive products increased .9 percent in the first quarter of 2023 compared to the first quarter of 2022. Premium collections from fixed indexed annuities decreased 8.8 percent to $323.3 million in the first quarter of 2023, compared to the same period of 2022. Premium collections from fixed interest annuities increased 298 percent to $46.1 million in the first quarter of 2023, compared to the same period in 2022, resulting from increased consumer preference for these products in the current interest rate environment.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Net investment income	$343.0	$208.2
Allocated to product lines:
Annuity	(125.4)	(117.5)
Health	(74.0)	(73.3)
Life	(36.3)	(35.5)
Equity returns credited to policyholder account balances	(18.6)	71.9
Amounts allocated to product lines and credited to policyholder account balances	(254.3)	(154.4)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	—	1.6
Amount related to variable interest entities and other non-operating items	(20.9)	(7.2)
Interest expense on debt	(15.7)	(15.7)
Interest expense on investment borrowings from FHLB	(21.7)	(2.4)
Expenses related to FABN program	(7.6)	(7.3)
Less amounts credited to deferred compensation plans (offsetting investment income)	(7.3)	4.2
Total adjustments	(73.2)	(26.8)
Investment income not allocated to product lines	$15.5	$27.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

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

Net Non-Operating Income:

The following summarizes our net non-operating income for the three months ending March 31, 2023 and 2022 (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Net realized investment losses from sales and change in allowance for credit losses	$(12.7)	$(7.2)
Net change in market value of investments recognized in earnings	(1.9)	(25.5)
Fair value changes related to agent deferred compensation plan	—	22.7
Changes in fair value of embedded derivative liabilities and market risk benefits	(65.1)	165.4
Other	2.3	.4
Net non-operating income (loss) before taxes	$(77.4)	$155.8

Net realized investment losses in the three months ended March 31, 2023, were $12.7 million, including the unfavorable change in the allowance for credit losses of $1.5 million which was recorded in earnings. Net realized investment losses in the three months ended March 31, 2022, were $7.2 million, including the unfavorable change in the allowance for credit losses of $30.7 million which was recorded in earnings.

During the first three months of 2023 and 2022, we recognized a decrease in earnings of $1.9 million and $25.5 million, respectively, due to the net change in market value of investments recognized in earnings. The change in value will fluctuate from period to period based on market conditions.

During the first three months of 2022, we recognized an increase in earnings of $22.7 million for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

We recognized an increase (decrease) in earnings of $(65.1) million and $165.4 million in the first three months of 2023 and 2022, respectively, resulting from changes in the fair value of embedded derivative liabilities and market risk benefits related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and market risk benefits.

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

We are in the process of seeking approval for the formation of a wholly-owned Bermuda captive reinsurance company for the purpose of ceding a portion of our inforce fixed indexed annuity business and all of the new fixed indexed annuity business written after the inception of the reinsurance agreement. This arrangement would allow us to increase the capital efficiency of the business while retaining all of the economic benefits of the block. In addition, it would allow us to realize the same benefits as a number of peer companies who have adopted similar arrangements. We do not anticipate assuming any unaffiliated business or seeking any third party capital for our wholly-owned Bermuda captive reinsurance company. Under our current plan, if approved by our regulators, we would expect to initiate a reinsurance treaty in the third quarter of 2023. We also currently expect excess cash flow to the holding company to increase in the range of $150 million to $200 million at the inception of the initial treaty. The deployment of such excess capital will be consistent with our historical approach (see "-Liquidity of the Holding Companies" below).

For 2023, we continue to expect operating earnings per diluted share to be in the range of $2.80 to $3.00, excluding any significant items in the year.

With respect to excess cash flow in 2023, we continue to expect cash flow to the holding company to be in the range of $170 million to $200 million, excluding any potential impact from the reinsurance transaction discussed above.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of March 31, 2023 and December 31, 2022 was as follows (dollars in millions):

	March 31, 2023	December 31, 2022
Total capital:
Corporate notes payable	$1,139.2	$1,138.8
Shareholders’ equity:
Common stock	1.1	1.1
Additional paid-in capital	2,021.1	2,033.8
Accumulated other comprehensive loss	(1,664.4)	(1,957.3)
Retained earnings	1,674.0	1,691.2
Total shareholders’ equity	2,031.8	1,768.8
Total capital	$3,171.0	$2,907.6

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2023 and as of and for the year ended December 31, 2022:

	March 31, 2023	December 31, 2022
Book value per common share	$17.68	$15.47
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	32.17	32.59
Debt to total capital ratios:
Corporate debt to total capital	35.9%	39.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a) (b)	23.6%	23.4%
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
(b)Our targeted corporate debt to total capital is in the range of 25.0 percent to 28.0 percent.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2023, the carrying value of the FHLB common stock was $79.6 million.  As of March 31, 2023, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.4 billion at March 31, 2023, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 380 percent at March 31, 2023, compared to 384 percent at December 31, 2022. In the first three months of 2023, the RBC ratio reflected our estimated consolidated statutory operating earnings of $38 million and insurance company dividends of $34.2 million that were paid to the holding company. Our RBC ratio at March 31, 2023, exceeded our targeted statutory RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2023, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held $157.5 million of cash and investments which was comprised of: (i) unrestricted cash and cash equivalents of $150.3 million; and (ii) exchange-traded funds that invest in fixed income securities of $7.2 million. Our holding company liquidity of $157.5 million was above our minimum target level of $150 million.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2023, our insurance subsidiaries paid dividends to CDOC totaling $34.2 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 334 percent at March 31, 2023.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2023, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$344.4	(a)
Colonial Penn	(472.9)	(b)
____________________
(a)Bankers Life paid dividends of $55.0 million to CLTX in the first three months of 2023. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
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

At March 31, 2023, there are no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first three months of 2023, we generated $22 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first three months of 2023, we repurchased 0.6 million shares of common stock for $15.1 million under our securities repurchase program. The Company had remaining repurchase authority of $171.8 million as of March 31, 2023. In May 2023, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock.

In the first three months of 2023, dividends declared on common stock totaled $16.4 million ($0.14 per common share). In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At March 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,874.0	$63.9	$(1,476.3)	$(36.6)	$11,425.0
United States Treasury securities and obligations of United States government corporations and agencies	174.7	.1	(4.7)	—	170.1
States and political subdivisions	2,778.8	34.1	(359.5)	(.7)	2,452.7
Foreign governments	88.8	.2	(9.9)	(.5)	78.6
Asset-backed securities	1,335.6	2.4	(101.0)	(.6)	1,236.4
Agency residential mortgage-backed securities	213.3	2.8	(.2)	—	215.9
Non-agency residential mortgage-backed securities	1,212.4	6.6	(154.5)	—	1,064.5
Collateralized loan obligations	954.3	.5	(35.9)	—	918.9
Commercial mortgage-backed securities	2,480.1	.1	(242.6)	—	2,237.6
Total investment grade fixed maturities, available for sale	22,112.0	110.7	(2,384.6)	(38.4)	19,799.7
Below-investment grade (a) (b):
Corporate securities	623.0	2.4	(53.4)	(20.6)	551.4
States and political subdivisions	10.6	—	(.6)	(.1)	9.9
Asset-backed securities	123.0	—	(19.2)	—	103.8
Non-agency residential mortgage-backed securities	565.8	30.6	(20.4)	—	576.0
Commercial mortgage-backed securities	83.5	—	(17.2)	—	66.3
Total below-investment grade fixed maturities, available for sale	1,405.9	33.0	(110.8)	(20.7)	1,307.4
Total fixed maturities, available for sale	$23,517.9	$143.7	$(2,495.4)	$(59.1)	$21,107.1
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2023 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$14,511.4	$13,048.5	61.8%
2	8,225.1	7,378.1	35.0
Total NAIC 1 and 2 (investment grade)	22,736.5	20,426.6	96.8
3	585.9	524.8	2.5
4	177.5	146.1	.7
5	17.0	9.6	—
6	1.0	—	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	781.4	680.5	3.2
Total	$23,517.9	$21,107.1	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,462.6	11.7%	$360.1	14.4%
Commercial mortgage-backed securities	2,303.9	10.9	259.8	10.4
Banks	1,832.6	8.7	230.1	9.2
Non-agency residential mortgage-backed securities	1,640.5	7.8	174.9	7.0
Asset-backed securities	1,340.2	6.3	120.2	4.8
Insurance	1,137.7	5.4	178.9	7.2
Utilities	1,129.3	5.3	143.6	5.8
Healthcare/pharmaceuticals	1,067.8	5.1	168.2	6.7
Brokerage	944.6	4.5	129.6	5.2
Collateralized loan obligations	918.9	4.4	35.9	1.4
Technology	810.4	3.8	126.4	5.1
Food/beverage	710.6	3.4	63.3	2.5
Energy	523.7	2.5	39.4	1.6
Cable/media	450.7	2.1	68.1	2.7
Real estate/REITs	422.2	2.0	46.6	1.9
Transportation	347.9	1.6	35.0	1.4
Telecom	331.2	1.6	22.5	.9
Capital goods	279.9	1.3	27.2	1.1
Chemicals	266.5	1.3	32.1	1.3
Agency residential mortgage-backed securities	215.9	1.0	.2	—
Other	1,970.0	9.3	233.3	9.4
Total fixed maturities, available for sale	$21,107.1	100.0%	$2,495.4	100.0%

Below-Investment Grade Securities

At March 31, 2023, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,405.9 million, or 6.0 percent of the Company's fixed maturity portfolio (or $781.4 million, or 3.3 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,307.4 million, or 93 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first three months of 2023, we recognized $14.4 million of realized losses on sales of $288.5 million of fixed maturity securities, available for sale, including: (i) $11.1 million related to various corporate securities; (ii) $2.2 million related to commercial mortgage-backed securities; and (iii) $1.1 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

During the first three months of 2022, we recognized $30.6 million of realized losses on sales of $786.6 million of fixed maturity securities, available for sale, primarily related to various corporate securities.

The following summarizes the investments sold at a loss during the first three months of 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$24.6	$18.2

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$111.2	$109.6
Due after one year through five years	1,942.0	1,808.1
Due after five years through ten years	1,494.5	1,351.7
Due after ten years	10,590.4	8,905.8
Subtotal	14,138.1	12,175.2
Structured securities	6,207.0	5,615.4
Total	$20,345.1	$17,790.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	6	$47.2	$(11.1)	$36.1
Greater than or equal to 6 months and less than 12 months	5	41.0	(11.7)	29.3
Total		$88.2	$(22.8)	$65.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2023 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$352.8	$6.7	$—	$.6	$360.1
Commercial mortgage-backed securities	198.3	44.3	15.4	1.8	259.8
Banks	116.2	102.7	.7	10.5	230.1
Insurance	88.5	86.3	3.6	.5	178.9
Non-agency residential mortgage-backed securities	96.7	57.8	1.6	18.8	174.9
Healthcare/pharmaceuticals	120.9	44.3	2.2	.8	168.2
Utilities	77.7	64.0	1.8	.1	143.6
Brokerage	60.9	66.2	1.5	1.0	129.6
Technology	77.5	44.5	3.9	.5	126.4
Asset-backed securities	36.8	64.2	18.1	1.1	120.2
Cable/media	7.9	55.5	2.1	2.6	68.1
Food/beverage	16.5	45.5	1.0	.3	63.3
Real estate/REITs	26.4	18.6	1.6	—	46.6
Energy	5.2	31.3	2.9	—	39.4
Collateralized loan obligations	30.4	5.5	—	—	35.9
Transportation	12.9	21.8	.1	.2	35.0
Consumer products	18.1	10.9	2.2	1.3	32.5
Chemicals	2.4	28.8	.5	.4	32.1
Retail	18.6	9.0	1.4	2.3	31.3
Capital goods	13.5	11.8	1.8	.1	27.2
Telecom	.1	22.4	—	—	22.5
Autos	4.0	17.0	1.2	.2	22.4
Building materials	4.6	14.9	.6	.2	20.3
Aerospace/defense	4.5	14.8	—	—	19.3
Metals and mining	3.5	8.6	.6	—	12.7
Foreign governments	4.2	5.7	—	—	9.9
Paper	.6	8.3	.1	.4	9.4
Entertainment/hotels	4.9	3.6	.1	.7	9.3
United States Treasury securities and obligations of United States government corporations and agencies	4.7	—	—	—	4.7
Business services	—	.7	.5	.3	1.5
Other	54.0	5.6	.3	.3	60.2
Total fixed maturities, available for sale	$1,463.3	$921.3	$65.8	$45.0	$2,495.4

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Structured Securities

At March 31, 2023, fixed maturity investments included structured securities with an estimated fair value of $6.4 billion (or 30.4 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2023, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,458.6	$1,340.2	6.3%
Agency residential mortgage-backed securities	213.3	215.9	1.0
Non-agency residential mortgage-backed securities	1,778.2	1,640.5	7.8
Collateralized loan obligations	954.3	918.9	4.4
Commercial mortgage-backed securities	2,563.6	2,303.9	10.9
Total structured securities	$6,968.0	$6,419.4	30.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2023	2022
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$22.4	$10.8
Fee revenue and other income	1.3	1.4
Total revenues	23.7	12.2
Expenses:
Interest expense	17.3	5.7
Other operating expenses	.5	.4
Total expenses	17.8	6.1
Income before net investment losses and income taxes	5.9	6.1
Net investment losses	(.6)	(3.2)
Income before income taxes	$5.3	$2.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of March 31, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$125.6	12.3%	$8.8	21.9%
Cable/media	120.8	11.9	4.7	11.6
Healthcare/pharmaceuticals	108.0	10.6	6.7	16.6
Food/beverage	70.9	7.0	2.7	6.8
Brokerage	59.4	5.8	1.2	2.9
Building materials	53.9	5.3	1.3	3.3
Chemicals	53.7	5.3	.8	1.9
Capital goods	50.8	5.0	1.7	4.1
Paper	43.3	4.3	.9	2.4
Consumer products	43.2	4.2	3.9	9.6
Transportation	41.6	4.1	.5	1.2
Utilities	40.9	4.0	1.0	2.6
Autos	32.9	3.2	.7	1.7
Insurance	27.5	2.7	.4	1.0
Business services	26.4	2.6	.6	1.5
Aerospace/defense	25.3	2.5	1.6	4.0
Banks	16.4	1.6	.3	.7
Retail	14.2	1.4	.3	.8
Other	63.1	6.2	2.2	5.4
Total	$1,017.9	100.0%	$40.3	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.4	$3.7
Due after one year through five years	689.1	658.5
Due after five years through ten years	246.9	234.4
Total	$940.4	$896.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments held by the VIEs sold at a loss during the first three months of 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$1.7	$1.2
Greater than or equal to 6 months and less than 12 months prior to sale	1	2.7	.8
		$4.4	$2.0

The following summarizes the investments held by the VIEs rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Greater than or equal to 6 months and less than 12 months	3	$9.4	$(3.1)	$6.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" in the notes to consolidated financial statements for a discussion of recently adopted accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2022.  There have been no material changes in the first three months of 2023 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk.  Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2023)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	186,217	$24.30	131,189	$183.8
February 1 through February 28	531,523	25.54	212,357	178.4
March 1 through March 31	421,908	22.18	289,231	171.8
Total	1,139,648	24.09	632,777	171.8
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2023 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 14, 2022.

10.1	Form of executive leadership group restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan.

10.2	Form of executive leadership group performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan.

10.3	Form of restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan.

10.4	Form of performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  May 10, 2023

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)