Form 10-Q
period 2023-06-30
CNO Financial Group, Inc.
filed 2023-08-09
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of July 25, 2023:  112,996,712

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2023	December 31, 2022
		(As recast)
Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: June 30, 2023 - $66.1 and December 31, 2022 - $56.0; amortized cost: June 30, 2023 - $23,630.5 and December 31, 2022 - $23,384.2)	$20,959.7	$20,353.4
Equity securities at fair value	96.4	135.3
Mortgage loans (net of allowance for credit losses: June 30, 2023 - $10.3 and December 31, 2022 - $8.0)	1,825.9	1,411.9
Policy loans	124.2	121.6
Trading securities	218.9	207.9
Investments held by variable interest entities (net of allowance for credit losses: June 30, 2023 - $4.5 and December 31, 2022 - $5.5; amortized cost: June 30, 2023 - $982.2 and December 31, 2022 - $1,134.2)	948.2	1,077.6
Other invested assets	1,176.7	1,034.7
Total investments	25,350.0	24,342.4
Cash and cash equivalents - unrestricted	457.7	575.7
Cash and cash equivalents held by variable interest entities	104.2	69.2
Accrued investment income	242.1	235.6
Present value of future profits	191.8	203.7
Deferred acquisition costs	1,857.7	1,770.9
Reinsurance receivables (net of allowance for credit losses: June 30, 2023 - $2.0 and December 31, 2022 - $2.0)	4,029.2	4,223.4
Market risk benefit asset	66.0	65.3
Income tax assets, net	1,007.1	1,063.4
Assets held in separate accounts	3.0	2.7
Other assets	745.1	580.8
Total assets	$34,053.9	$33,133.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2023	December 31, 2022
		(As recast)
Liabilities:
Liabilities for insurance products:
Policyholder account balances	$15,387.7	$15,234.2
Future policy benefits	11,479.6	11,240.2
Market risk benefit liability	10.5	11.3
Liability for life insurance policy claims	64.6	64.1
Unearned and advanced premiums	233.6	235.0
Liabilities related to separate accounts	3.0	2.7
Other liabilities	898.9	693.9
Investment borrowings	1,839.5	1,639.5
Borrowings related to variable interest entities	1,001.0	1,104.6
Notes payable – direct corporate obligations	1,139.7	1,138.8
Total liabilities	32,058.1	31,364.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2023 – 113,673,882; December 31, 2022 – 114,343,070)	1.1	1.1
Additional paid-in capital	1,997.9	2,033.8
Accumulated other comprehensive loss	(1,733.5)	(1,957.3)
Retained earnings	1,730.3	1,691.2
Total shareholders' equity	1,995.8	1,768.8
Total liabilities and shareholders' equity	$34,053.9	$33,133.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
		(As recast)		(As recast)
Revenues:
Insurance policy income	$628.3	$625.6	$1,253.8	$1,250.6
Net investment income:
General account assets	308.1	317.7	600.3	595.2
Policyholder and other special-purpose portfolios	91.6	(93.8)	142.4	(163.1)
Investment gains (losses):
Realized investment gains (losses)	(21.8)	(7.0)	(36.4)	11.8
Other investment losses	(13.5)	(41.8)	(13.5)	(93.3)
Total investment losses	(35.3)	(48.8)	(49.9)	(81.5)
Fee revenue and other income	30.1	54.3	82.2	96.7
Total revenues	1,022.8	855.0	2,028.8	1,697.9
Benefits and expenses:
Insurance policy benefits	565.9	302.2	1,175.6	636.1
Liability for future policy benefits remeasurement loss	8.3	.3	8.9	7.3
Change in fair value of market risk benefits	(17.6)	(50.3)	(2.8)	(83.0)
Interest expense	57.6	27.8	112.3	51.6
Amortization	56.0	52.7	111.5	105.0
Other operating costs and expenses	256.5	222.5	528.2	440.8
Total benefits and expenses	926.7	555.2	1,933.7	1,157.8
Income before income taxes	96.1	299.8	95.1	540.1
Income tax expense on period income	22.4	66.5	22.2	123.4
Net income	$73.7	$233.3	$72.9	$416.7
Earnings per common share:
Basic:
Weighted average shares outstanding	114,273,000	115,533,000	114,409,000	117,078,000
Net income	$.64	$2.02	$.64	$3.56
Diluted:
Weighted average shares outstanding	115,650,000	117,286,000	116,189,000	119,144,000
Net income	$.64	$1.99	$.63	$3.50

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
		(As recast)		(As recast)

Net income	$73.7	$233.3	$72.9	$416.7
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	(272.8)	(2,285.9)	353.3	(4,721.0)
Adjustment to discount rate for liability for future policy benefits	157.2	1,158.4	(106.1)	2,378.8
Adjustment to instrument-specific credit risk for market risk benefits	(2.3)	4.1	(1.4)	10.7
Reclassification adjustments:
For net realized investment losses included in net income	29.2	27.2	40.1	35.0
Other comprehensive income (loss) before tax	(88.7)	(1,096.2)	285.9	(2,296.5)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	19.6	241.9	(62.1)	507.0
Other comprehensive income (loss), net of tax	(69.1)	(854.3)	223.8	(1,789.5)
Comprehensive income (loss)	$4.6	$(621.0)	$296.7	$(1,372.8)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, March 31, 2022 (as recast)	117,241	$1.2	$2,085.7	$(561.5)	$1,293.0	$2,818.4
Net income	—	—	—	—	233.3	233.3
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $241.9)	—	—	—	(854.3)	—	(854.3)
Common stock repurchased	(2,550)	(.1)	(59.9)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	104	—	6.9	—	—	6.9
Balance, June 30, 2022 (as recast)	114,795	$1.1	$2,032.7	$(1,415.8)	$1,509.9	$2,127.9

Balance, March 31, 2023	114,905	$1.1	$2,021.1	$(1,664.4)	$1,674.0	$2,031.8
Net income	—	—	—	—	73.7	73.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $19.6)	—	—	—	(69.1)	—	(69.1)
Common stock repurchased	(1,346)	—	(30.0)	—	—	(30.0)
Dividends on common stock	—	—	—	—	(17.4)	(17.4)
Employee benefit plans, net of shares used to pay tax withholdings	115	—	6.8	—	—	6.8
Balance, June 30, 2023	113,674	$1.1	$1,997.9	$(1,733.5)	$1,730.3	$1,995.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2021 (as recast)	120,377	$1.2	$2,184.2	$373.7	$1,125.6	$3,684.7
Net income	—	—	—	—	416.7	416.7
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax benefit of $507.0)	—	—	—	(1,789.5)	—	(1,789.5)
Common stock repurchased	(6,607)	(.1)	(159.9)	—	—	(160.0)
Dividends on common stock	—	—	—	—	(32.4)	(32.4)
Employee benefit plans, net of shares used to pay tax withholdings	1,025	—	8.4	—	—	8.4
Balance, June 30, 2022 (as recast)	114,795	$1.1	$2,032.7	$(1,415.8)	$1,509.9	$2,127.9

Balance, December 31, 2022 (as recast)	114,343	$1.1	$2,033.8	$(1,957.3)	$1,691.2	$1,768.8
Net income	—	—	—	—	72.9	72.9
Change in unrealized appreciation (depreciation) of investments (net of applicable income tax expense of $62.1)	—	—	—	223.8	—	223.8
Common stock repurchased	(1,979)	—	(45.1)	—	—	(45.1)
Dividends on common stock	—	—	—	—	(33.8)	(33.8)
Employee benefit plans, net of shares used to pay tax withholdings	1,310	—	9.2	—	—	9.2
Balance, June 30, 2023	113,674	$1.1	$1,997.9	$(1,733.5)	$1,730.3	$1,995.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Insurance policy income	$1,150.4	$1,153.7
Net investment income	648.3	547.5
Fee revenue and other income	105.3	80.3
Insurance policy benefits	(821.4)	(834.3)
Interest expense	(108.1)	(47.3)
Deferrable policy acquisition costs	(186.4)	(167.4)
Other operating costs	(537.0)	(547.5)
Income taxes	(27.7)	(18.0)
Net cash from operating activities	223.4	167.0
Cash flows from investing activities:
Sales of investments	747.3	2,226.1
Maturities and redemptions of investments	660.3	923.4
Purchases of investments	(1,906.1)	(4,353.1)
Net purchases of trading securities	(30.8)	(1.9)
Other	(22.6)	(24.8)
Net cash used by investing activities	(551.9)	(1,230.3)
Cash flows from financing activities:
Issuance of common stock	8.6	4.7
Payments to repurchase common stock	(55.6)	(170.1)
Common stock dividends paid	(34.5)	(32.6)
Proceeds from financing arrangements	43.0	—
Amounts received for deposit products	1,035.7	1,958.7
Withdrawals from deposit products	(847.6)	(711.6)
Issuance of investment borrowings:
Federal Home Loan Bank	645.5	210.0
Payments on investment borrowings:
Federal Home Loan Bank	(445.5)	(285.6)
Related to variable interest entities	(104.1)	(22.5)
Net cash provided by financing activities	245.5	951.0
Net decrease in cash and cash equivalents	(83.0)	(112.3)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	644.9	731.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$561.9	$619.4

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

The present value of future profits is the value assigned to the right to receive future cash flows from policyholder insurance contracts existing at September 10, 2003 (the effective date of the bankruptcy reorganization of Conseco, Inc. (the "Predecessor")). The present value of future profits is amortized in the same manner as described above for deferred acquisition costs, although such balances are subject to periodic recovery testing.

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

Our long duration insurance contracts are grouped into annual calendar-year cohorts primarily based on the contractual issue date, marketing distribution channel, legal entity and product type. Single premium contracts are grouped into separate cohorts from other traditional products. Riders are generally combined with the base policy. Insurance contracts which were issued prior to September 10, 2003 (the effective date of the bankruptcy reorganization of our Predecessor) are grouped by marketing distribution channel, legal entity and product type in a single issue year cohort. The liability is adjusted for differences between actual and expected experience. We review our historical and future cash flow assumptions quarterly and update the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, we update our estimates of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the consolidated statement of operations. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

We adopted ASU 2018-12 effective January 1, 2023. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, MRBs and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions is required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs was adopted on a modified retrospective transition approach. For contracts in-force at the Transition Date, we continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield is used at transition through accumulated other comprehensive income (loss) and subsequently through other comprehensive income. For MRBs, we use the required retrospective application and were able to use hindsight to measure fair value components to the extent assumptions in a prior period are unobservable or otherwise unavailable.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

We selected the modified retrospective transition method, except for MRBs where we are required to use the full retrospective approach. Pursuant to ASU 2018-12, the account balances subject to the guidance were recast on the Transition Date. The following summarizes the impact of adoption on the Transition Date (dollars in millions):

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the impact of adoption on previously reported balances as of December 31, 2022 and as of and for the three and six months ended June 30, 2022 (dollars in millions, except per share data):

	December 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Present value of future profits	$212.2	$(8.5)	$203.7
Deferred acquisition costs	1,913.4	(142.5)	1,770.9
Reinsurance receivables	4,241.7	(18.3)	4,223.4
Market risk benefit asset	—	65.3	65.3
Income tax assets, net	1,165.5	(102.1)	1,063.4
Total assets	33,339.2	(206.1)	33,133.1

Policyholder account balances	14,858.3	375.9	15,234.2
Future policy benefits	11,809.1	(568.9)	11,240.2
Market risk benefit liability	—	11.3	11.3
Liability for policy and contract claims	456.5	(392.4)	64.1
Total liabilities	31,938.4	(574.1)	31,364.3

Retained earnings	1,459.0	232.2	1,691.2
Accumulated other comprehensive income (loss)	(2,093.1)	135.8	(1,957.3)
Total shareholders' equity	1,400.8	368.0	1,768.8

	Three months ended
	June 30, 2022
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$340.2	$(38.0)	$302.2
Liability for future policy benefits remeasurement loss	—	0.3	0.3
Change in fair value of market risk benefits	—	(50.3)	(50.3)
Amortization	88.1	(35.4)	52.7
Other operating costs and expenses	223.5	(1.0)	222.5
Total benefits and expenses	679.6	(124.4)	555.2
Income before income taxes	175.4	124.4	299.8
Income tax expense	39.3	27.2	66.5
Net income	136.1	97.2	233.3
Earnings per common share - basic	$1.18	$0.84	$2.02
Earnings per common share - diluted	1.16	0.83	1.99

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Six months ended
	June 30, 2022
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$686.9	$(50.8)	$636.1
Liability for future policy benefits remeasurement loss	—	7.3	7.3
Change in fair value of market risk benefits	—	(83.0)	(83.0)
Amortization	192.0	(87.0)	105.0
Other operating costs and expenses	442.7	(1.9)	440.8
Total benefits and expenses	1,373.2	(215.4)	1,157.8
Income before income taxes	324.7	215.4	540.1
Income tax expense	76.3	47.1	123.4
Net income	248.4	168.3	416.7
Earnings per common share - basic	$2.12	$1.44	$3.56
Earnings per common share - diluted	2.08	1.42	3.50

	As of June 30, 2022
	As previously	Effect of
	reported	adoption	As recast
Retained earnings	$1,343.2	$166.7	1,509.9
Accumulated other comprehensive loss	(1,165.0)	(250.8)	(1,415.8)
Total shareholders' equity	2,212.0	(84.1)	2,127.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for insurance-related balances, accumulated other comprehensive income and retained earnings (dollars in millions):

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

Accumulated other comprehensive income (loss), included in shareholders' equity as of June 30, 2023 and December 31, 2022, is comprised of the following (dollars in millions):

	June 30, 2023	December 31, 2022
Net unrealized losses on investments having no allowance for credit losses	$(1,048.5)	$(1,247.0)
Unrealized losses on investments with an allowance for credit losses	(1,585.8)	(1,780.7)
Change in discount rates for liability for future policy benefits	394.6	500.7
Change in instrument-specific credit risk for market risk benefits	10.8	12.2
Deferred income tax assets	495.4	557.5
Accumulated other comprehensive loss	$(1,733.5)	$(1,957.3)

At June 30, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,436.3	$37.5	$(1,670.1)	$(64.4)	$11,739.3
United States Treasury securities and obligations of United States government corporations and agencies	174.2	—	(10.1)	—	164.1
States and political subdivisions	2,815.2	27.6	(388.2)	(1.0)	2,453.6
Foreign governments	93.9	.6	(10.2)	(.5)	83.8
Asset-backed securities	1,485.5	1.0	(136.8)	(.2)	1,349.5
Agency residential mortgage-backed securities	351.4	.4	(3.0)	—	348.8
Non-agency residential mortgage-backed securities	1,758.1	37.8	(178.3)	—	1,617.6
Collateralized loan obligations	961.1	.9	(28.1)	—	933.9
Commercial mortgage-backed securities	2,554.8	.3	(286.0)	—	2,269.1
Total fixed maturities, available for sale	$23,630.5	$106.1	$(2,710.8)	$(66.1)	$20,959.7

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

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at June 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$132.7	$130.7
Due after one year through five years	2,260.6	2,113.0
Due after five years through ten years	1,793.8	1,643.8
Due after ten years	12,332.5	10,553.3
Subtotal	16,519.6	14,440.8
Structured securities	7,110.9	6,518.9
Total fixed maturities, available for sale	$23,630.5	$20,959.7

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at June 30, 2023 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$710.1	$(29.4)	$2,146.4	$(358.3)	$2,856.5	$(387.7)
United States Treasury securities and obligations of United States government corporations and agencies	130.7	(6.3)	33.4	(3.9)	164.1	(10.2)
States and political subdivisions	193.5	(5.8)	437.6	(106.4)	631.1	(112.2)
Foreign governments	16.3	(.5)	12.7	(1.1)	29.0	(1.6)
Asset-backed securities	339.2	(11.3)	886.5	(121.9)	1,225.7	(133.2)
Agency residential mortgage-backed securities	271.4	(3.0)	.5	—	271.9	(3.0)
Non-agency residential mortgage-backed securities	418.5	(14.3)	870.7	(164.0)	1,289.2	(178.3)
Collateralized loan obligations	141.8	(.9)	640.3	(27.2)	782.1	(28.1)
Commercial mortgage-backed securities	315.4	(10.2)	1,882.8	(275.8)	2,198.2	(286.0)
Total fixed maturities, available for sale	$2,536.9	$(81.7)	$6,910.9	$(1,058.6)	$9,447.8	$(1,140.3)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2023, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at March 31, 2023	$57.2	$.8	$.5	$.6	$59.1
Additions for securities for which credit losses were not previously recorded	1.7	.2	—	—	1.9
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	7.1	—	—	(.4)	6.7
Reduction for securities sold during the period	(1.6)	—	—	—	(1.6)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at June 30, 2023	$64.4	$1.0	$.5	$.2	$66.1

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2022	$54.4	$.9	$.4	$.3	$56.0
Additions for securities for which credit losses were not previously recorded	4.7	.2	—	—	4.9
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	7.6	(.1)	.1	(.1)	7.5
Reduction for securities sold during the period	(2.3)	—	—	—	(2.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at March 31, 2023	$64.4	$1.0	$.5	$.2	$66.1

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At June 30, 2023, we held commercial mortgage loan investments with an amortized cost and fair value of $1,338.3 million and $1,190.6 million, respectively. There were no commercial mortgage loans in process of foreclosure. At June 30, 2023, we held residential mortgage loan investments with an amortized cost and fair value of $497.9 million and $501.9 million, respectively. At June 30, 2023, there were two residential mortgage loans that were noncurrent with a carrying value of $0.3 million (of which, one loan with a carrying value of $0.1 million was in foreclosure).

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2023 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2023	2022	2021	2020	2019	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$101.0	$148.1	$126.5	$37.1	$74.7	$497.4	$984.8	$874.7	$3,656.1
60% to less than 70%	47.1	87.3	—	5.6	—	54.5	194.5	179.5	296.4
70% to less than 80%	—	77.8	24.5	—	—	32.2	134.5	118.0	184.4
80% to less than 90%	—	—	—	—	—	—	—	—	—
90% or greater	—	—	—	—	—	24.5	24.5	18.4	26.0
Total	$148.1	$313.2	$151.0	$42.7	$74.7	$608.6	$1,338.3	$1,190.6	$4,162.9
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended June 30, 2023 and 2022 (dollars in millions):

	Three months ended
	June 30,
	2023	2022
Allowance at the beginning of the period	$8.4	$5.1
Current period provision for expected credit losses	1.9	(.2)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$10.3	$4.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six months ended
	June 30,
	2023	2022
Allowance at the beginning of the period	$8.0	$5.6
Current period provision for expected credit losses	2.3	(.7)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$10.3	$4.9

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$2.8	$23.5	$10.1	$78.3
Gross realized losses on sales of fixed maturities, available for sale	(21.6)	(26.3)	(36.0)	(56.9)
Equity securities, net	(.4)	(3.6)	(.6)	(8.3)
Other, net	(2.6)	(.6)	(9.9)	(1.3)
Total realized investment gains (losses)	(21.8)	(7.0)	(36.4)	11.8
Change in allowance for credit losses (a)	(9.9)	(23.7)	(11.4)	(54.4)
Change in fair value of equity securities (b)	—	(.5)	.4	(1.7)
Other changes in fair value (c)	(3.6)	(17.6)	(2.5)	(37.2)
Other investment losses	(13.5)	(41.8)	(13.5)	(93.3)
Total investment losses	$(35.3)	$(48.8)	$(49.9)	$(81.5)
_________________
(a)    Changes in the allowance for credit losses includes $(1.0) million and $(6.3) million in the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and $(8.5) million in the six months ended June 30, 2023 and 2022, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $0.1 million and $(5.8) million for the six months ended June 30, 2023 and 2022, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $(5.6) million and $(25.2) million in the six months ended June 30, 2023 and 2022, respectively.

During the first six months of 2023, we recognized net investment losses of $49.9 million, which were comprised of: (i) $31.0 million of net losses from the sales of investments; (ii) $0.2 million of losses related to equity securities, including the change in fair value; (iii) $7.0 million of losses related to certain fixed maturity investments with embedded derivatives, including the change in fair value; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $0.3 million; and (v) an increase in the allowance for credit losses of $11.4 million.

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

At June 30, 2023, there were no fixed maturity investments in default.

During the first six months of 2023, the $36.0 million of gross realized losses on sales of $388.8 million of fixed maturity securities, available for sale, included: (i) $29.8 million related to various corporate securities; (ii) $4.3 million related to commercial mortgage-backed securities; and (iii) $1.9 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

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

In the first six months of 2023, we reviewed the actual mortality, lapse, and morbidity experience and determined that no changes to assumptions for future cash flows were necessary. This is consistent with the impact in the "Effect of actual variances from expected experience" line items in the tables below, which indicate our actual experience did not deviate significantly from our expectations.

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2023 (dollars in millions):

	Six months ended
	June 30, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—
Effect of changes in discount rate assumptions, beginning of period	188.4	196.4	23.2	137.1	—
Beginning PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(26.8)	17.3	12.1	(25.5)	—
Adjusted beginning of period PVENP	2,942.9	3,014.3	1,069.4	2,286.6	—
Issuances	140.8	166.5	30.0	209.4	3.1
Interest accrual	64.3	60.9	24.6	46.4	—
Net premiums collected	(178.9)	(219.5)	(81.0)	(202.1)	(3.1)
Ending PVENP at original discount rate	2,969.1	3,022.2	1,043.0	2,340.3	—
Effect of changes in discount rate assumptions, end of period	(162.4)	(177.0)	(19.6)	(120.7)	—
PVENP, end of period	$2,806.7	$2,845.2	$1,023.4	$2,219.6	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9
Effect of changes in discount rate assumptions, beginning of period	483.3	212.0	28.5	336.6	15.4
Beginning PVEFPB at original discount rate	6,370.1	3,245.1	4,186.6	4,754.5	326.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(31.5)	28.2	19.5	(30.8)	1.0
Adjusted beginning of period PVEFPB	6,338.6	3,273.3	4,206.1	4,723.7	327.3
Issuances	141.2	166.5	30.0	212.7	3.2
Interest accrual	148.1	66.3	111.3	102.5	7.4
Benefit payments	(210.3)	(247.2)	(142.8)	(222.9)	(17.3)
Ending PVEFPB at original discount rate	6,417.6	3,258.9	4,204.6	4,816.0	320.6
Effect of changes in discount rate assumptions, end of period	(408.0)	(190.9)	10.3	(290.8)	(11.6)
PVEFPB, end of period	$6,009.6	$3,068.0	$4,214.9	$4,525.2	$309.0

Net liability for future policy benefits	$3,202.9	$222.8	$3,191.5	$2,305.6	$309.0
Flooring impact	—	.2	—	—	—
Adjusted net liability for future policy benefits	3,202.9	223.0	3,191.5	2,305.6	309.0
Related reinsurance recoverable	(2.3)	—	(356.6)	(194.3)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,200.6	$223.0	$2,834.9	$2,111.3	$309.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2022 (dollars in millions):

	Six months ended
	June 30, 2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
PVENP, beginning of period	$3,496.8	$3,454.0	$1,313.4	$2,483.7	$—
Effect of changes in discount rate assumptions, beginning of period	(525.6)	(341.8)	(183.2)	(239.4)	—
Beginning PVENP at original discount rate	2,971.2	3,112.2	1,130.2	2,244.3	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(7.0)	6.6	(12.5)	(19.0)	—
Adjusted beginning of period PVENP	2,964.2	3,118.8	1,117.7	2,225.3	—
Issuances	152.9	118.3	49.5	284.0	3.3
Interest accrual	62.1	59.8	25.9	41.5	—
Net premiums collected	(177.2)	(232.8)	(85.0)	(201.5)	(3.3)
Ending PVENP at original discount rate	3,002.0	3,064.1	1,108.1	2,349.3	—
Effect of changes in discount rate assumptions, end of period	(54.1)	(82.3)	22.1	(72.7)	—
PVENP, end of period	$2,947.9	$2,981.8	$1,130.2	$2,276.6	$—

PVEFPB, beginning of period	$7,688.0	$3,750.5	$5,501.6	$5,395.7	$431.9
Effect of changes in discount rate assumptions, beginning of period	(1,414.8)	(373.8)	(1,291.2)	(767.3)	(88.4)
Beginning PVEFPB at original discount rate	6,273.2	3,376.7	4,210.4	4,628.4	343.5
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(7.7)	5.7	(19.1)	(18.9)	(3.5)
Adjusted beginning of period PVEFPB	6,265.5	3,382.4	4,191.3	4,609.5	340.0
Issuances	153.2	117.6	49.5	289.0	3.9
Interest accrual	144.6	65.5	112.0	96.8	7.7
Benefit payments	(206.6)	(244.8)	(130.0)	(247.6)	(17.9)
Ending PVEFPB at original discount rate	6,356.7	3,320.7	4,222.8	4,747.7	333.7
Effect of changes in discount rate assumptions, end of period	(125.9)	(87.2)	235.3	(142.2)	3.9
PVEFPB, end of period	$6,230.8	$3,233.5	$4,458.1	$4,605.5	$337.6

Net liability for future policy benefits	$3,282.9	$251.7	$3,327.9	$2,328.9	$337.6
Flooring impact	20.0	—	10.2	5.7	—
Adjusted net liability for future policy benefits	3,302.9	251.7	3,338.1	2,334.6	337.6
Related reinsurance recoverable	(3.2)	—	(354.5)	(216.7)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,299.7	$251.7	$2,983.6	$2,117.9	$337.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	June 30, 2023	June 30, 2022
Balances included in the future policy benefits rollforwards:
Supplemental health	$3,202.9	$3,302.9
Medicare supplement	223.0	251.7
Long-term care	3,191.5	3,338.1
Traditional life	2,305.6	2,334.6
Other annuities	309.0	337.6
Reserves excluded from rollforward (1)	2,601.7	2,609.8
Deferred profit liability	59.9	51.2
Amount of reserves above (below) policyholder account balances (2)	(448.7)	(475.0)
Future loss reserves (3)	34.7	34.0
Future policy benefits	$11,479.6	$11,784.9

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

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Six months ended
	June 30,
	2023	2022
Net liability (asset), beginning of period	$(54.0)	$86.2
Effect of changes in the instrument-specific credit risk, beginning of period	12.2	12.1
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	(41.8)	98.3
Issuances	(.1)	(1.0)
Interest accrual	10.7	7.2
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	4.2	(101.6)
Effect of changes in equity markets	9.7	(8.1)
Effect of changes in equity index volatility	(25.3)	18.9
Actual policyholder behavior different from expected behavior	1.8	(.2)
Effect of changes in future expected policyholder behavior - other	—	—
Effect of changes in future expected policyholder behavior - risk margin	—	—
Effect of changes in assumptions	(3.9)	1.9
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	(44.7)	15.4
Effect of changes in the instrument-specific credit risk, end of period	(10.8)	(22.8)
Net asset, end of period	(55.5)	(7.4)
Reinsurance recoverable, end of period	—	—
Net asset, end of period, net of reinsurance	$(55.5)	$(7.4)

Balance reported as an asset	$66.0	$37.3
Balance reported as a liability	10.5	29.9
Net asset	$(55.5)	$(7.4)

Net amount at risk	$52.0	$65.7
Weighted average attained age of contract holders	69	68

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Six months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Other annuities	$3.8	$4.1	$7.4	$7.7
Supplemental health	355.0	347.4	83.8	82.5
Medicare supplement	307.2	327.9	5.4	5.7
Long-term care	163.6	164.1	86.7	86.1
Traditional life	357.3	346.8	56.1	55.3
Total	$1,186.9	$1,190.3	$239.4	$237.3

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

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	June 30, 2023		June 30, 2022
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	391.4	309.0	416.7	337.6
Supplemental health
Expected future gross premiums	8,991.5	5,531.8	8,846.0	5,707.1
Expected future benefits and expenses	11,128.9	6,009.6	10,942.6	6,230.8
Medicare supplement
Expected future gross premiums	5,610.2	3,931.0	5,590.3	4,155.8
Expected future benefits and expenses	4,401.0	3,068.0	4,373.0	3,233.5
Long-term care
Expected future gross premiums	2,938.2	2,109.2	3,004.0	2,245.5
Expected future benefits and expenses	7,446.7	4,214.9	7,577.2	4,458.1
Traditional life
Expected future gross premiums	5,509.5	3,947.9	5,447.7	4,062.3
Expected future benefits and expenses	7,443.2	4,525.2	7,244.4	4,605.5

_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the six months ended June 30, 2023 and 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	June 30, 2023	June 30, 2022
Other annuities	9.7	9.7
Supplemental health	11.8	12.0
Medicare supplement	6.1	6.0
Long-term care	10.4	10.8
Traditional life	10.5	10.9

The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2023	June 30, 2022
Other annuities
Interest accretion rate	4.74%	4.71%
Current discount rate	5.26%	4.75%
Supplemental health
Interest accretion rate	5.03%	5.08%
Current discount rate	5.36%	4.72%
Medicare supplement
Interest accretion rate	4.27%	4.22%
Current discount rate	5.25%	4.41%
Long-term care
Interest accretion rate	5.65%	5.70%
Current discount rate	5.32%	4.82%
Traditional life
Interest accretion rate	4.77%	4.79%
Current discount rate	5.37%	4.74%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Six months ended
	June 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances	674.9	91.1	—	20.4	—	—
Premiums received	.2	1.6	15.4	101.6	—	134.3
Policy charges	(9.2)	(.4)	—	(93.3)	—	—
Surrenders and withdrawals	(360.8)	(85.4)	(20.7)	(16.3)	(14.3)	(144.2)
Benefit payments	(122.3)	(55.9)	(3.1)	(13.7)	—	—
Interest credited	23.3	22.5	1.2	18.5	14.4	1.3
Other	11.2	—	(.2)	(.2)	—	—
Balance, end of period excluding contracts 100% ceded	9,707.7	1,636.6	119.7	1,226.6	1,410.9	386.9
Balance, end of period for contracts 100% ceded	144.9	612.4	22.3	109.1	—	10.6
Balance, end of period	$9,852.6	$2,249.0	$142.0	$1,335.7	$1,410.9	$397.5

Balance, end of period, reinsurance ceded	(144.9)	(612.4)	(22.3)	(128.0)	—	(24.7)
Balance, end of period, net of reinsurance	$9,707.7	$1,636.6	$119.7	$1,207.7	$1,410.9	$372.8

Weighted average crediting rate	1.7%	2.7%	2.3%	3.0%	2.0%	0.8%
Net amount at risk (b)	$—	$—	$—	$27,483.2	$—	$—
Cash surrender value, net of reinsurance	$9,047.8	$1,616.5	$119.7	$980.1	$—	$372.8

_______________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) Represents the amount of insurance policy benefit expense that we would incur if death claims were filed on all annuity and interest-sensitive life contracts at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Six months ended
	June 30, 2022
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$8,681.0	$1,806.1	$131.2	$1,163.9	$502.0	$368.0
Issuances	765.9	30.5	—	20.9	899.0	—
Premiums received	.1	2.1	18.6	95.5	—	129.6
Policy charges	(6.6)	(.3)	—	(90.0)	—	—
Surrenders and withdrawals	(260.9)	(78.6)	(18.7)	(13.3)	(4.4)	(113.1)
Benefit payments	(125.4)	(71.5)	(2.8)	(13.4)	—	(.1)
Interest credited	98.3	22.9	1.2	26.7	14.1	1.4
Other	10.5	.1	.1	—	—	—
Balance, end of period excluding contracts 100% ceded	9,162.9	1,711.3	129.6	1,190.3	1,410.7	385.8
Balance, end of period for contracts 100% ceded	162.6	652.3	27.3	115.1	—	11.5
Balance, end of period	$9,325.5	$2,363.6	$156.9	$1,305.4	$1,410.7	$397.3

Balance, end of period, reinsurance ceded	(162.6)	(652.3)	(27.3)	(136.2)	—	(26.2)
Balance, end of period, net of reinsurance	$9,162.9	$1,711.3	$129.6	$1,169.2	$1,410.7	$371.1

Weighted average crediting rate	1.4%	2.6%	2.2%	5.3%	2.0%	0.8%
Net amount at risk (b)	$—	$—	$—	$25,681.3	$—	$—
Cash surrender value, net of reinsurance	$8,537.0	$1,702.3	$129.6	$947.2	$—	$371.1
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

The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	June 30, 2023	June 30, 2022
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$9,852.6	$9,325.5
Fixed interest annuities	2,249.0	2,363.6
Other annuities	142.0	156.9
Interest-sensitive life	1,335.7	1,305.4
Funding agreements	1,410.9	1,410.7
Other	397.5	397.3
Total	$15,387.7	$14,959.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	June 30, 2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$136.3	$278.1	$128.4	$73.2	$616.0
3.00%-4.99%	1,517.3	27.3	—	—	1,544.6
5.00% and greater	88.4	—	—	—	88.4
Subtotal	1,742.0	305.4	128.4	73.2	2,249.0
Other annuities
0.00%-2.99%	38.8	27.1	—	—	65.9
3.00%-4.99%	44.5	—	—	—	44.5
5.00% and greater	31.6	—	—	—	31.6
Subtotal	114.9	27.1	—	—	142.0
Interest-sensitive life
0.00%-2.99%	60.8	295.6	167.7	—	524.1
3.00%-4.99%	456.0	51.6	151.1	127.6	786.3
5.00% and greater	21.8	.5	2.7	.3	25.3
Subtotal	538.6	347.7	321.5	127.9	1,335.7
Funding agreements
0.00%-2.99%	1,410.9	—	—	—	1,410.9
3.00%-4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
Subtotal	1,410.9	—	—	—	1,410.9
Other
0.00%-2.99%	17.6	356.1	—	—	373.7
3.00%-4.99%	23.4	—	—	—	23.4
5.00% and greater	.4	—	—	—	.4
Subtotal	41.4	356.1	—	—	397.5
Total
0.00%-2.99%	1,664.4	956.9	296.1	73.2	2,990.6
3.00%-4.99%	2,041.2	78.9	151.1	127.6	2,398.8
5.00% and greater	142.2	.5	2.7	.3	145.7
Total policyholder account balances, excluding fixed indexed annuities	$3,847.8	$1,036.3	$449.9	$201.1	5,535.1
Fixed indexed annuity account balances					9,852.6
Total policyholder account balances					$15,387.7
____________________
(a)     Excludes the account balances related to our fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2022
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$165.4	$332.2	$33.8	$26.2	$557.6
3.00%-4.99%	1,689.5	23.2	.1	—	1,712.8
5.00% and greater	93.2	—	—	—	93.2
Subtotal	1,948.1	355.4	33.9	26.2	2,363.6
Other annuities
0.00%-2.99%	53.2	30.5	—	—	83.7
3.00%-4.99%	62.1	—	—	—	62.1
5.00% and greater	11.1	—	—	—	11.1
Subtotal	126.4	30.5	—	—	156.9
Interest-sensitive life
0.00%-2.99%	7.8	—	—	—	7.8
3.00%-4.99%	406.3	56.1	200.0	153.3	815.7
5.00% and greater	22.6	.4	—	458.9	481.9
Subtotal	436.7	56.5	200.0	612.2	1,305.4
Funding agreements
0.00%-2.99%	1,410.7	—	—	—	1,410.7
3.00%-4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
Subtotal	1,410.7	—	—	—	1,410.7
Other
0.00%-2.99%	18.4	353.5	—	—	371.9
3.00%-4.99%	24.4	—	—	—	24.4
5.00% and greater	1.0	—	—	—	1.0
Subtotal	43.8	353.5	—	—	397.3
Total
0.00%-2.99%	1,655.5	716.2	33.8	26.2	2,431.7
3.00%-4.99%	2,182.3	79.3	200.1	153.3	2,615.0
5.00% and greater	127.9	.4	—	458.9	587.2
Total policyholder account balances, excluding fixed indexed annuities	$3,965.7	$795.9	$233.9	$638.4	5,633.9
Fixed indexed annuity account balances					9,325.5
Total policyholder account balances					$14,959.4
____________________
(a)     Excludes the account balances related to our fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Six months ended
	June 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	45.0	5.2	28.4	11.8	7.5	17.9	59.3	—	175.1
Amortization expense	(22.4)	(1.8)	(15.4)	(14.1)	(7.7)	(7.1)	(24.7)	(.8)	(94.0)
End of period	$388.2	$23.0	$391.8	$158.9	$137.7	$223.0	$443.7	$5.2	$1,771.5

	Six months ended
	June 30, 2022
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$313.0	$19.0	$357.5	$170.2	$136.4	$196.3	$357.6	$3.3	$1,553.3
Capitalizations	46.3	1.5	24.7	10.8	8.9	15.1	45.2	4.2	156.7
Amortization expense	(19.4)	(1.8)	(14.4)	(15.0)	(7.6)	(6.9)	(20.7)	(.7)	(86.5)
End of period	$339.9	$18.7	$367.8	$166.0	$137.7	$204.5	$382.1	$6.8	$1,623.5

Changes in the present value of future profits were as follows (dollars in millions):

	Six months ended
	June 30, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7
Amortization expense	(6.6)	(3.7)	(.5)	(1.0)	(.1)	—	(11.9)
End of period	$147.4	$23.8	$5.7	$13.8	$.7	$.4	$191.8

	Six months ended
	June 30, 2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$168.1	$36.5	$7.3	$16.9	$.9	$.4	$230.1
Amortization expense	(7.2)	(4.7)	(.6)	(1.1)	(.1)	—	(13.7)
End of period	$160.9	$31.8	$6.7	$15.8	$.8	$.4	$216.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Changes in sales inducements were as follows (dollars in millions):

	Six months ended
	June 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	11.0	.3	11.3
Amortization expense	(5.2)	(.4)	(5.6)
End of period	$81.8	$4.4	$86.2

	Six months ended
	June 30, 2022
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$63.0	$5.0	$68.0
Capitalizations	10.5	.2	10.7
Amortization expense	(4.3)	(.5)	(4.8)
End of period	$69.2	$4.7	$73.9

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income for basic and diluted earnings per share	$73.7	$233.3	$72.9	$416.7
Shares:
Weighted average shares outstanding for basic earnings per share	114,273	115,533	114,409	117,078
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,377	1,753	1,780	2,066
Weighted average shares outstanding for diluted earnings per share	115,650	117,286	116,189	119,144

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

We measure segment performance by excluding total investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan, income taxes and other non-operating items consisting primarily of earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

Investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Investment gains (losses) and changes in fair value of embedded derivative liabilities and MRBs may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Annuity:
Insurance policy income	$8.1	$5.8	$13.2	$10.8
Net investment income	127.7	117.8	253.1	235.3
Total annuity revenues	135.8	123.6	266.3	246.1
Health:
Insurance policy income	397.1	403.5	798.5	810.2
Net investment income	74.3	73.0	148.3	146.3
Total health revenues	471.4	476.5	946.8	956.5
Life:
Insurance policy income	223.1	216.3	442.1	429.6
Net investment income	36.1	35.2	72.4	70.7
Total life revenues	259.2	251.5	514.5	500.3
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	62.3	(92.4)	80.9	(164.3)
Investment income not allocated to product lines	80.3	81.2	148.1	127.8
Fee revenue and other income:
Fee income	29.4	31.1	80.7	71.4
Amounts netted in expenses not allocated to product lines	1.5	24.3	3.1	27.1
Total segment revenues	$1,039.9	$895.8	$2,040.4	$1,764.9

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Expenses:
Annuity:
Insurance policy benefits	$10.6	$6.8	$19.3	$16.3
Interest credited	50.6	41.4	98.7	83.9
Amortization and non-deferred commissions	17.5	15.3	33.9	29.9
Total annuity expenses	78.7	63.5	151.9	130.1
Health:
Insurance policy benefits	322.7	309.9	640.8	633.0
Amortization and non-deferred commissions	40.5	41.2	81.3	82.8
Total health expenses	363.2	351.1	722.1	715.8
Life:
Insurance policy benefits	142.8	127.7	290.0	280.8
Interest credited	12.2	11.7	24.3	23.7
Amortization, non-deferred commissions and advertising expense	46.3	41.9	94.9	89.6
Total life expenses	201.3	181.3	409.2	394.1
Allocated expenses	149.5	152.2	307.0	297.0
Expenses not allocated to product lines	22.6	21.4	42.5	39.0
Market value changes of options credited to fixed indexed annuity and life policyholders	62.3	(92.4)	80.9	(164.3)
Amounts netted in investment income not allocated to product lines:
Interest expense	39.8	20.3	77.2	38.4
Interest credited	7.2	7.2	14.4	14.1
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(1.4)	.5	(1.4)	(1.1)
Amortization	.4	.4	.8	.8
Other expenses	6.3	(11.8)	13.6	(16.0)
Expenses netted in fee revenue:
Commissions and other operating expenses	28.8	27.9	64.6	58.3
Total segment expenses	958.7	721.6	1,882.8	1,506.2
Pre-tax measure of profitability:
Annuity margin	57.1	60.1	114.4	116.0
Health margin	108.2	125.4	224.7	240.7
Life margin	57.9	70.2	105.3	106.2
Total insurance product margin	223.2	255.7	444.4	462.9
Allocated expenses	(149.5)	(152.2)	(307.0)	(297.0)
Income from insurance products	73.7	103.5	137.4	165.9
Fee income	.6	3.2	16.1	13.1
Investment income not allocated to product lines	28.0	64.6	43.5	91.6
Expenses not allocated to product lines	(21.1)	2.9	(39.4)	(11.9)
Operating earnings before taxes	81.2	174.2	157.6	258.7
Income tax expense on operating income	18.9	39.1	36.7	59.1
Net operating income	$62.3	$135.1	$120.9	$199.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total segment revenues	$1,039.9	$895.8	$2,040.4	$1,764.9
Total investment losses	(35.3)	(48.8)	(49.9)	(81.5)
Revenues related to earnings attributable to VIEs	18.2	8.0	38.3	14.5
Consolidated revenues	1,022.8	855.0	2,028.8	1,697.9

Total segment expenses	958.7	721.6	1,882.8	1,506.2
Insurance policy benefits - changes in fair value of embedded derivative liabilities and market risk benefits	(50.4)	(160.6)	14.7	(326.0)
Expenses attributable to VIEs	18.4	8.2	36.2	14.3
Fair value changes related to agent deferred compensation plan	—	(14.0)	—	(36.7)
Consolidated expenses	926.7	555.2	1,933.7	1,157.8
Income before tax	96.1	299.8	95.1	540.1
Income tax expense on period income	22.4	66.5	22.2	123.4
Net income	73.7	$233.3	$72.9	$416.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	June 30, 2023	December 31, 2022
Assets:
Other invested assets:
Fixed indexed call options	$194.2	$56.7
Reinsurance receivables	(18.1)	(17.8)
Total assets	$176.1	$38.9
Liabilities:
Future policy benefits:
Fixed indexed products	$1,355.4	$1,297.0
Total liabilities	$1,355.4	$1,297.0

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $87 million in underlying investments held by the ceding reinsurer at June 30, 2023.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $2.8 billion at both June 30, 2023 and December 31, 2022, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax gains (losses) recognized in revenues for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$61.3	$(92.8)	$79.9	$(165.7)
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	(1.7)	(5.2)	(.3)	(11.7)
Total revenues from derivative instruments, not designated as hedges	$59.6	$(98.0)	$79.6	$(177.4)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2023, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2023 and December 31, 2022 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
June 30, 2023:
Fixed indexed call options	$194.2	$—	$194.2	$—	$—	$194.2
December 31, 2022:
Fixed indexed call options	56.7	—	56.7	—	—	56.7

REINSURANCE

The cost of reinsurance ceded totaled $49.7 million and $49.1 million in the second quarters of 2023 and 2022, respectively, and $98.0 million and $101.1 million in the first six months of 2023 and 2022, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $86.9 million and $80.5 million in the second quarters of 2023 and 2022, respectively, and $221.8 million and $200.9 million in the first six months of 2023 and 2022, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.3 million and $4.6 million in the second quarters of 2023 and 2022, respectively, and $8.4 million and $9.5 million in the first six months of 2023 and 2022, respectively. Insurance policy benefits related to reinsurance assumed totaled $5.8 million and $7.0 million in the second quarters of 2023 and 2022, respectively, and $10.5 million and $12.5 million in the first six months of 2023 and 2022, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Current tax expense	$19.7	$.6	$33.7	$5.0
Deferred tax expense (benefit)	2.7	65.9	(11.5)	118.4
Total income tax expense	$22.4	$66.5	$22.2	$123.4

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2023	2022
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.5)	(.4)
State taxes	2.8	2.2
Effective tax rate	23.3%	22.8%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2023	December 31, 2022
Deferred tax assets:
Net federal operating loss carryforwards	$123.8	$166.0
Net state operating loss carryforwards	2.5	2.5
Insurance liabilities	341.7	298.5
Indirect costs allocable to self-constructed real estate assets	234.9	214.8
Accumulated other comprehensive loss	489.3	552.4
Other	.8	7.3
Gross deferred tax assets	1,193.0	1,241.5
Deferred tax liabilities:
Investments	(32.4)	(37.2)
Present value of future profits and deferred acquisition costs	(155.9)	(148.9)
Other	—	—
Gross deferred tax liabilities	(188.3)	(186.1)
Net deferred tax assets	1,004.7	1,055.4
Current income taxes prepaid	2.4	8.0
Income tax assets, net	$1,007.1	$1,063.4

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At June 30, 2023, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $1,004.7 million will be realized through future taxable earnings.

Recovery of our deferred tax asset is dependent on achieving the level of future taxable income projected in our deferred tax valuation model and failure to do so could result in the recognition of a valuation allowance in a future period.  The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.04 percent at June 30, 2023), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2023, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $589.6 million of federal non-life NOLs as of June 30, 2023, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2023	$3.0
2025	85.2
2026	149.9
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$589.6

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million at both June 30, 2023 and December 31, 2022.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2023 and December 31, 2022 (dollars in millions):

	June 30, 2023	December 31, 2022
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(10.3)	(11.2)
Direct corporate obligations	$1,139.7	$1,138.8

Revolving Credit Agreement
The $250.0 million revolving credit agreement (the "Revolving Credit Agreement"), among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 21.3 percent at June 30, 2023); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,729.3 million at June 30, 2023 compared to the minimum requirement of $2,696.3 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating. There were no amounts outstanding under the Revolving Credit Agreement during the six months ended June 30, 2023.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2023, the carrying value of the FHLB common stock was $79.7 million.  As of June 30, 2023, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at June 30, 2023, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2023
$100.0	April 2024	Variable rate – 5.366%
22.0	May 2024	Variable rate – 5.667%
15.5	July 2024	Fixed rate – 1.990%
27.0	August 2024	Fixed rate – .640%
21.7	May 2025	Variable rate – 5.464%
18.3	June 2025	Fixed rate – 2.940%
12.5	June 2025	Variable rate – 5.630%
125.0	September 2025	Variable rate – 5.410%
100.0	October 2025	Variable rate – 5.621%
100.0	October 2025	Variable rate – 5.616%
57.7	October 2025	Variable rate – 5.574%
50.0	November 2025	Variable rate – 5.577%
12.5	December 2025	Variable rate – 5.646%
50.0	January 2026	Variable rate – 5.400%
50.0	January 2026	Variable rate – 5.514%
100.0	January 2026	Variable rate – 5.536%
15.0	January 2026	Variable rate – 5.727%
21.8	May 2026	Variable rate – 5.426%
50.0	May 2026	Variable rate – 5.330%
75.0	December 2026	Variable rate – 5.486%
75.0	January 2027	Variable rate – 5.243%
50.0	January 2027	Variable rate – 5.331%
50.0	January 2027	Variable rate – 5.556%
100.0	February 2027	Variable rate – 5.526%
50.0	April 2027	Variable rate – 5.427%
50.0	May 2027	Variable rate – 5.437%
100.0	June 2027	Variable rate – 5.430%
10.0	June 2027	Variable rate – 5.653%
75.0	January 2028	Variable rate – 5.524%
50.0	January 2028	Variable rate – 5.371%
50.0	January 2028	Variable rate – 5.611%
34.5	February 2028	Variable rate – 5.644%
21.0	February 2028	Variable rate – 5.531%
100.0	February 2028	Variable rate – 5.546%
$1,839.5

Generally, the variable and fixed rate borrowings are pre-payable.  At June 30, 2023, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $45.9 million and $7.1 million in the first six months of 2023 and 2022, respectively, was recognized related to total borrowings from the FHLB, reflecting higher interest rates on the variable rate investment borrowings in the 2023 period.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CHANGES IN COMMON STOCK

In the first six months of 2023, we repurchased 2.0 million shares of common stock for $45.1 million under our securities repurchase program (including $0.9 million of repurchases settled in the third quarter of 2023). In May 2023, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. The Company had remaining repurchase authority of $641.8 million as of June 30, 2023.

In the first six months of 2023, we issued 1.3 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

In the first six months of 2023, dividends declared on common stock totaled $33.8 million ($0.29 per common share). In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

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

On April 9, 2019, Bankers Conseco Life Insurance Company ("BCLIC") and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Wilmington Trust, National Association, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "Wilmington Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the Wilmington Action, BCLIC and Washington National assert claims against Wilmington Trust, National Association ("Wilmington") for breaching its express contractual obligations under four trust agreements pursuant to which Wilmington was the trustee in regard to trust assets ceded as part of reinsurance agreements with

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Beechwood Re Ltd. ("BRe"), as well as for breaching its fiduciary duties to BCLIC and Washington National. The Court granted Wilmington's motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On April 20, 2021, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the trial court and reinstated breach of contract and breach of fiduciary duty claims against Wilmington. As of June 30, 2023, the Wilmington Action was pending in the Supreme Court of the State of New York, County of New York, Commercial Division.

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

On June 28, 2019, BCLIC and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. KPMG LLP, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "KPMG Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the KPMG Action, BCLIC and Washington National assert claims against KPMG LLP ("KPMG") for aiding and abetting fraud, constructive fraud and negligent misrepresentation arising from KPMG's alleged role in the Platinum Partners' scheme to defraud BCLIC and Washington National into reinsuring its long-term care business with BRe. The Court granted KPMG’s motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On December 1, 2020, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the trial court and reinstated the aiding and abetting claim against KPMG. As of June 30, 2023, the KPMG Action was pending in the Supreme Court of the State of New York, County of New York, Commercial Division.

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' first amended complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the optional premium payment provision (the "Optional Premium Payment") of plaintiffs' insurance policies. In January 2018, the case was transferred to the United States District Court for the Southern District of Indiana. On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). The case remains pending against the CNO Entities. On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered their policies between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the Court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. The CNO Entities continue to vigorously defend the case.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$72.9	$416.7
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	131.9	122.5
Income taxes	(5.5)	105.3
Insurance liabilities	259.6	(370.8)
Accrual, amortization and fair value changes included in investment income	(94.4)	115.4
Deferral of policy acquisition costs	(186.4)	(167.4)
Net investment losses	49.9	81.5
Other (a)	(4.6)	(136.2)
Net cash from operating activities	$223.4	$167.0

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2023	2022
Amounts related to employee benefit plans	$13.0	$13.8

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2023
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$948.2	$—	$948.2
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	104.2	—	104.2
Accrued investment income	3.8	—	3.8
Income tax assets, net	15.5	—	15.5
Other assets	3.6	(.8)	2.8
Total assets	$1,075.3	$(114.6)	$960.7
Liabilities:
Other liabilities	$21.3	$(3.4)	$17.9
Borrowings related to variable interest entities	1,001.0	—	1,001.0
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,148.4	$(129.5)	$1,018.9

	December 31, 2022
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,077.6	$—	$1,077.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	69.2	—	69.2
Accrued investment income	3.5	—	3.5
Income tax assets, net	19.6	—	19.6
Other assets	2.5	(.8)	1.7
Total assets	$1,172.4	$(114.6)	$1,057.8
Liabilities:
Other liabilities	$29.3	$(2.4)	$26.9
Borrowings related to variable interest entities	1,104.6	—	1,104.6
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,260.0	$(128.5)	$1,131.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2023, such loans had an amortized cost of $982.2 million; gross unrealized gains of $1.6 million; gross unrealized losses of $31.1 million; allowance for credit losses of $4.5 million; and an estimated fair value of $948.2 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended June 30, 2023 and 2022 (dollars in millions):

	Three months ended
	June 30,
	2023	2022
Allowance at the beginning of the period	$3.5	$5.9
Additions for securities for which credit losses were not previously recorded	.4	4.8
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	.8	1.9
Reduction for securities sold during the period	(.2)	(.4)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$4.5	$12.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the six months ended June 30, 2023 and 2022 (dollars in millions):

	Six months ended
	June 30,
	2023	2022
Allowance at the beginning of the period	$5.5	$3.7
Additions for securities for which credit losses were not previously recorded	.7	6.3
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	.1	3.2
Reduction for securities sold during the period	(1.8)	(1.0)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$4.5	$12.2

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.6	$5.9
Due after one year through five years	803.2	774.6
Due after five years through ten years	172.4	167.7
Total	$982.2	$948.2

During the first six months of 2023, the VIEs recognized investment losses of $4.0 million which were comprised of: (i) $5.0 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $1.0 million. Such net realized losses included gross realized losses of $5.2 million from the sale of $11.0 million of investments. During the first six months of 2022, the VIEs recognized net investment losses of $10.2 million which were comprised of: (i) $1.4 million of net losses from the sales of fixed maturities; (ii) the change in market value of other investments of $(0.3) million; and (iii) an increase in the allowance for credit losses of $8.5 million. Such net realized losses included gross realized losses of $1.4 million from the sale of $21.2 million of investments.

At June 30, 2023, there were no fixed maturity investments held by the VIEs in default.

At June 30, 2023, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $109.1 million and gross unrealized losses not deemed to have credit losses of $0.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $551.3 million and gross unrealized losses not deemed to have credit losses of $15.0 million that had been in an unrealized loss position for twelve months or greater.

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

At June 30, 2023, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $564.6 million (classified as other invested assets).  At June 30, 2023, we had unfunded commitments to these partnerships totaling $430.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 84 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2023 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,603.1	$136.2	$11,739.3
United States Treasury securities and obligations of United States government corporations and agencies	—	164.1	—	164.1
States and political subdivisions	—	2,453.6	—	2,453.6
Foreign governments	—	83.8	—	83.8
Asset-backed securities	—	1,309.7	39.8	1,349.5
Agency residential mortgage-backed securities	—	348.8	—	348.8
Non-agency residential mortgage-backed securities	—	1,611.6	6.0	1,617.6
Collateralized loan obligations	—	933.9	—	933.9
Commercial mortgage-backed securities	—	2,256.7	12.4	2,269.1
Total fixed maturities, available for sale	—	20,765.3	194.4	20,959.7
Equity securities - corporate securities	23.6	—	72.8	96.4
Trading securities:
Asset-backed securities	—	35.7	—	35.7
Agency residential mortgage-backed securities	—	3.6	—	3.6
Non-agency residential mortgage-backed securities	—	62.0	—	62.0
Commercial mortgage-backed securities	—	117.6	—	117.6
Total trading securities	—	218.9	—	218.9
Investments held by variable interest entities - corporate securities	—	948.2	—	948.2
Other invested assets:
Derivatives	—	194.2	—	194.2
Residual tranches	—	14.6	7.5	22.1
Total other invested assets	—	208.8	7.5	216.3
Market risk benefit asset	—	—	66.0	66.0
Assets held in separate accounts	—	3.0	—	3.0
Total assets carried at fair value by category	$23.6	$22,144.2	$340.7	$22,508.5

Liabilities:
Market risk benefit liability	$—	$—	$10.5	$10.5
Embedded derivatives associated with fixed indexed annuity products (classified as future policy benefits)	—	—	1,355.4	1,355.4
Total liabilities carried at fair value by category	$—	$—	$1,365.9	$1,365.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2022 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,584.9	$127.8	$11,712.7
United States Treasury securities and obligations of United States government corporations and agencies	—	158.7	—	158.7
States and political subdivisions	—	2,388.5	—	2,388.5
Foreign governments	—	74.7	—	74.7
Asset-backed securities	—	1,230.0	57.0	1,287.0
Agency residential mortgage-backed securities	—	175.0	—	175.0
Non-agency residential mortgage-backed securities	—	1,492.3	56.2	1,548.5
Collateralized loan obligations	—	782.5	3.4	785.9
Commercial mortgage-backed securities	—	2,207.9	14.5	2,222.4
Total fixed maturities, available for sale	—	20,094.5	258.9	20,353.4
Equity securities - corporate securities	59.6	—	75.7	135.3
Trading securities:
Asset-backed securities	—	15.1	—	15.1
Agency residential mortgage-backed securities	—	.3	—	.3
Non-agency residential mortgage-backed securities	—	60.2	.5	60.7
Commercial mortgage-backed securities	—	131.8	—	131.8
Total trading securities	—	207.4	.5	207.9
Investments held by variable interest entities - corporate securities	—	1,077.6	—	1,077.6
Other invested assets:
Derivatives	—	56.7	—	56.7
Residual tranches	—	—	18.3	18.3
Total other invested assets	—	56.7	18.3	75.0
Market risk benefit asset	—	—	65.3	65.3
Assets held in separate accounts	—	2.7	—	2.7
Total assets carried at fair value by category	$59.6	$21,438.9	$418.7	$21,917.2

Liabilities:
Market risk benefit liability	$—	$—	$11.3	$11.3
Embedded derivatives associated with fixed indexed annuity products (classified as future policy benefits)	—	—	1,297.0	1,297.0
Total liabilities carried at fair value by category	$—	$—	$1,308.3	$1,308.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,692.5	$1,692.5	$1,825.9
Policy loans	—	—	124.2	124.2	124.2
Other invested assets:
Company-owned life insurance	—	200.9	—	200.9	200.9
Cash and cash equivalents:
Unrestricted	457.7	—	—	457.7	457.7
Held by variable interest entities	104.2	—	—	104.2	104.2
Liabilities:
Policyholder account balances	—	—	15,387.7	15,387.7	15,387.7
Investment borrowings	—	1,840.4	—	1,840.4	1,839.5
Borrowings related to variable interest entities	—	978.4	—	978.4	1,001.0
Notes payable – direct corporate obligations	—	1,115.2	—	1,115.2	1,139.7

	December 31, 2022
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,273.6	$1,273.6	$1,411.9
Policy loans	—	—	121.6	121.6	121.6
Other invested assets:
Company-owned life insurance	—	199.1	—	199.1	199.1
Cash and cash equivalents:
Unrestricted	575.7	—	—	575.7	575.7
Held by variable interest entities	69.2	—	—	69.2	69.2
Liabilities:
Policyholder account balances	—	—	15,234.2	15,234.2	15,234.2
Investment borrowings	—	1,640.5	—	1,640.5	1,639.5
Borrowings related to variable interest entities	—	1,066.3	—	1,066.3	1,104.6
Notes payable – direct corporate obligations	—	1,077.0	—	1,077.0	1,138.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2023 (dollars in millions):

	June 30, 2023
	Beginning balance as of March 31, 2023	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2023	Amount of total gains (losses) for the three months ended June 30, 2023 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended June 30, 2023 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$1.7	$(11.0)	$11.1	$6.6	$—	$136.2	$(11.0)	$10.3
Asset-backed securities	41.1	.1	—	(1.4)	—	—	39.8	—	(1.4)
Non-agency residential mortgage-backed securities	33.8	—	—	(.1)	—	(27.7)	6.0	—	(.1)
Commercial mortgage-backed securities	13.8	—	—	(1.4)	—	—	12.4	—	(1.4)
Total fixed maturities, available for sale	216.5	1.8	(11.0)	8.2	6.6	(27.7)	194.4	(11.0)	7.4
Equity securities - corporate securities	75.0	(2.1)	(.1)	—	—	—	72.8	(.1)	—
Trading securities - non-agency residential mortgage-backed securities	.5	—	—	—	—	(.5)	—	—	—
Other invested assets - residual tranches	19.2	.1	.1	—	.9	(12.8)	7.5	.1	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended June 30, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$1.7	$—	$—	$—	$1.7
Asset-backed securities	.3	(.2)	—	—	.1
Total fixed maturities, available for sale	2.0	(.2)	—	—	1.8
Equity securities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	.1	—	—	—	.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2023 (dollars in millions):

	June 30, 2023
	Beginning balance as of December 31, 2022	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of June 30, 2023	Amount of total gains (losses) for the six months ended June 30, 2023 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the six months ended June 30, 2023 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$1.3	$—	$1.2	$5.9	$—	$136.2	$—	$(.3)
Asset-backed securities	57.0	(5.0)	(.2)	(1.6)	—	(10.4)	39.8	.1	(1.6)
Non-agency residential mortgage-backed securities	56.2	—	—	.1	—	(50.3)	6.0	—	.1
Collateralized loan obligations	3.4	—	—	—	—	(3.4)	—	—	—
Commercial mortgage-backed securities	14.5	—	—	(2.1)	—	—	12.4	—	(2.1)
Total fixed maturities, available for sale	258.9	(3.7)	(.2)	(2.4)	5.9	(64.1)	194.4	.1	(3.9)
Equity securities - corporate securities	75.7	(2.1)	(.8)	—	—	—	72.8	(.4)	—
Trading securities - non-agency residential mortgage-backed securities	.5	—	—	—	—	(.5)	—	—	—
Other invested assets - residual tranches	18.3	1.5	.4	—	—	(12.7)	7.5	.4	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the six months ended June 30, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$2.7	$(1.4)	$—	$—	$1.3
Asset-backed securities	2.5	(7.5)	—	—	(5.0)
Total fixed maturities, available for sale	5.2	(8.9)	—	—	(3.7)
Equity securities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	1.8	(.3)	—	—	1.5

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

At June 30, 2023, 84 percent of our Level 3 fixed maturities, available for sale, were investment grade and 70 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the value of our embedded derivatives associated with fixed indexed annuity products (classified as future policy benefits) which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$1,347.9	$1,543.5	$1,297.0	$1,724.1
Premiums less benefits	(15.7)	22.2	(29.7)	43.3
Change in fair value, net	23.2	(194.7)	88.1	(396.4)
Balance at end of the period	$1,355.4	$1,371.0	$1,355.4	$1,371.0

The change in fair value, net for each period in our embedded derivatives is included in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2023 (dollars in millions):

	Fair value at June 30, 2023	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.25%
Corporate securities (c)	3.5	Recovery method	Percent of recovery expected	0.00% - 35.00% (35.00%)
Corporate securities (d)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	22.4	Discounted cash flow analysis	Discount margins	2.26% - 4.31% (3.51%)
Equity securities (f)	63.5	Market comparables	EBITDA multiples	9.9X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	171.6	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (j)	66.0	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.68%)
			Utilization rates	5.92% - 47.62% (22.54%)
Total	340.7
Liabilities:
Market risk benefit liability (j)	10.5	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.68%)
			Utilization rates	5.92% - 47.62% (22.54%)
Embedded derivatives related to fixed indexed annuity products (classified as future policy benefits) (k)	1,355.4	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.46% - 5.54% (4.40%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(j)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs are based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(k)    Embedded derivatives related to fixed indexed annuity products (classified as future policy benefits) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2022 (dollars in millions):

	Fair value at December 31, 2022	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.23% - 3.94% (2.25%)
Corporate securities (c)	3.5	Recovery method	Percent of recovery expected	0.00% - 35.00% (35.00%)
Corporate securities (d)	.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	21.8	Discounted cash flow analysis	Discount margins	2.50% - 3.86% (3.30%)
Equity securities (f)	63.9	Market comparables	EBITDA multiples	8.5X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	11.7	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	249.0	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (j)	65.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.45%)
			Utilization rates	6.78% - 63.16% (20.09%)
Total	418.7
Liabilities:
Market risk benefit liability (j)	11.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.45%)
			Utilization rates	6.78% - 63.16% (20.09%)
Embedded derivatives related to fixed indexed annuity products (classified as future policy benefits) (k)	1,297.0	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.77% - 5.48% (4.47%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(j)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs are based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(k)    Embedded derivatives related to fixed indexed annuity products (classified as future policy benefits) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at June 30, 2023, and its consolidated results of operations for the six months ended June 30, 2023 and 2022, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

•the impact of pandemics and major public health issues, including the novel coronavirus pandemic and the resulting financial market, economic and other impacts;

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

•events of terrorism, natural disasters or other catastrophic events, including potential adverse impacts from climate change which may increase the frequency or severity of weather-related disasters;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
•cyber-security attacks, risk of data loss and other security breaches;

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. Insurance product margin is management’s measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes this information helps provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three and six months ending June 30, 2023 and 2022 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Insurance product margin
Annuity margin	$57.1	$60.1	$114.4	$116.0
Health margin	108.2	125.4	224.7	240.7
Life margin	57.9	70.2	105.3	106.2
Total insurance product margin	223.2	255.7	444.4	462.9
Allocated expenses	(149.5)	(152.2)	(307.0)	(297.0)
Income from insurance products	73.7	103.5	137.4	165.9
Fee income	.6	3.2	16.1	13.1
Investment income not allocated to product lines	28.0	64.6	43.5	91.6
Expenses not allocated to product lines	(21.1)	2.9	(39.4)	(11.9)
Operating earnings before taxes	81.2	174.2	157.6	258.7
Income tax expense on operating income	(18.9)	(39.1)	(36.7)	(59.1)
Net operating income (a)	62.3	135.1	120.9	199.6
Net realized investment losses from sales and change in allowance for credit losses	(31.3)	(27.1)	(44.0)	(34.3)
Net change in market value of investments recognized in earnings	(4.0)	(21.7)	(5.9)	(47.2)
Fair value changes related to agent deferred compensation plan	—	14.0	—	36.7
Changes in fair value of embedded derivative liabilities and market risk benefits	50.4	160.6	(14.7)	326.0
Other	(.2)	(.2)	2.1	.2
Net non-operating income (loss) before taxes	14.9	125.6	(62.5)	281.4
Income tax (expense) benefit on non-operating income (loss)	(3.5)	(27.4)	14.5	(64.3)
Net non-operating income (loss)	11.4	98.2	(48.0)	217.1
Net income	$73.7	$233.3	$72.9	$416.7
Per diluted share
Net operating income	$.54	$1.15	$1.04	$1.68
Net non-operating income (loss)	.10	.84	(.41)	1.82
Net income	$.64	$1.99	$.63	$3.50

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from sales, impairments and change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss related to reinsurance transaction, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

Privacy and Cybersecurity Regulation

In July 2023, the SEC adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the "Cybersecurity Final Rule") requiring enhanced disclosures of material cybersecurity incidents in a Form 8-K and periodic disclosures of, among other things, details on the processes to assess, identify, and manage those risks, cybersecurity governance, and management's role in overseeing such a compliance program, including the board of directors' oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Cash flow assumptions related to our insurance contracts are established when a policy is issued and are evaluated each quarter to determine if assumption updates are required. A more detailed review of assumptions is performed annually during the fourth quarter. Changes to our cash flow assumptions are recognized in the liability for future policy benefits remeasurement (gain) loss in the consolidated statement of operations. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are also recognized in the liability for future policy benefits remeasurement (gain) loss in the consolidated statement of operations.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Insurance product margin
Annuity:
Insurance policy income	$8.1	$5.8	$13.2	$10.8
Net investment income	127.7	117.8	253.1	235.3
Insurance policy benefits	(10.6)	(6.8)	(19.3)	(16.3)
Interest credited	(50.6)	(41.4)	(98.7)	(83.9)
Amortization and non-deferred commissions	(17.5)	(15.3)	(33.9)	(29.9)
Annuity margin	57.1	60.1	114.4	116.0
Health:
Insurance policy income	397.1	403.5	798.5	810.2
Net investment income	74.3	73.0	148.3	146.3
Insurance policy benefits	(322.7)	(309.9)	(640.8)	(633.0)
Amortization and non-deferred commissions	(40.5)	(41.2)	(81.3)	(82.8)
Health margin	108.2	125.4	224.7	240.7
Life:
Insurance policy income	223.1	216.3	442.1	429.6
Net investment income	36.1	35.2	72.4	70.7
Insurance policy benefits	(142.8)	(127.7)	(290.0)	(280.8)
Interest credited	(12.2)	(11.7)	(24.3)	(23.7)
Amortization and non-deferred commissions	(20.8)	(19.3)	(40.7)	(37.7)
Advertising expense	(25.5)	(22.6)	(54.2)	(51.9)
Life margin	57.9	70.2	105.3	106.2
Total insurance product margin	223.2	255.7	444.4	462.9
Allocated expenses:
Branch office expenses	(15.9)	(15.4)	(35.7)	(33.5)
Other allocated expenses	(133.6)	(136.8)	(271.3)	(263.5)
Income from insurance products	73.7	103.5	137.4	165.9
Fee income	.6	3.2	16.1	13.1
Investment income not allocated to product lines	28.0	64.6	43.5	91.6
Expenses not allocated to product lines	(21.1)	2.9	(39.4)	(11.9)
Operating earnings before taxes	81.2	174.2	157.6	258.7
Income tax expense on operating income	(18.9)	(39.1)	(36.7)	(59.1)
Net operating income	$62.3	$135.1	$120.9	$199.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Insurance product margin is management’s measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes this information helps provide a better understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

Summary of Operating Results: Net operating income was $62.3 million in the second quarter of 2023, down from $135.1 million in the second quarter of 2022, and was $120.9 million in the first six months of 2023, down from $199.6 million in the first six months of 2022.

Insurance product margin was $223.2 million in the second quarter of 2023 compared to $255.7 million in the second quarter of 2022, and was $444.4 million in the first six months of 2023 compared to $462.9 million in the first six months of 2022. Insurance product margins in the 2023 periods were impacted by unfavorable claim experience in our Medicare supplement and long-term care lines of business. In addition, the traditional life margin was favorably impacted in the second quarter of 2022 due to a larger than typical reduction in claim liabilities due to the work down of a backlog of claims that were in-the-course-of-settlement. Such claim payments also had a positive impact (of approximately $10 million) on the change in the liability for future policy benefits as calculated under the new LDTI standard.

Total allocated and unallocated expenses are summarized in the table below. Expenses not allocated to product lines in the second quarter of 2022 include the impact of a significant item related to an experience refund pursuant to the terms of a reinsurance agreement. Total allocated and unallocated expenses as adjusted for the significant item are summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Expenses allocated to product lines	$149.5	$152.2	$307.0	$297.0
Expenses not allocated to product lines	21.1	(2.9)	39.4	11.9
Experience refund related to a reinsurance agreement (a)	—	22.5	—	22.5
Adjusted total	$170.6	$171.8	$346.4	$331.4
_______________
(a)    Under the terms of the reinsurance agreement to cede a substantial portion of our legacy long-term care block, we were entitled to receive an experience refund of up to $22.5 million if certain rate increases were approved and implemented. As of June 30, 2022, all requirements to earn the maximum experience refund had been met and the refund was recognized. The refund was received in the second quarter of 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Though expenses were elevated in the first six months of 2023, our projected expense ratio for the full year of between 19.0 percent to 19.4 percent remains unchanged. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Fee revenue	$29.4	$31.1	$80.7	$71.4
Operating costs and expenses	(28.8)	(27.9)	(64.6)	(58.3)
Net fee income	$.6	$3.2	$16.1	$13.1

The increase in net fee income in the first six months of 2023 is due to growth in the sales of third party products in recent periods and changes to our revenue recognition assumptions reflecting favorable policy persistency, partially offset by lower net fee income related to services provided by Optavise. The decrease in net fee income in the second quarter of 2023, as compared to the same period in 2022, reflects less favorable changes to our revenue recognition assumptions on the sales of third party products and higher expenses incurred by Optavise.

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

The effective tax rate for the first six months of 2023 was 23.3 percent which was consistent with our expected annual effective tax rate for 2023 of between 23 percent and 24 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Annuity margin:
Fixed indexed annuities
Insurance policy income	$5.5	$3.7	$9.1	$6.7
Net investment income	101.2	91.4	200.0	181.5
Insurance policy benefits	(4.2)	(3.1)	(8.3)	(7.7)
Interest credited	(38.9)	(29.5)	(75.3)	(59.9)
Amortization and non-deferred commissions	(16.0)	(14.1)	(31.4)	(27.4)
Margin from fixed indexed annuities	$47.6	$48.4	$94.1	$93.2
Average net insurance liabilities	$9,276.0	$8,711.0	$9,229.9	$8,598.7
Margin/average net insurance liabilities	2.05%	2.22%	2.04%	2.17%
Fixed interest annuities
Insurance policy income	$.2	$.3	$.5	$.4
Net investment income	20.9	20.6	41.8	42.1
Insurance policy benefits	—	(.6)	(.1)	(1.0)
Interest credited	(11.1)	(11.3)	(22.2)	(22.8)
Amortization and non-deferred commissions	(1.3)	(1.1)	(2.2)	(2.3)
Margin from fixed interest annuities	$8.7	$7.9	$17.8	$16.4
Average net insurance liabilities	$1,613.1	$1,712.5	$1,622.0	$1,736.8
Margin/average net insurance liabilities	2.16%	1.85%	2.19%	1.89%
Other annuities
Insurance policy income	$2.4	$1.8	$3.6	$3.7
Net investment income	5.6	5.8	11.3	11.7
Insurance policy benefits	(6.4)	(3.1)	(10.9)	(7.6)
Interest credited	(.6)	(.6)	(1.2)	(1.2)
Amortization and non-deferred commissions	(.2)	(.1)	(.3)	(.2)
Margin from other annuities	$.8	$3.8	$2.5	$6.4
Average net insurance liabilities	$462.5	$484.2	$466.0	$487.2
Margin/average net insurance liabilities	.69%	3.14%	1.07%	2.63%
Total annuity margin	$57.1	$60.1	$114.4	$116.0
Average net insurance liabilities	$11,351.6	$10,907.7	$11,317.9	$10,822.7
Margin/average net insurance liabilities	2.01%	2.20%	2.02%	2.14%

Margin from fixed indexed annuities was $47.6 million in the second quarter of 2023 compared to $48.4 million in the second quarter of 2022, and was $94.1 million in the first six months of 2023 compared to $93.2 million in the first six months of 2022. The margins in 2023 are relatively flat, as compared to the same periods in the prior year, as growth in the block is primarily being offset by spread compression driven by increased surrenders of higher spread products. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $9,276.0 million and $8,711.0 million in the second quarters of 2023 and 2022, respectively, and were $9,229.9 million and $8,598.7 million in the first six months of 2023 and 2022, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.36 percent in the second quarter of 2023 up from 4.20 percent in the second quarter of 2022, and was 4.33 percent in the first six months of 2023 up from 4.22 percent in the first six months of 2022, reflecting higher portfolio yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $56.1 million and $(80.1) million in the second quarters of 2023 and 2022, respectively, and were $72.6 million and $(144.4) million in the first six months of 2023 and 2022, respectively.

Margin from fixed interest annuities was $8.7 million in the second quarter of 2023 compared to $7.9 million in the second quarter of 2022, and was $17.8 million in the first six months of 2023 compared to $16.4 million in the first six months of 2022, driven primarily by higher investment yields, partially offset by a reduction in the size of the block. Average net insurance liabilities were $1,613.1 million in the second quarter of 2023 compared to $1,712.5 million in the second quarter of 2022, and were $1,622.0 million in the first six months of 2023 compared to $1,736.8 million in the first six months of 2022, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated, however, the earned yield increased to 5.18 percent in the second quarter of 2023 from 4.81 percent in the second quarter of 2022, and to 5.15 percent in the first six months of 2023 from 4.85 percent in the first six months of 2022, reflecting higher portfolio yields.

Margin from other annuities was $0.8 million in the second quarter of 2023 compared to $3.8 million in the second quarter of 2022, and was $2.5 million in the first six months of 2023 compared to $6.4 million in the first six months of 2022. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was lower in the 2023 periods compared to the same periods in 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Health Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Health margin:
Supplemental health
Insurance policy income	$176.2	$172.0	$355.2	$345.5
Net investment income	38.9	37.6	77.5	75.0
Insurance policy benefits	(128.9)	(128.1)	(257.1)	(257.4)
Amortization and non-deferred commissions	(26.3)	(25.5)	(52.4)	(51.0)
Margin from supplemental health	$59.9	$56.0	$123.2	$112.1
Margin/insurance policy income	34%	33%	35%	32%
Medicare supplement
Insurance policy income	$155.3	$165.1	$311.8	$331.9
Net investment income	1.2	1.4	2.5	2.7
Insurance policy benefits	(113.4)	(114.1)	(233.9)	(234.6)
Amortization and non-deferred commissions	(10.8)	(12.6)	(22.0)	(25.6)
Margin from Medicare supplement	$32.3	$39.8	$58.4	$74.4
Margin/insurance policy income	21%	24%	19%	22%
Long-term care
Insurance policy income	$65.6	$66.4	$131.5	$132.8
Net investment income	34.2	34.0	68.3	68.6
Insurance policy benefits	(80.4)	(67.7)	(149.8)	(141.0)
Amortization and non-deferred commissions	(3.4)	(3.1)	(6.9)	(6.2)
Margin from long-term care	$16.0	$29.6	$43.1	$54.2
Margin/insurance policy income	24%	45%	33%	41%
Total health margin	$108.2	$125.4	$224.7	$240.7
Margin/insurance policy income	27%	31%	28%	30%

Margin from supplemental health business was $59.9 million in the second quarter of 2023 compared to $56.0 million in the second quarter of 2022, and was $123.2 million in the first six months of 2023 compared to $112.1 million in the first six months of 2022, reflecting growth in the block. The margin as a percentage of insurance policy income was 34 percent in the second quarter of 2023 compared to 33 percent in the prior year period, and was 35 percent in the first six months of 2023 compared to 32 percent in the first six months of 2022.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Medicare supplement business was $32.3 million and $39.8 million in the second quarters of 2023 and 2022, respectively, and $58.4 million and $74.4 million in the first six months of 2023 and 2022, respectively. The decrease in margin on the Medicare supplement business is primarily due to a reduction in the size of the block and unfavorable claims experience. Claim experience will fluctuate from period to period. Insurance policy income was $155.3 million in the second quarter of 2023, down 5.9 percent from the second quarter of 2022, and was $311.8 million the first six months of 2023 down 6.1 percent from the first six months of 2022, reflecting lower sales in recent periods partially offset by premium rate increases. Over the last several years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.

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

Margin from Long-term care products was $16.0 million and $29.6 million in the second quarters of 2023 and 2022, respectively, and $43.1 million and $54.2 million in the first six months of 2023 and 2022, respectively. The margin as a percentage of insurance policy income was 24 percent in the second quarter of 2023 compared to 45 percent in the second quarter of 2022, and was 33 percent in the first six months of 2023 compared to 41 percent in the first six months of 2022. The decrease in margins in the 2023 periods is primarily due to unfavorable claims experience as compared to the prior year periods. The unfavorable experience in this block is expected to moderate in future periods, however claim experience will fluctuate from quarter to quarter.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Life margin:
Interest-sensitive life
Insurance policy income	$45.3	$43.8	$89.8	$86.9
Net investment income	12.7	12.8	25.8	25.8
Insurance policy benefits	(17.1)	(15.8)	(35.3)	(37.0)
Interest credited	(12.0)	(11.5)	(24.0)	(23.4)
Amortization and non-deferred commissions	(4.8)	(5.9)	(9.4)	(11.6)
Margin from interest-sensitive life	$24.1	$23.4	$46.9	$40.7
Average net insurance liabilities	$1,035.4	$1,016.4	$1,033.7	$1,012.9
Interest margin	$.7	$1.3	$1.8	$2.4
Interest margin/average net insurance liabilities	.27%	.51%	.35%	.47%
Underwriting margin	$23.4	$22.1	$45.1	$38.3
Underwriting margin/insurance policy income	52%	50%	50%	44%
Traditional life
Insurance policy income	$177.8	$172.5	$352.3	$342.7
Net investment income	23.4	22.4	46.6	44.9
Insurance policy benefits	(125.7)	(111.9)	(254.7)	(243.8)
Interest credited	(.2)	(.2)	(.3)	(.3)
Amortization and non-deferred commissions	(16.0)	(13.4)	(31.3)	(26.1)
Advertising expense	(25.5)	(22.6)	(54.2)	(51.9)
Margin from traditional life	$33.8	$46.8	$58.4	$65.5
Margin/insurance policy income	19%	27%	17%	19%
Margin excluding advertising expense/insurance policy income	33%	40%	32%	34%
Total life margin	$57.9	$70.2	$105.3	$106.2

Margin from interest-sensitive life business was $24.1 million in the second quarter of 2023, up 3.0 percent from the second quarter of 2022, and was $46.9 million in the first six months of 2023, up 15 percent from the first six months of 2022, reflecting favorable mortality, as compared to the 2022 periods, and growth in the block due to sales in recent periods.

The interest margin was $0.7 million and $1.3 million in the second quarters of 2023 and 2022, respectively, and was $1.8 million and $2.4 million in the first six months of 2023 and 2022, respectively. Net investment income in the 2023 periods was comparable to the 2022 periods. The increase in average net insurance liabilities results in higher net investment income allocated, which is partially offset by lower earned yields. The earned yield was 4.91 percent and 5.04 percent in the second quarters of 2023 and 2022, respectively, and was 4.99 percent and 5.09 percent in the first six months of 2023 and 2022, respectively. The decrease in earned yields is due to the sale or maturity of higher yielding investments. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $6.2 million and $(12.3) million in the second quarters of 2023 and 2022, respectively, and were $8.3 million and $(19.9) million in the first six months of 2023 and 2022, respectively.

Margin from traditional life business was $33.8 million and $46.8 million in the second quarters of 2023 and 2022, respectively, and was $58.4 million and $65.5 million in the first six months of 2023 and 2022, respectively. In the second

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
quarter of 2022, there was a larger than typical reduction in traditional life claim liabilities due to the work down of a backlog of claims that were in-the-course-of-settlement. The claim payments also had a favorable impact (of approximately $10 million) on the change in the liability for future policy benefits, as calculated under the new LDTI standard, which is the primary driver of the decrease in the traditional life margin in the 2023 periods as compared to the same periods in 2022.
Allocated net investment income was higher in the 2023 periods, as compared to the 2022 periods, primarily due to growth in the block and higher investment yields. The earned yield was 4.74 percent and 4.59 percent in the second quarters of 2023 and 2022, respectively and was 4.72 percent and 4.60 percent in the first six months of 2023 and 2022, respectively.

Advertising expense was $25.5 million in the second quarter of 2023, up 13 percent from the comparable period in 2022, and was $54.2 million in the first six months of 2023, up 4.4 percent from the comparable period in 2022. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Collected premiums from annuity and interest-sensitive life products:
Annuities	$401.8	$435.0	$772.7	$803.6
Interest-sensitive life	60.3	56.6	118.5	113.2
Total collected premiums from annuity and interest-sensitive life products	$462.1	$491.6	$891.2	$916.8

Collected premiums from annuity and interest-sensitive products decreased 6.0 percent in the second quarter of 2023 compared to the second quarter of 2022, and 2.8 percent in the first six months of 2023 compared to the first six months of 2022. Premium collections from fixed indexed annuities decreased 15 percent to $351.6 million in the second quarter of 2023 compared to the same period of 2022, and 12 percent to $674.9 million in the first six months of 2023 compared to the first six months of 2022. Premium collections from fixed interest annuities increased 121 percent to $46.6 million in the second quarter of 2023 compared to the same period in 2022, and 183 percent to $92.7 million in the first six months of 2023 compared to the first six months of 2022, resulting from increased consumer preference for these products in the current interest rate environment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net investment income	$399.7	$223.9	$742.7	$432.1
Allocated to product lines:
Annuity	(127.7)	(117.8)	(253.1)	(235.3)
Health	(74.3)	(73.0)	(148.3)	(146.3)
Life	(36.1)	(35.2)	(72.4)	(70.7)
Equity returns credited to policyholder account balances	(62.3)	92.4	(80.9)	164.3
Amounts allocated to product lines and credited to policyholder account balances	(300.4)	(133.6)	(554.7)	(288.0)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	1.4	(.5)	1.4	1.1
Amount related to variable interest entities and other non-operating items	(19.0)	(9.1)	(39.9)	(16.3)
Interest expense on debt	(15.6)	(15.6)	(31.3)	(31.3)
Interest expense on investment borrowings from FHLB	(24.2)	(4.7)	(45.9)	(7.1)
Expenses related to FABN program	(7.6)	(7.6)	(15.2)	(14.9)
Less amounts credited to deferred compensation plans (offsetting investment income)	(6.3)	11.8	(13.6)	16.0
Total adjustments	(71.3)	(25.7)	(144.5)	(52.5)
Investment income not allocated to product lines	$28.0	$64.6	$43.5	$91.6
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

Net Non-Operating Income:

The following summarizes our net non-operating income (loss) for the three and six months ending June 30, 2023 and 2022 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net realized investment losses from sales and change in allowance for credit losses	$(31.3)	$(27.1)	$(44.0)	$(34.3)
Net change in market value of investments recognized in earnings	(4.0)	(21.7)	(5.9)	(47.2)
Fair value changes related to agent deferred compensation plan	—	14.0	—	36.7
Changes in fair value of embedded derivative liabilities and market risk benefits	50.4	160.6	(14.7)	326.0
Other	(.2)	(.2)	2.1	.2
Net non-operating income (loss) before taxes	$14.9	$125.6	$(62.5)	$281.4

Net realized investment losses in the three and six months ended June 30, 2023, were $31.3 million and $44.0 million, respectively, including the unfavorable change in the allowance for credit losses of $9.9 million and $11.4 million, respectively,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
which was recorded in earnings. Net realized investment losses in the three and six months ended June 30, 2022, were $27.1 million and $34.3 million, respectively, including the unfavorable change in the allowance for credit losses of $23.7 million and $54.4 million, respectively, which was recorded in earnings.

The change in market value of investments recognized in earnings was a decrease of $4.0 million and $21.7 million in the second quarters of 2023 and 2022, respectively, and $5.9 million and $47.2 million in the first six months of 2023 and 2022, respectively. The change in value will fluctuate from period to period based on market conditions.

During the first six months of 2022, we recognized an increase in earnings of $36.7 million for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

We recognized an increase (decrease) in earnings of $(14.7) million and $326.0 million in the first six months of 2023 and 2022, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

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

For 2023, we currently expect operating earnings per diluted share to be in the range of $2.65 to $2.85, excluding any significant items in the year (down from our previous guidance of $2.80 to $3.00 per diluted share). Our current guidance reflects the lower alternative investment income and elevated claims experience in our long-term care and Medicare supplement blocks of business that we recognized in the first half of 2023.

With respect to excess cash flow in 2023, we currently expect cash flow to the holding company to be in the range of $180 million to $200 million (assuming our current capital and reinsurance structure), as compared to our previous guidance of $170 million to $200 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of June 30, 2023 and December 31, 2022 was as follows (dollars in millions):

	June 30, 2023	December 31, 2022
Total capital:
Corporate notes payable	$1,139.7	$1,138.8
Shareholders’ equity:
Common stock	1.1	1.1
Additional paid-in capital	1,997.9	2,033.8
Accumulated other comprehensive loss	(1,733.5)	(1,957.3)
Retained earnings	1,730.3	1,691.2
Total shareholders’ equity	1,995.8	1,768.8
Total capital	$3,135.5	$2,907.6

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2023 and as of and for the year ended December 31, 2022:

	June 30, 2023	December 31, 2022
Book value per common share	$17.56	$15.47
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	32.81	32.59
Debt to total capital ratios:
Corporate debt to total capital	36.3%	39.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a) (b)	23.4%	23.4%
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
(b)Our targeted ratio is in the range of 25.0 percent to 28.0 percent.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2023, the carrying value of the FHLB common stock was $79.7 million.  As of June 30, 2023, collateralized borrowings from the FHLB totaled $1.8 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.3 billion at June 30, 2023, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 386 percent at June 30, 2023, compared to 384 percent at December 31, 2022. In the first six months of 2023, the RBC ratio reflected our estimated consolidated statutory operating earnings of $76 million and insurance company dividends (net of capital contributions) of $74.7 million that were paid to the holding company. Our RBC ratio at June 30, 2023, exceeded our targeted RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

In June 2023, we began a sale-leaseback program resulting in a $43 million reduction in non-admitted assets and a corresponding increase in total adjusted capital which favorably impacted our consolidated RBC ratio. Such sale-leaseback transactions are accounted for as operating leases pursuant to statutory accounting principles. Pursuant to GAAP, the sale-leaseback transactions do not meet the criteria for a sale. Accordingly, we account for these transactions as financing arrangements which are classified as other liabilities in our consolidated balance sheet.

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

S&P most recently reviewed its "A-" financial strength ratings of our primary insurance subsidiaries on June 23, 2023. The outlook for these ratings is stable. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated.  An insurer rated "A", in S&P's opinion, has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are six ratings above the "A-" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

Moody's most recently reviewed its "A3" financial strength ratings of our primary insurance subsidiaries on May 12, 2023. The outlook for these ratings remains stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggest a susceptibility to impairment sometime in the future. Moody's has twenty-one possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At June 30, 2023, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held $176 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first six months of 2023, our insurance subsidiaries paid dividends to CDOC totaling $82.2 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 339 percent at June 30, 2023.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2023, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$367.0	(a)
Colonial Penn	(488.4)	(b)
____________________
(a)Bankers Life paid dividends of $55.0 million to CLTX in the first six months of 2023. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first six months of 2023, CDOC made a capital contribution of $7.5 million to CLTX.

At June 30, 2023, there are no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first six months of 2023, we generated $88 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first six months of 2023, we repurchased 2.0 million shares of common stock for $45.1 million under our securities repurchase program (including $0.9 million of repurchases settled in the third quarter of 2023). In May 2023, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. The Company had remaining repurchase authority of $641.8 million as of June 30, 2023.

In the first six months of 2023, dividends declared on common stock totaled $33.8 million ($0.29 per common share). In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

S&P most recently reviewed its "BBB-" rating on our senior unsecured debt on June 23, 2023. The outlook for these ratings is stable. In S&P's view, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of twenty-two possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are nine ratings above CNO's "BBB-" rating and twelve ratings that are below its rating.

Moody's most recently reviewed its "Baa3" rating on our senior unsecured debt on May 12, 2023. The outlook for these ratings remains stable. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of twenty-one possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and eleven ratings that are below its rating.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

On February 1, 2023, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of twenty-two possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are eight ratings above CNO's "bbb" rating and thirteen ratings that are below its rating.

On November 21, 2022, Fitch affirmed its "BBB-" rating on our senior unsecured debt. Fitch also affirmed CNO's long term issue default rating of "BBB" and revised the outlook for this rating to positive from stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of twenty-one possible ratings ranging from "AAA" to "D". There are nine ratings above CNO's "BBB-" rating and eleven ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At June 30, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,862.5	$36.6	$(1,627.5)	$(38.1)	$11,233.5
United States Treasury securities and obligations of United States government corporations and agencies	174.2	—	(10.1)	—	164.1
States and political subdivisions	2,804.6	27.6	(387.5)	(.8)	2,443.9
Foreign governments	93.9	.6	(10.2)	(.5)	83.8
Asset-backed securities	1,365.7	1.0	(118.1)	(.2)	1,248.4
Agency residential mortgage-backed securities	351.4	.4	(3.0)	—	348.8
Non-agency residential mortgage-backed securities	1,218.8	5.9	(161.1)	—	1,063.6
Collateralized loan obligations	961.1	.9	(28.1)	—	933.9
Commercial mortgage-backed securities	2,471.1	.3	(266.8)	—	2,204.6
Total investment grade fixed maturities, available for sale	22,303.3	73.3	(2,612.4)	(39.6)	19,724.6
Below-investment grade (a) (b):
Corporate securities	573.8	.9	(42.6)	(26.3)	505.8
States and political subdivisions	10.6	—	(.7)	(.2)	9.7
Asset-backed securities	119.8	—	(18.7)	—	101.1
Non-agency residential mortgage-backed securities	539.3	31.9	(17.2)	—	554.0
Commercial mortgage-backed securities	83.7	—	(19.2)	—	64.5
Total below-investment grade fixed maturities, available for sale	1,327.2	32.8	(98.4)	(26.5)	1,235.1
Total fixed maturities, available for sale	$23,630.5	$106.1	$(2,710.8)	$(66.1)	$20,959.7
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2023 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$14,824.4	$13,200.6	63.0%
2	8,074.2	7,124.9	34.0
Total NAIC 1 and 2 (investment grade)	22,898.6	20,325.5	97.0
3	561.3	496.1	2.4
4	143.5	127.2	.6
5	18.1	10.8	—
6	9.0	.1	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	731.9	634.2	3.0
Total	$23,630.5	$20,959.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,453.6	11.7%	$388.2	14.3%
Commercial mortgage-backed securities	2,269.1	10.8	286.0	10.6
Banks	1,776.3	8.5	241.7	8.9
Non-agency residential mortgage-backed securities	1,617.6	7.7	178.3	6.6
Asset-backed securities	1,349.5	6.4	136.8	5.0
Insurance	1,136.7	5.4	193.7	7.2
Utilities	1,098.3	5.2	159.4	5.9
Healthcare/pharmaceuticals	1,045.4	5.0	187.8	6.9
Brokerage	940.1	4.5	138.3	5.1
Collateralized loan obligations	933.9	4.5	28.1	1.0
Technology	793.7	3.8	136.0	5.0
Food/beverage	665.1	3.2	72.3	2.7
Energy	507.0	2.4	46.4	1.7
Cable/media	458.3	2.2	75.0	2.8
Real estate/REITs	371.7	1.8	49.1	1.8
Agency residential mortgage-backed securities	348.8	1.7	3.0	.1
Transportation	342.5	1.6	38.1	1.4
Telecom	331.6	1.6	28.0	1.0
Capital goods	273.3	1.3	31.9	1.2
Chemicals	262.5	1.2	35.8	1.3
Other	1,984.7	9.5	256.9	9.5
Total fixed maturities, available for sale	$20,959.7	100.0%	$2,710.8	100.0%

Below-Investment Grade Securities

At June 30, 2023, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,327.2 million, or 5.6 percent of the Company's fixed maturity portfolio (or $731.9 million, or 3.1 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,235.1 million, or 93 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first six months of 2023, we recognized $36.0 million of realized losses on sales of $388.8 million of fixed maturity securities, available for sale, including: (i) $29.8 million related to various corporate securities; (ii) $4.3 million related to commercial mortgage-backed securities; and (iii) $1.9 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

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

The following summarizes the investments sold at a loss during the first six months of 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$40.6	$20.1
Greater than or equal to 6 months and less than 12 months prior to sale	1	2.6	.1
Greater than 12 months prior to sale	1	.9	.2
		$44.1	$20.4

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$110.0	$107.8
Due after one year through five years	2,076.7	1,926.8
Due after five years through ten years	1,507.9	1,348.6
Due after ten years	11,131.8	9,298.7
Subtotal	14,826.4	12,681.9
Structured securities	6,436.6	5,804.2
Total	$21,263.0	$18,486.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	12	$74.9	$(17.3)	$57.6
Greater than or equal to 6 months and less than 12 months	1	15.4	(4.6)	10.8
Greater than 12 months	3	20.1	(7.2)	12.9
Total		$110.4	$(29.1)	$81.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2023 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$379.0	$8.5	$—	$.7	$388.2
Commercial mortgage-backed securities	217.3	49.5	16.7	2.5	286.0
Banks	126.9	111.5	3.3	—	241.7
Insurance	94.5	95.5	3.3	.4	193.7
Healthcare/pharmaceuticals	132.9	51.7	2.2	1.0	187.8
Non-agency residential mortgage-backed securities	103.2	57.9	1.4	15.8	178.3
Utilities	88.3	69.1	1.9	.1	159.4
Brokerage	66.2	70.1	1.6	.4	138.3
Asset-backed securities	46.3	71.8	17.8	.9	136.8
Technology	82.2	49.1	4.4	.3	136.0
Cable/media	9.1	60.3	2.8	2.8	75.0
Food/beverage	23.4	47.2	1.2	.5	72.3
Real estate/REITs	26.9	21.5	.7	—	49.1
Energy	6.8	39.4	.2	—	46.4
Transportation	14.0	23.9	—	.2	38.1
Chemicals	2.6	32.0	.7	.5	35.8
Consumer products	20.6	11.7	2.4	.9	35.6
Retail	19.7	10.1	1.3	1.4	32.5
Capital goods	15.7	13.8	2.4	—	31.9
Collateralized loan obligations	24.7	3.4	—	—	28.1
Telecom	.1	27.9	—	—	28.0
Autos	4.6	17.9	1.2	.1	23.8
Building materials	4.6	16.8	.6	.2	22.2
Aerospace/defense	5.3	15.5	—	.3	21.1
Metals and mining	4.8	9.5	.6	—	14.9
Paper	.7	10.6	.1	.5	11.9
Foreign governments	4.6	5.6	—	—	10.2
United States Treasury securities and obligations of United States government corporations and agencies	10.1	—	—	—	10.1
Entertainment/hotels	5.3	3.9	.4	—	9.6
Agency residential mortgage-backed securities	3.0	—	—	—	3.0
Business services	—	1.0	.6	.3	1.9
Other	57.2	5.1	.5	.3	63.1
Total fixed maturities, available for sale	$1,600.6	$1,011.8	$68.3	$30.1	$2,710.8

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

Structured Securities

At June 30, 2023, fixed maturity investments included structured securities with an estimated fair value of $6.5 billion (or 31.1 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at June 30, 2023, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,485.5	$1,349.5	6.4%
Agency residential mortgage-backed securities	351.4	348.8	1.7
Non-agency residential mortgage-backed securities	1,758.1	1,617.6	7.7
Collateralized loan obligations	961.1	933.9	4.5
Commercial mortgage-backed securities	2,554.8	2,269.1	10.8
Total structured securities	$7,110.9	$6,518.9	31.1%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$22.0	$12.8	$44.4	$23.6
Fee revenue and other income	1.2	1.1	2.5	2.5
Total revenues	23.2	13.9	46.9	26.1
Expenses:
Interest expense	17.8	7.5	35.1	13.2
Other operating expenses	.6	.7	1.1	1.1
Total expenses	18.4	8.2	36.2	14.3
Income before net investment losses and income taxes	4.8	5.7	10.7	11.8
Net investment losses	(3.4)	(7.0)	(4.0)	(10.2)
Income (loss) before income taxes	$1.4	$(1.3)	$6.7	$1.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of June 30, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$116.8	12.3%	$3.9	12.7%
Technology	115.1	12.1	7.6	24.5
Healthcare/pharmaceuticals	103.1	10.9	5.8	18.7
Food/beverage	66.7	7.0	2.0	6.4
Brokerage	59.7	6.3	.7	2.3
Building materials	52.6	5.6	.6	2.0
Chemicals	52.1	5.5	.6	1.8
Capital goods	41.4	4.4	1.0	3.1
Transportation	41.4	4.4	.3	1.1
Paper	41.2	4.3	.6	2.0
Utilities	40.8	4.3	1.0	3.1
Consumer products	33.1	3.5	1.2	3.8
Autos	28.5	3.0	.4	1.1
Insurance	27.7	2.9	.2	.8
Business services	26.5	2.8	.3	1.1
Aerospace/defense	21.3	2.3	1.3	4.1
Banks	16.4	1.7	.3	.9
Retail	11.6	1.2	.1	.4
Other	52.2	5.5	3.2	10.1
Total	$948.2	100.0%	$31.1	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$6.6	$5.9
Due after one year through five years	667.1	637.3
Due after five years through ten years	143.4	138.4
Total	$817.1	$781.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments held by the VIEs sold at a loss during the first six months of 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$1.7	$1.2
Greater than or equal to 6 months and less than 12 months prior to sale	1	2.7	.8
Greater than 12 months prior to sale	1	3.5	1.0
		$7.9	$3.0

The following summarizes the investments held by the VIEs rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of June 30, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.6	$(1.1)	$2.5
Greater than or equal to 6 months and less than 12 months	1	2.9	(.8)	2.1
Total		$6.5	$(1.9)	$4.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" in the notes to consolidated financial statements for a discussion of recently adopted accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2022.  There have been no material changes in the first six months of 2023 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2023)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	419,718	$22.03	418,310	$162.6
May 1 through May 31	490,459	21.78	489,907	651.9
June 1 through June 30	441,542	23.07	438,451	641.8
Total	1,351,719	22.28	1,346,668	641.8
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2023 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 5.  OTHER INFORMATION.

During the second quarter of 2023, a director and certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Gary C. Bhojwani	June 9, 2023	March 8, 2024	42,572
–Director and Chief Executive Officer
Karen J. DeToro	May 12, 2023	May 13, 2024	18,071
–Chief Actuary
Scott L. Goldberg	June 8, 2023	March 11, 2024	7,768
–President, Consumer Division
Matthew J. Zimpfer	June 9, 2023	August 20, 2024	13,001
–General Counsel

_________
(a) Or such earlier date that the aggregate amount of shares has been sold.

During the second quarter of 2023, no other of the Company's directors or Section 16 officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

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

10.1
Fourth Amendment and Restatement Agreement, dated as of May 4, 2023, among CNO Financial Group, Inc., the lenders party thereto, and KeyBank National Association, as administrative agent for the lenders, in respect of the Credit Agreement, dated as of May 19, 2015, among CNO Financial Group, Inc., the lenders party thereto, and KeyBank National Association, as administrative agent for the lenders.

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

Dated:  August 9, 2023

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)