Form 10-Q
period 2023-09-30
CNO Financial Group, Inc.
filed 2023-11-08
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of October 25, 2023:  112,170,646

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2023	December 31, 2022
		(As recast)
Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: September 30, 2023 - $69.4 and December 31, 2022 - $56.0; amortized cost: September 30, 2023 - $23,899.5 and December 31, 2022 - $23,384.2)	$20,305.2	$20,353.4
Equity securities at fair value	95.5	135.3
Mortgage loans (net of allowance for credit losses: September 30, 2023 - $10.9 and December 31, 2022 - $8.0)	1,971.3	1,411.9
Policy loans	126.4	121.6
Trading securities	221.2	207.9
Investments held by variable interest entities (net of allowance for credit losses: September 30, 2023 - $2.9 and December 31, 2022 - $5.5; amortized cost: September 30, 2023 - $880.6 and December 31, 2022 - $1,134.2)	858.1	1,077.6
Other invested assets	1,119.9	1,034.7
Total investments	24,697.6	24,342.4
Cash and cash equivalents - unrestricted	460.8	575.7
Cash and cash equivalents held by variable interest entities	122.0	69.2
Accrued investment income	252.3	235.6
Present value of future profits	186.2	203.7
Deferred acquisition costs	1,897.5	1,770.9
Reinsurance receivables (net of allowance for credit losses: September 30, 2023 - $3.0 and December 31, 2022 - $2.0)	4,053.2	4,223.4
Market risk benefit asset	89.3	65.3
Income tax assets, net	1,039.8	1,063.4
Assets held in separate accounts	2.9	2.7
Other assets	705.8	580.8
Total assets	$33,507.4	$33,133.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2023	December 31, 2022
		(As recast)
Liabilities:
Liabilities for insurance products:
Policyholder account balances	$15,481.8	$15,234.2
Future policy benefits	10,829.9	11,240.2
Market risk benefit liability	3.1	11.3
Liability for life insurance policy claims	60.8	64.1
Unearned and advanced premiums	221.2	235.0
Liabilities related to separate accounts	2.9	2.7
Other liabilities	869.6	693.9
Investment borrowings	2,089.4	1,639.5
Borrowings related to variable interest entities	918.5	1,104.6
Notes payable – direct corporate obligations	1,140.1	1,138.8
Total liabilities	31,617.3	31,364.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2023 – 112,163,169; December 31, 2022 – 114,343,070)	1.1	1.1
Additional paid-in capital	1,965.3	2,033.8
Accumulated other comprehensive loss	(1,956.7)	(1,957.3)
Retained earnings	1,880.4	1,691.2
Total shareholders' equity	1,890.1	1,768.8
Total liabilities and shareholders' equity	$33,507.4	$33,133.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
		(As recast)		(As recast)
Revenues:
Insurance policy income	$626.0	$623.2	$1,879.8	$1,873.8
Net investment income:
General account assets	324.8	289.0	925.1	884.2
Policyholder and other special-purpose portfolios	(33.0)	(20.9)	109.4	(184.0)
Investment gains (losses):
Realized investment gains (losses)	(21.6)	(8.2)	(58.0)	3.6
Other investment losses	(7.7)	(9.5)	(21.2)	(102.8)
Total investment losses	(29.3)	(17.7)	(79.2)	(99.2)
Fee revenue and other income	59.0	31.7	141.2	128.4
Total revenues	947.5	905.3	2,976.3	2,603.2
Benefits and expenses:
Insurance policy benefits	399.1	396.1	1,574.7	1,032.2
Liability for future policy benefits remeasurement loss	(.1)	(5.0)	8.8	2.3
Change in fair value of market risk benefits	(33.8)	(34.9)	(36.6)	(117.9)
Interest expense	62.6	37.6	174.9	89.2
Amortization of deferred acquisition costs and present value of future profits	57.0	53.5	168.5	158.5
Other operating costs and expenses	247.1	230.1	775.3	670.9
Total benefits and expenses	731.9	677.4	2,665.6	1,835.2
Income before income taxes	215.6	227.9	310.7	768.0
Income tax expense on period income	48.3	52.0	70.5	175.4
Net income	$167.3	$175.9	$240.2	$592.6
Earnings per common share:
Basic:
Weighted average shares outstanding	112,689,000	114,354,000	113,836,000	116,170,000
Net income	$1.48	$1.54	$2.11	$5.10
Diluted:
Weighted average shares outstanding	114,462,000	115,928,000	115,613,000	118,072,000
Net income	$1.46	$1.52	$2.08	$5.02

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
		(As recast)		(As recast)

Net income	$167.3	$175.9	$240.2	$592.6
Other comprehensive income (loss), before tax:
Unrealized losses on investments	(922.4)	(1,407.2)	(569.1)	(6,128.2)
Adjustment to discount rate for liability for future policy benefits	627.0	862.6	520.9	3,241.4
Adjustment to instrument-specific credit risk for market risk benefits	(3.0)	.3	(4.4)	11.0
Reclassification adjustments:
For net realized investment losses included in net income	12.0	1.0	52.1	36.0
Other comprehensive loss before tax	(286.4)	(543.3)	(.5)	(2,839.8)
Income tax benefit related to items of accumulated other comprehensive loss	63.2	121.3	1.1	628.3
Other comprehensive income (loss), net of tax	(223.2)	(422.0)	.6	(2,211.5)
Comprehensive income (loss)	$(55.9)	$(246.1)	$240.8	$(1,618.9)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, June 30, 2022 (as recast)	114,795	$1.1	$2,032.7	$(1,415.8)	$1,509.9	$2,127.9
Net income	—	—	—	—	175.9	175.9
Other comprehensive loss, net of tax	—	—	—	(422.0)	—	(422.0)
Common stock repurchased	(561)	—	(10.0)	—	—	(10.0)
Dividends on common stock	—	—	—	—	(16.3)	(16.3)
Employee benefit plans, net of shares used to pay tax withholdings	133	—	7.9	—	—	7.9
Balance, September 30, 2022 (as recast)	114,367	$1.1	$2,030.6	$(1,837.8)	$1,669.5	$1,863.4

Balance, June 30, 2023	113,674	$1.1	$1,997.9	$(1,733.5)	$1,730.3	$1,995.8
Net income	—	—	—	—	167.3	167.3
Other comprehensive loss, net of tax	—	—	—	(223.2)	—	(223.2)
Common stock repurchased	(1,646)	—	(40.0)	—	—	(40.0)
Dividends on common stock	—	—	—	—	(17.2)	(17.2)
Employee benefit plans, net of shares used to pay tax withholdings	135	—	7.4	—	—	7.4
Balance, September 30, 2023	112,163	$1.1	$1,965.3	$(1,956.7)	$1,880.4	$1,890.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, continued
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2021 (as recast)	120,377	$1.2	$2,184.2	$373.7	$1,125.6	$3,684.7
Net income	—	—	—	—	592.6	592.6
Other comprehensive loss, net of tax	—	—	—	(2,211.5)	—	(2,211.5)
Common stock repurchased	(7,168)	(.1)	(169.9)	—	—	(170.0)
Dividends on common stock	—	—	—	—	(48.7)	(48.7)
Employee benefit plans, net of shares used to pay tax withholdings	1,158	—	16.3	—	—	16.3
Balance, September 30, 2022 (as recast)	114,367	$1.1	$2,030.6	$(1,837.8)	$1,669.5	$1,863.4

Balance, December 31, 2022 (as recast)	114,343	$1.1	$2,033.8	$(1,957.3)	$1,691.2	$1,768.8
Net income	—	—	—	—	240.2	240.2
Other comprehensive income, net of tax	—	—	—	.6	—	.6
Common stock repurchased	(3,625)	—	(85.1)	—	—	(85.1)
Dividends on common stock	—	—	—	—	(51.0)	(51.0)
Employee benefit plans, net of shares used to pay tax withholdings	1,445	—	16.6	—	—	16.6
Balance, September 30, 2023	112,163	$1.1	$1,965.3	$(1,956.7)	$1,880.4	$1,890.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Insurance policy income	$1,713.4	$1,724.9
Net investment income	979.5	832.2
Fee revenue and other income	167.0	110.4
Insurance policy benefits	(1,215.2)	(1,243.4)
Interest expense	(155.3)	(65.8)
Deferrable policy acquisition costs	(277.6)	(248.5)
Other operating costs	(759.7)	(754.6)
Income taxes	(45.9)	(20.7)
Net cash from operating activities	406.2	334.5
Cash flows from investing activities:
Sales of investments	992.5	2,764.9
Maturities and redemptions of investments	1,026.8	1,265.1
Purchases of investments	(2,897.1)	(5,521.1)
Net purchases of trading securities	(37.2)	(37.4)
Other	(30.3)	(39.4)
Net cash used by investing activities	(945.3)	(1,567.9)
Cash flows from financing activities:
Issuance of common stock	11.1	6.6
Payments to repurchase common stock	(95.8)	(180.2)
Common stock dividends paid	(51.4)	(48.7)
Proceeds from financing arrangements	78.2	—
Amounts received for deposit products	1,537.6	2,457.8
Withdrawals from deposit products	(1,265.8)	(1,071.0)
Issuance of investment borrowings:
Federal Home Loan Bank	895.5	210.0
Payments on investment borrowings:
Federal Home Loan Bank	(445.6)	(285.9)
Related to variable interest entities	(186.8)	(33.4)
Net cash provided by financing activities	477.0	1,055.2
Net decrease in cash and cash equivalents	(62.1)	(178.2)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	644.9	731.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$582.8	$553.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Such costs consist primarily of commissions, underwriting, sales and contract issuance and processing expenses. Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Deferred acquisition costs are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For life and health insurance products, the constant level basis used is policy counts. For all annuity products, the constant level basis used is the initial deposit in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on our experience, industry data, and other factors and are consistent with those used for the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at the time. Unexpected lapses, due to higher mortality and lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. Changes in future estimates are recognized prospectively over the remaining expected contract term. The carrying amount of deferred acquisition costs is no longer subject to recovery testing after the adoption of ASU 2018-12.

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

Total liabilities for insurance products related to our fixed indexed annuities are comprised of: (i) the liability related to the host contract; and (ii) the fair market value of the embedded derivatives as summarized below (dollars in millions):

	September 30, 2023	December 31, 2022
Fixed indexed annuity insurance liabilities:
Host contract liability	$8,284.5	$7,856.4
Embedded derivatives at fair value	1,213.4	1,297.0
Total fixed indexed annuity insurance liabilities	$9,497.9	$9,153.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

For presentation in the consolidated balance sheet, the total fixed indexed annuity insurance liability balance is bifurcated between: (i) policyholder account balances (which is the total of all current balances accruing to the policyholder under the terms and conditions of the policies assuming the contracts will continue in force); and (ii) the difference between the total fixed indexed annuity insurance liabilities summarized above and the policyholder account balances, which is classified as future policy benefits. These classifications are summarized below (dollars in millions):

	September 30, 2023	December 31, 2022
Policyholder account balances	$9,960.6	$9,644.8
Future policy benefits	(462.7)	(491.4)
Total fixed indexed annuity insurance liabilities	$9,497.9	$9,153.4

When the total policyholder account balance exceeds the total fixed indexed annuity insurance liabilities, a negative future policy benefit balance will occur.

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

This liability also includes the amount of total reserves above (below) policyholder account balances for our fixed indexed annuity products due to the valuation of the related embedded derivative as described above.

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

We selected the modified retrospective transition method, except for MRBs where we are required to use the full retrospective approach. Pursuant to ASU 2018-12, the account balances subject to the guidance were recast on the Transition Date. The following summarizes the impact of adoption on the Transition Date (dollars in millions):

	January 1, 2021
	Amounts prior
	to adoption of	Effect of
	ASU 2018-12	adoption		As recast
Present value of future profits	$249.4	$10.2		$259.6
Deferred acquisition costs	1,027.8	458.0		1,485.8
Reinsurance receivables	4,584.3	144.1		4,728.4
Market risk benefit asset	—	2.5		2.5
Income tax assets, net	199.4	607.0		806.4
Total assets	35,339.9	1,221.8		36,561.7

Policyholder account balances	12,540.6	(172.9)		12,367.7
Future policy benefits	11,744.2	3,960.7		15,704.9
Market risk benefit liability	—	114.8		114.8
Liability for policy and contract claims	561.8	(470.1)		91.7
Total liabilities	29,855.7	3,432.5		33,288.2

Retained earnings	752.3	(130.9)	(a)	621.4
Accumulated other comprehensive income (loss)	2,186.1	(2,079.8)		106.3
Total shareholders' equity	5,484.2	(2,210.7)		3,273.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the impact of adoption on previously reported balances as of December 31, 2022 and as of and for the three and nine months ended September 30, 2022 (dollars in millions, except per share data):

	December 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Present value of future profits	$212.2	$(8.5)	$203.7
Deferred acquisition costs	1,913.4	(142.5)	1,770.9
Reinsurance receivables	4,241.7	(18.3)	4,223.4
Market risk benefit asset	—	65.3	65.3
Income tax assets, net	1,165.5	(102.1)	1,063.4
Total assets	33,339.2	(206.1)	33,133.1

Policyholder account balances	14,858.3	375.9	15,234.2
Future policy benefits	11,809.1	(568.9)	11,240.2
Market risk benefit liability	—	11.3	11.3
Liability for policy and contract claims	456.5	(392.4)	64.1
Total liabilities	31,938.4	(574.1)	31,364.3

Retained earnings	1,459.0	232.2	1,691.2
Accumulated other comprehensive income (loss)	(2,093.1)	135.8	(1,957.3)
Total shareholders' equity	1,400.8	368.0	1,768.8

	Three months ended
	September 30, 2022
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$412.2	$(16.1)	$396.1
Liability for future policy benefits remeasurement loss	—	(5.0)	(5.0)
Change in fair value of market risk benefits	—	(34.9)	(34.9)
Amortization	87.5	(34.0)	53.5
Other operating costs and expenses	230.8	(.7)	230.1
Total benefits and expenses	768.1	(90.7)	677.4
Income before income taxes	137.2	90.7	227.9
Income tax expense	32.2	19.8	52.0
Net income	105.0	70.9	175.9
Earnings per common share - basic	$0.92	$0.62	$1.54
Earnings per common share - diluted	0.91	0.61	1.52

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Nine months ended
	September 30, 2022
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$1,099.1	$(66.9)	$1,032.2
Liability for future policy benefits remeasurement loss	—	2.3	2.3
Change in fair value of market risk benefits	—	(117.9)	(117.9)
Amortization	279.5	(121.0)	158.5
Other operating costs and expenses	673.5	(2.6)	670.9
Total benefits and expenses	2,141.3	(306.1)	1,835.2
Income before income taxes	461.9	306.1	768.0
Income tax expense	108.5	66.9	175.4
Net income	353.4	239.2	592.6
Earnings per common share - basic	$3.04	$2.06	$5.10
Earnings per common share - diluted	2.99	2.03	5.02

	As of September 30, 2022
	As previously	Effect of
	reported	adoption	As recast
Retained earnings	$1,431.9	$237.6	1,669.5
Accumulated other comprehensive loss	(2,165.7)	327.9	(1,837.8)
Total shareholders' equity	1,297.9	565.5	1,863.4

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

Accumulated other comprehensive income (loss), included in shareholders' equity as of September 30, 2023 and December 31, 2022, is comprised of the following (dollars in millions):

	September 30, 2023	December 31, 2022
Net unrealized losses on investments having no allowance for credit losses	$(1,506.2)	$(1,247.0)
Unrealized losses on investments with an allowance for credit losses	(2,038.5)	(1,780.7)
Change in discount rates for liability for future policy benefits	1,021.6	500.7
Change in instrument-specific credit risk for market risk benefits	7.8	12.2
Deferred income tax assets	558.6	557.5
Accumulated other comprehensive loss	$(1,956.7)	$(1,957.3)

At September 30, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,312.1	$10.7	$(2,297.1)	$(66.8)	$10,958.9
United States Treasury securities and obligations of United States government corporations and agencies	194.2	—	(28.8)	—	165.4
States and political subdivisions	2,848.5	7.0	(547.8)	(1.7)	2,306.0
Foreign governments	93.3	—	(16.6)	(.7)	76.0
Asset-backed securities	1,500.2	.2	(141.0)	(.2)	1,359.2
Agency residential mortgage-backed securities	627.9	.6	(12.6)	—	615.9
Non-agency residential mortgage-backed securities	1,695.8	33.7	(204.3)	—	1,525.2
Collateralized loan obligations	1,077.7	1.9	(20.1)	—	1,059.5
Commercial mortgage-backed securities	2,549.8	.6	(311.3)	—	2,239.1
Total fixed maturities, available for sale	$23,899.5	$54.7	$(3,579.6)	$(69.4)	$20,305.2

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

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$171.9	$161.9
Due after one year through five years	2,217.5	2,069.5
Due after five years through ten years	1,729.0	1,551.7
Due after ten years	12,329.7	9,723.2
Subtotal	16,448.1	13,506.3
Structured securities	7,451.4	6,798.9
Total fixed maturities, available for sale	$23,899.5	$20,305.2

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2023 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$591.1	$(42.3)	$2,938.4	$(631.8)	$3,529.5	$(674.1)
United States Treasury securities and obligations of United States government corporations and agencies	131.9	(24.7)	33.5	(4.1)	165.4	(28.8)
States and political subdivisions	181.9	(12.9)	436.5	(145.7)	618.4	(158.6)
Foreign governments	6.5	(.5)	23.3	(2.8)	29.8	(3.3)
Asset-backed securities	212.8	(4.1)	1,050.6	(133.6)	1,263.4	(137.7)
Agency residential mortgage-backed securities	505.8	(12.3)	7.1	(.3)	512.9	(12.6)
Non-agency residential mortgage-backed securities	245.1	(6.6)	1,014.5	(197.7)	1,259.6	(204.3)
Collateralized loan obligations	114.4	(.4)	642.6	(19.7)	757.0	(20.1)
Commercial mortgage-backed securities	223.3	(4.3)	1,927.6	(307.0)	2,150.9	(311.3)
Total fixed maturities, available for sale	$2,212.8	$(108.1)	$8,074.1	$(1,442.7)	$10,286.9	$(1,550.8)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2023, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended September 30, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at June 30, 2023	$64.4	$1.0	$.5	$.2	$66.1
Additions for securities for which credit losses were not previously recorded	1.2	—	—	.1	1.3
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	1.5	.7	.2	(.1)	2.3
Reduction for securities sold during the period	(.3)	—	—	—	(.3)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at September 30, 2023	$66.8	$1.7	$.7	$.2	$69.4

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the nine months ended September 30, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2022	$54.4	$.9	$.4	$.3	$56.0
Additions for securities for which credit losses were not previously recorded	5.9	.2	.1	—	6.2
Additions for purchased securities with deteriorated credit	—	—	—	—	—
Additions (reductions) for securities where an allowance was previously recorded	9.2	.6	.2	(.1)	9.9
Reduction for securities sold during the period	(2.7)	—	—	—	(2.7)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—	—	—	—
Write-offs	—	—	—	—	—
Recoveries of previously written-off amount	—	—	—	—	—
Allowance at September 30, 2023	$66.8	$1.7	$.7	$.2	$69.4

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At September 30, 2023, we held commercial mortgage loan investments with an amortized cost and fair value of $1,410.6 million and $1,217.8 million, respectively. There were no commercial mortgage loans in process of foreclosure. At September 30, 2023, we held residential mortgage loan investments with an amortized cost and fair value of $571.6 million and $572.4 million, respectively. At September 30, 2023, there were five residential mortgage loans that were noncurrent with a carrying value of $2.3 million (of which, four loans with a carrying value of $2.0 million were in foreclosure).

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of September 30, 2023 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2023	2022	2021	2020	2019	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$163.6	$147.3	$115.1	$36.7	$73.8	$482.3	$1,018.8	$880.8	$3,789.7
60% to less than 70%	47.1	87.3	11.1	5.6	—	36.8	187.9	165.5	287.0
70% to less than 80%	19.5	77.8	24.8	—	—	40.1	162.2	138.7	214.1
80% to less than 90%	—	—	—	—	—	17.4	17.4	15.8	20.8
90% or greater	—	—	—	—	—	24.3	24.3	17.0	25.1
Total	$230.2	$312.4	$151.0	$42.3	$73.8	$600.9	$1,410.6	$1,217.8	$4,336.7
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three months ended
	September 30,
	2023	2022
Allowance at the beginning of the period	$10.3	$4.9
Current period provision for expected credit losses	.6	.4
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$10.9	$5.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	Nine months ended
	September 30,
	2023	2022
Allowance at the beginning of the period	$8.0	$5.6
Current period provision for expected credit losses	2.9	(.3)
Initial allowance recognized for purchased financial assets with credit deterioration	—	—
Write-offs charged against the allowance	—	—
Recoveries of amounts previously written off	—	—
Allowance at the end of the period	$10.9	$5.3

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$1.3	$18.1	$11.4	$96.4
Gross realized losses on sales of fixed maturities, available for sale	(9.8)	(24.4)	(45.8)	(81.3)
Equity securities, net	—	—	(.6)	(8.3)
Other, net	(13.1)	(1.9)	(23.0)	(3.2)
Total realized investment gains (losses)	(21.6)	(8.2)	(58.0)	3.6
Change in allowance for credit losses (a)	(2.3)	7.5	(13.7)	(46.9)
Change in fair value of equity securities (b)	(.9)	(.7)	(.5)	(2.4)
Other changes in fair value (c)	(4.5)	(16.3)	(7.0)	(53.5)
Other investment losses	(7.7)	(9.5)	(21.2)	(102.8)
Total investment losses	$(29.3)	$(17.7)	$(79.2)	$(99.2)
_________________
(a)    Changes in the allowance for credit losses includes $1.6 million and $5.7 million in the three months ended September 30, 2023 and 2022, respectively, and $2.6 million and $(2.8) million in the nine months ended September 30, 2023 and 2022, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(0.7) million and $(6.9) million for the nine months ended September 30, 2023 and 2022, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $(8.0) million and $(36.6) million in the nine months ended September 30, 2023 and 2022, respectively.

During the first nine months of 2023, we recognized net investment losses of $79.2 million, which were comprised of: (i) $50.5 million of net losses from the sales of investments; (ii) $1.1 million of losses related to equity securities, including the change in fair value; (iii) $11.4 million of losses related to certain fixed maturity investments with embedded derivatives, including the change in fair value; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $2.5 million; and (v) an increase in the allowance for credit losses of $13.7 million.

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

At September 30, 2023, there were no fixed maturity investments in default.

During the first nine months of 2023, the $45.8 million of gross realized losses on sales of $527.0 million of fixed maturity securities, available for sale, included: (i) $37.8 million related to various corporate securities; (ii) $6.0 million related to commercial mortgage-backed securities; and (iii) $2.0 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

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

In the first nine months of 2023, we reviewed the actual mortality, lapse, and morbidity experience and determined that no changes to assumptions for future cash flows were necessary. This is consistent with the impact in the "Effect of actual variances from expected experience" line items in the tables below, which indicate our actual experience did not deviate significantly from our expectations.

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2023 (dollars in millions):

	Nine months ended
	September 30, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—
Effect of changes in discount rate assumptions, beginning of period	188.4	196.4	23.2	137.1	—
Beginning PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(40.9)	(4.2)	20.7	(47.0)	—
Adjusted beginning of period PVENP	2,928.8	2,992.8	1,078.0	2,265.1	—
Issuances	205.1	238.9	56.3	300.7	4.7
Interest accrual	96.7	91.3	37.1	70.0	—
Net premiums collected	(267.0)	(324.5)	(120.6)	(301.5)	(4.7)
Ending PVENP at original discount rate	2,963.6	2,998.5	1,050.8	2,334.3	—
Effect of changes in discount rate assumptions, end of period	(295.1)	(274.1)	(53.4)	(188.6)	—
PVENP, end of period	$2,668.5	$2,724.4	$997.4	$2,145.7	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9
Effect of changes in discount rate assumptions, beginning of period	483.3	212.0	28.5	336.6	15.4
Beginning PVEFPB at original discount rate	6,370.1	3,245.1	4,186.6	4,754.5	326.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(46.9)	7.4	30.3	(59.1)	1.8
Adjusted beginning of period PVEFPB	6,323.2	3,252.5	4,216.9	4,695.4	328.1
Issuances	205.3	238.9	56.5	307.8	4.7
Interest accrual	222.6	99.3	167.3	154.3	11.1
Benefit payments	(314.2)	(362.1)	(214.0)	(325.8)	(25.8)
Ending PVEFPB at original discount rate	6,436.9	3,228.6	4,226.7	4,831.7	318.1
Effect of changes in discount rate assumptions, end of period	(801.6)	(295.5)	(252.1)	(510.9)	(30.9)
PVEFPB, end of period	$5,635.3	$2,933.1	$3,974.6	$4,320.8	$287.2

Net liability for future policy benefits	$2,966.8	$208.7	$2,977.2	$2,175.1	$287.2
Flooring impact	—	.2	—	—	—
Adjusted net liability for future policy benefits	2,966.8	208.9	2,977.2	2,175.1	287.2
Related reinsurance recoverable	(1.3)	—	(330.4)	(182.2)	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,965.5	$208.9	$2,646.8	$1,992.9	$287.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2022 (dollars in millions):

	Nine months ended
	September 30, 2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
PVENP, beginning of period	$3,496.8	$3,454.0	$1,313.4	$2,483.7	$—
Effect of changes in discount rate assumptions, beginning of period	(525.6)	(341.8)	(183.2)	(239.4)	—
Beginning PVENP at original discount rate	2,971.2	3,112.2	1,130.2	2,244.3	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(24.0)	(32.7)	(14.5)	(43.6)	—
Adjusted beginning of period PVENP	2,947.2	3,079.5	1,115.7	2,200.7	—
Issuances	234.2	204.7	70.9	397.6	5.6
Interest accrual	92.4	88.3	38.4	61.6	—
Net premiums collected	(265.0)	(346.3)	(127.1)	(300.7)	(5.6)
Ending PVENP at original discount rate	3,008.8	3,026.2	1,097.9	2,359.2	—
Effect of changes in discount rate assumptions, end of period	(273.5)	(260.3)	(43.8)	(205.1)	—
PVENP, end of period	$2,735.3	$2,765.9	$1,054.1	$2,154.1	$—

PVEFPB, beginning of period	$7,688.0	$3,750.5	$5,501.6	$5,395.7	$431.9
Effect of changes in discount rate assumptions, beginning of period	(1,414.8)	(373.8)	(1,291.2)	(767.3)	(88.4)
Beginning PVEFPB at original discount rate	6,273.2	3,376.7	4,210.4	4,628.4	343.5
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(25.9)	(35.1)	(23.7)	(48.8)	(4.1)
Adjusted beginning of period PVEFPB	6,247.3	3,341.6	4,186.7	4,579.6	339.4
Issuances	234.7	204.0	70.9	407.6	6.4
Interest accrual	216.3	96.7	167.6	144.4	11.4
Benefit payments	(312.4)	(362.9)	(198.1)	(363.2)	(27.4)
Ending PVEFPB at original discount rate	6,385.9	3,279.4	4,227.1	4,768.4	329.8
Effect of changes in discount rate assumptions, end of period	(699.7)	(280.6)	(157.7)	(496.7)	(25.3)
PVEFPB, end of period	$5,686.2	$2,998.8	$4,069.4	$4,271.7	$304.5

Net liability for future policy benefits	$2,950.9	$232.9	$3,015.3	$2,117.6	$304.5
Flooring impact	37.6	.3	16.3	9.3	—
Adjusted net liability for future policy benefits	2,988.5	233.2	3,031.6	2,126.9	304.5
Related reinsurance recoverable	(3.0)	—	(318.0)	(196.1)	—
Net liability for future policy benefits, net of reinsurance recoverable	$2,985.5	$233.2	$2,713.6	$1,930.8	$304.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	September 30, 2023	September 30, 2022
Balances included in the future policy benefits rollforwards:
Supplemental health	$2,966.8	$2,988.5
Medicare supplement	208.9	233.2
Long-term care	2,977.2	3,031.6
Traditional life	2,175.1	2,126.9
Other annuities	287.2	304.5
Reserves excluded from rollforward (1)	2,574.0	2,616.1
Deferred profit liability	60.8	50.4
Amount of reserves above (below) policyholder account balances (2)	(454.7)	(569.8)
Future loss reserves (3)	34.6	34.1
Future policy benefits	$10,829.9	$10,815.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Market assumptions are updated quarterly to reflect current market conditions. During the first nine months of 2023, we reviewed the nonmarket assumptions used to calculate MRBs and determined that such assumptions were appropriate.

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Nine months ended
	September 30,
	2023	2022
Net liability (asset), beginning of period	$(54.0)	$86.2
Effect of changes in the instrument-specific credit risk, beginning of period	12.2	12.1
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	(41.8)	98.3
Issuances	(.4)	(1.5)
Interest accrual	15.8	11.6
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	(36.2)	(140.3)
Effect of changes in equity markets	4.1	(7.9)
Effect of changes in equity index volatility	(17.5)	20.6
Actual policyholder behavior different from expected behavior	2.5	.1
Effect of changes in future expected policyholder behavior - other	—	—
Effect of changes in future expected policyholder behavior - risk margin	—	—
Effect of changes in assumptions	(4.9)	(.4)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	(78.4)	(19.5)
Effect of changes in the instrument-specific credit risk, end of period	(7.8)	(23.1)
Net asset, end of period	(86.2)	(42.6)
Reinsurance recoverable, end of period	—	—
Net asset, end of period, net of reinsurance	$(86.2)	$(42.6)

Balance reported as an asset	$89.3	$56.3
Balance reported as a liability	3.1	13.7
Net asset	$(86.2)	$(42.6)

Net amount at risk	$51.0	$51.7
Weighted average attained age of contract holders	69	68

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Nine months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Other annuities	$5.7	$6.8	$11.1	$11.4
Supplemental health	530.3	519.8	125.9	123.9
Medicare supplement	453.4	487.7	8.0	8.4
Long-term care	243.1	245.6	130.2	129.2
Traditional life	534.6	518.9	84.3	82.8
Total	$1,767.1	$1,778.8	$359.5	$355.7

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

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	September 30, 2023		September 30, 2022
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	385.9	287.2	409.3	304.5
Supplemental health
Expected future gross premiums	9,031.2	5,287.4	8,866.2	5,310.3
Expected future benefits and expenses	10,163.1	5,635.3	10,948.7	5,686.2
Medicare supplement
Expected future gross premiums	5,589.1	3,756.3	5,521.0	3,857.2
Expected future benefits and expenses	4,387.4	2,933.1	4,318.6	2,998.8
Long-term care
Expected future gross premiums	2,967.0	2,054.0	2,974.1	2,097.9
Expected future benefits and expenses	7,483.6	3,974.6	7,546.5	4,069.4
Traditional life
Expected future gross premiums	5,542.6	3,840.1	5,448.2	3,835.7
Expected future benefits and expenses	7,478.6	4,320.8	7,250.8	4,271.7

_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the nine months ended September 30, 2023 and 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	September 30, 2023	September 30, 2022
Other annuities	9.7	9.7
Supplemental health	11.7	12.0
Medicare supplement	6.0	6.1
Long-term care	10.3	10.7
Traditional life	10.4	10.8

The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2023	September 30, 2022
Other annuities
Interest accretion rate	4.79%	4.71%
Current discount rate	6.10%	5.76%
Supplemental health
Interest accretion rate	5.02%	5.06%
Current discount rate	6.09%	5.72%
Medicare supplement
Interest accretion rate	4.28%	4.21%
Current discount rate	5.88%	5.50%
Long-term care
Interest accretion rate	5.66%	5.69%
Current discount rate	6.13%	5.83%
Traditional life
Interest accretion rate	4.77%	4.76%
Current discount rate	6.11%	5.77%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Nine months ended
	September 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances (funds collected from new business)	996.6	139.5	—	30.0	—	—
Premiums received (premiums collected from inforce business)	.3	2.1	21.5	152.4	—	201.0
Policy charges	(14.4)	(.7)	—	(140.4)	—	—
Surrenders and withdrawals	(538.4)	(124.7)	(30.3)	(24.3)	(24.2)	(216.6)
Benefit payments	(185.0)	(80.8)	(4.6)	(19.6)	—	(.1)
Interest credited	52.7	34.2	1.8	30.5	21.6	2.0
Other	17.0	(.2)	(.3)	(.4)	—	—
Balance, end of period excluding contracts 100% ceded	9,819.2	1,632.5	115.2	1,237.8	1,408.2	381.8
Balance, end of period for contracts 100% ceded	141.4	602.2	26.2	107.0	—	10.3
Balance, end of period	$9,960.6	$2,234.7	$141.4	$1,344.8	$1,408.2	$392.1

Balance, end of period, reinsurance ceded	(141.4)	(602.2)	(26.2)	(125.2)	—	(24.3)
Balance, end of period, net of reinsurance	$9,819.2	$1,632.5	$115.2	$1,219.6	$1,408.2	$367.8

Weighted average crediting rate	1.7%	2.8%	2.4%	4.0%	2.0%	0.8%
Net amount at risk (b)	$—	$—	$—	$27,851.0	$—	$—
Cash surrender value, net of reinsurance	$9,152.8	$1,609.4	$115.2	$997.8	$—	$367.8

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Nine months ended
	September 30, 2022
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$8,681.0	$1,806.1	$131.2	$1,163.9	$502.0	$368.0
Issuances (funds collected from new business)	1,111.9	52.2	—	31.4	899.0	—
Premiums received (premiums collected from inforce business)	.2	2.9	25.9	143.5	—	196.2
Policy charges	(10.4)	(.6)	—	(135.4)	—	—
Surrenders and withdrawals	(388.6)	(113.0)	(26.0)	(20.3)	(14.3)	(175.4)
Benefit payments	(192.5)	(102.9)	(4.3)	(19.1)	—	—
Interest credited	102.8	34.3	1.8	34.9	21.3	1.9
Other	15.5	.3	—	—	—	—
Balance, end of period excluding contracts 100% ceded	9,319.9	1,679.3	128.6	1,198.9	1,408.0	390.7
Balance, end of period for contracts 100% ceded	158.7	644.4	26.5	114.0	—	10.7
Balance, end of period	$9,478.6	$2,323.7	$155.1	$1,312.9	$1,408.0	$401.4

Balance, end of period, reinsurance ceded	(158.7)	(644.4)	(26.5)	(134.9)	—	(25.2)
Balance, end of period, net of reinsurance	$9,319.9	$1,679.3	$128.6	$1,178.0	$1,408.0	$376.2

Weighted average crediting rate	1.4%	2.6%	2.2%	4.3%	2.0%	0.8%
Net amount at risk (b)	$—	$—	$—	$26,029.5	$—	$—
Cash surrender value, net of reinsurance	$8,684.3	$1,669.3	$128.6	$954.7	$—	$376.2
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	September 30, 2023	September 30, 2022
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$9,960.6	$9,478.6
Fixed interest annuities	2,234.7	2,323.7
Other annuities	141.4	155.1
Interest-sensitive life	1,344.8	1,312.9
Funding agreements	1,408.2	1,408.0
Other	392.1	401.4
Total	$15,481.8	$15,079.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	September 30, 2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$122.3	$257.4	$183.4	$79.1	$642.2
3.00%-4.99%	1,475.8	27.1	—	—	1,502.9
5.00% and greater	89.6	—	—	—	89.6
Subtotal	1,687.7	284.5	183.4	79.1	2,234.7
Other annuities
0.00%-2.99%	36.4	25.3	—	—	61.7
3.00%-4.99%	46.4	—	—	—	46.4
5.00% and greater	33.3	—	—	—	33.3
Subtotal	116.1	25.3	—	—	141.4
Interest-sensitive life
0.00%-2.99%	22.0	37.2	298.5	305.1	662.8
3.00%-4.99%	451.2	50.5	157.5	.5	659.7
5.00% and greater	21.8	.5	—	—	22.3
Subtotal	495.0	88.2	456.0	305.6	1,344.8
Funding agreements
0.00%-2.99%	1,408.2	—	—	—	1,408.2
3.00%-4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
Subtotal	1,408.2	—	—	—	1,408.2
Other
0.00%-2.99%	17.5	351.2	—	—	368.7
3.00%-4.99%	23.2	—	—	—	23.2
5.00% and greater	.2	—	—	—	.2
Subtotal	40.9	351.2	—	—	392.1
Total
0.00%-2.99%	1,606.4	671.1	481.9	384.2	3,143.6
3.00%-4.99%	1,996.6	77.6	157.5	.5	2,232.2
5.00% and greater	144.9	.5	—	—	145.4
Total policyholder account balances, excluding fixed indexed annuities	$3,747.9	$749.2	$639.4	$384.7	5,521.2
Fixed indexed annuity account balances					9,960.6
Total policyholder account balances					$15,481.8
____________________
(a)     Excludes the account balances related to our fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	September 30, 2022
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$163.8	$319.6	$29.9	$44.1	$557.4
3.00%-4.99%	1,651.7	22.4	.1	—	1,674.2
5.00% and greater	92.1	—	—	—	92.1
Subtotal	1,907.6	342.0	30.0	44.1	2,323.7
Other annuities
0.00%-2.99%	49.2	30.2	—	—	79.4
3.00%-4.99%	39.8	—	—	—	39.8
5.00% and greater	35.9	—	—	—	35.9
Subtotal	124.9	30.2	—	—	155.1
Interest-sensitive life
0.00%-2.99%	8.1	—	.6	619.2	627.9
3.00%-4.99%	404.1	103.0	154.8	.2	662.1
5.00% and greater	22.4	.5	—	—	22.9
Subtotal	434.6	103.5	155.4	619.4	1,312.9
Funding agreements
0.00%-2.99%	1,408.0	—	—	—	1,408.0
3.00%-4.99%	—	—	—	—	—
5.00% and greater	—	—	—	—	—
Subtotal	1,408.0	—	—	—	1,408.0
Other
0.00%-2.99%	18.2	358.7	—	—	376.9
3.00%-4.99%	24.1	—	—	—	24.1
5.00% and greater	.4	—	—	—	.4
Subtotal	42.7	358.7	—	—	401.4
Total
0.00%-2.99%	1,647.3	708.5	30.5	663.3	3,049.6
3.00%-4.99%	2,119.7	125.4	154.9	.2	2,400.2
5.00% and greater	150.8	.5	—	—	151.3
Total policyholder account balances, excluding fixed indexed annuities	$3,917.8	$834.4	$185.4	$663.5	5,601.1
Fixed indexed annuity account balances					9,478.6
Total policyholder account balances					$15,079.7
____________________
(a)     Excludes the account balances related to our fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Nine months ended
	September 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	65.5	8.0	43.8	17.7	11.3	27.5	86.9	—	260.7
Amortization expense	(34.1)	(2.8)	(23.2)	(21.0)	(11.5)	(10.7)	(37.9)	(1.2)	(142.4)
End of period	$397.0	$24.8	$399.4	$157.9	$137.7	$229.0	$458.1	$4.8	$1,808.7

	Nine months ended
	September 30, 2022
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$313.0	$19.0	$357.5	$170.2	$136.4	$196.3	$357.6	$3.3	$1,553.3
Capitalizations	68.6	2.6	37.0	15.7	12.7	22.1	69.8	4.2	232.7
Amortization expense	(29.7)	(2.6)	(21.7)	(22.4)	(11.5)	(10.4)	(31.6)	(1.1)	(131.0)
End of period	$351.9	$19.0	$372.8	$163.5	$137.6	$208.0	$395.8	$6.4	$1,655.0

Changes in the present value of future profits were as follows (dollars in millions):

	Nine months ended
	September 30, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7
Amortization expense	(9.8)	(5.3)	(.8)	(1.4)	(.1)	(.1)	(17.5)
End of period	$144.2	$22.2	$5.4	$13.4	$.7	$.3	$186.2

	Nine months ended
	September 30, 2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$168.1	$36.5	$7.3	$16.9	$.9	$.4	$230.1
Amortization expense	(10.6)	(6.9)	(.9)	(1.6)	(.1)	—	(20.1)
End of period	$157.5	$29.6	$6.4	$15.3	$.8	$.4	$210.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Changes in sales inducements were as follows (dollars in millions):

	Nine months ended
	September 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	16.3	.6	16.9
Amortization expense	(8.0)	(.6)	(8.6)
End of period	$84.3	$4.5	$88.8

	Nine months ended
	September 30, 2022
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$63.0	$5.0	$68.0
Capitalizations	15.5	.3	15.8
Amortization expense	(6.7)	(.7)	(7.4)
End of period	$71.8	$4.6	$76.4

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income for basic and diluted earnings per share	$167.3	$175.9	$240.2	$592.6
Shares:
Weighted average shares outstanding for basic earnings per share	112,689	114,354	113,836	116,170
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,773	1,574	1,777	1,902
Weighted average shares outstanding for diluted earnings per share	114,462	115,928	115,613	118,072

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing agreements; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our Federal Home Loan Bank ("FHLB") investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from company-owned life insurance ("COLI") and alternative investments income not allocated to product lines), net of interest expense on corporate debt and financing agreements. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Annuity:
Insurance policy income	$7.2	$6.3	$20.4	$17.1
Net investment income	131.0	121.1	384.1	356.4
Total annuity revenues	138.2	127.4	404.5	373.5
Health:
Insurance policy income	397.8	403.5	1,196.3	1,213.7
Net investment income	74.2	73.3	222.5	219.6
Total health revenues	472.0	476.8	1,418.8	1,433.3
Life:
Insurance policy income	221.0	213.4	663.1	643.0
Net investment income	36.3	35.4	108.7	106.1
Total life revenues	257.3	248.8	771.8	749.1
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	(54.6)	(34.9)	26.3	(199.2)
Investment income not allocated to product lines	86.2	59.6	234.3	187.4
Fee revenue and other income:
Fee income	27.9	30.6	108.6	102.0
Amounts netted in expenses not allocated to product lines	32.1	1.8	35.2	28.9
Total segment revenues	$959.1	$910.1	$2,999.5	$2,675.0

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Expenses:
Annuity:
Insurance policy benefits	$9.8	$6.5	$29.1	$22.8
Interest credited	53.4	44.8	152.1	128.7
Amortization and non-deferred commissions	18.0	16.0	51.9	45.9
Total annuity expenses	81.2	67.3	233.1	197.4
Health:
Insurance policy benefits	308.5	310.8	949.3	943.8
Amortization and non-deferred commissions	40.3	42.7	121.6	125.5
Total health expenses	348.8	353.5	1,070.9	1,069.3
Life:
Insurance policy benefits	140.7	138.7	430.7	419.5
Interest credited	12.1	12.6	36.4	36.3
Amortization, non-deferred commissions and advertising expense	44.7	41.8	139.6	131.4
Total life expenses	197.5	193.1	606.7	587.2
Allocated expenses	153.2	150.5	460.2	447.5
Expenses not allocated to product lines	24.6	17.9	67.1	56.9
Market value changes of options credited to fixed indexed annuity and life policyholders	(54.6)	(34.9)	26.3	(199.2)
Amounts netted in investment income not allocated to product lines:
Interest expense	45.1	25.9	122.3	64.3
Interest credited	7.2	7.2	21.6	21.3
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(2.5)	1.1	(3.9)	—
Amortization	.4	.3	1.2	1.1
Other expenses	(2.4)	(2.0)	11.2	(18.0)
Expenses netted in fee revenue:
Commissions and other operating expenses	30.8	29.2	95.4	87.5
Total segment expenses	829.3	809.1	2,712.1	2,315.3
Pre-tax measure of profitability:
Annuity margin	57.0	60.1	171.4	176.1
Health margin	123.2	123.3	347.9	364.0
Life margin	59.8	55.7	165.1	161.9
Total insurance product margin	240.0	239.1	684.4	702.0
Allocated expenses	(153.2)	(150.5)	(460.2)	(447.5)
Income from insurance products	86.8	88.6	224.2	254.5
Fee income	(2.9)	1.4	13.2	14.5
Investment income not allocated to product lines	38.4	27.1	81.9	118.7
Expenses not allocated to product lines	7.5	(16.1)	(31.9)	(28.0)
Operating earnings before taxes	129.8	101.0	287.4	359.7
Income tax expense on operating income	28.5	23.1	65.2	82.2
Net operating income	$101.3	$77.9	$222.2	$277.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total segment revenues	$959.1	$910.1	$2,999.5	$2,675.0
Total investment losses	(29.3)	(17.7)	(79.2)	(99.2)
Revenues related to earnings attributable to VIEs	17.7	12.9	56.0	27.4
Consolidated revenues	947.5	905.3	2,976.3	2,603.2

Total segment expenses	829.3	809.1	2,712.1	2,315.3
Insurance policy benefits - changes in fair value of embedded derivative liabilities and market risk benefits	(109.4)	(130.6)	(94.7)	(456.6)
Expenses attributable to VIEs	17.8	11.9	54.0	26.2
Fair value changes related to agent deferred compensation plan	(6.8)	(12.0)	(6.8)	(48.7)
Other expenses	1.0	(1.0)	1.0	(1.0)
Consolidated expenses	731.9	677.4	2,665.6	1,835.2
Income before tax	215.6	227.9	310.7	768.0
Income tax expense on period income	48.3	52.0	70.5	175.4
Net income	167.3	$175.9	$240.2	$592.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	September 30, 2023	December 31, 2022
Assets:
Other invested assets:
Fixed indexed call options	$150.0	$56.7
Reinsurance receivables	(20.3)	(17.8)
Total assets	$129.7	$38.9
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,676.1	$1,788.4
Future policy benefits	(462.7)	(491.4)
Total liabilities	$1,213.4	$1,297.0

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $85 million in underlying investments held by the ceding reinsurer at September 30, 2023.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.0 billion and $2.8 billion at September 30, 2023 and December 31, 2022, respectively.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. We have elected the fair value option to carry the entire security at fair value with changes in fair value recognized in net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$(55.0)	$(34.7)	$24.9	$(165.7)
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	(2.2)	(4.4)	(2.5)	(50.8)
Total revenues from derivative instruments, not designated as hedges	(57.2)	(39.1)	22.4	(216.5)
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	(125.8)	(129.1)	(37.7)	(525.5)
Net pre-tax impact	$68.6	$90.0	$60.1	$309.0

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2023, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of September 30, 2023 and December 31, 2022 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
September 30, 2023:
Fixed indexed call options	$150.0	$—	$150.0	$28.5	$—	$121.5
December 31, 2022:
Fixed indexed call options	56.7	—	56.7	—	—	56.7

REINSURANCE

The cost of reinsurance ceded totaled $46.7 million and $51.2 million in the third quarters of 2023 and 2022, respectively, and $144.7 million and $152.3 million in the first nine months of 2023 and 2022, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $98.3 million and $95.1 million in the third quarters of 2023 and 2022, respectively, and $320.1 million and $296.0 million in the first nine months of 2023 and 2022, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.2 million and $4.7 million in the third quarters of 2023 and 2022, respectively, and $12.6 million and $14.2 million in the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

first nine months of 2023 and 2022, respectively. Insurance policy benefits related to reinsurance assumed totaled $5.8 million and $7.2 million in the third quarters of 2023 and 2022, respectively, and $16.3 million and $19.7 million in the first nine months of 2023 and 2022, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Current tax expense	$6.3	$14.9	$40.0	$19.9
Deferred tax expense	42.0	37.1	30.5	155.5
Total income tax expense	$48.3	$52.0	$70.5	$175.4

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2023	2022
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.4)	(.1)
State taxes	2.1	1.9
Effective tax rate	22.7%	22.8%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2023	December 31, 2022
Deferred tax assets:
Net federal operating loss carryforwards	$100.1	$166.0
Net state operating loss carryforwards	2.5	2.5
Insurance liabilities	312.8	298.5
Indirect costs allocable to self-constructed real estate assets	244.5	214.8
Accumulated other comprehensive loss	552.6	552.4
Other	2.9	7.3
Gross deferred tax assets	1,215.4	1,241.5
Deferred tax liabilities:
Investments	(30.8)	(37.2)
Present value of future profits and deferred acquisition costs	(158.6)	(148.9)
Gross deferred tax liabilities	(189.4)	(186.1)
Net deferred tax assets	1,026.0	1,055.4
Current income taxes prepaid	13.8	8.0
Income tax assets, net	$1,039.8	$1,063.4

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At September 30, 2023, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $1,026.0 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.17 percent at September 30, 2023), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2023, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $476.6 million of federal non-life NOLs as of September 30, 2023, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2026	$125.1
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$476.6

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million at both September 30, 2023 and December 31, 2022.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023	December 31, 2022
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(9.9)	(11.2)
Direct corporate obligations	$1,140.1	$1,138.8

Revolving Credit Agreement
The $250.0 million revolving credit agreement (the "Revolving Credit Agreement"), among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 21.5 percent at September 30, 2023); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,846.8 million at September 30, 2023 compared to the minimum requirement of $2,696.5 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate, at the Company’s option, plus a margin based on the Company’s unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating. There were no amounts outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2023.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2023, the carrying value of the FHLB common stock was $90.1 million.  As of September 30, 2023, collateralized borrowings from the FHLB totaled $2.1 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.5 billion at September 30, 2023, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2023
$100.0	April 2024	Variable rate – 5.628%
22.0	May 2024	Variable rate – 5.743%
15.5	July 2024	Fixed rate – 1.990%
27.0	August 2024	Fixed rate – .640%
21.7	May 2025	Variable rate – 5.728%
18.2	June 2025	Fixed rate – 2.940%
12.5	June 2025	Variable rate – 5.880%
125.0	September 2025	Variable rate – 5.660%
100.0	October 2025	Variable rate – 5.878%
100.0	October 2025	Variable rate – 5.878%
57.7	October 2025	Variable rate – 5.843%
50.0	November 2025	Variable rate – 5.854%
12.5	December 2025	Variable rate – 5.896%
50.0	January 2026	Variable rate – 5.808%
50.0	January 2026	Variable rate – 5.857%
100.0	January 2026	Variable rate – 5.803%
15.0	January 2026	Variable rate – 5.977%
21.8	May 2026	Variable rate – 5.693%
50.0	May 2026	Variable rate – 5.580%
75.0	December 2026	Variable rate – 5.767%
75.0	January 2027	Variable rate – 5.663%
50.0	January 2027	Variable rate – 5.758%
50.0	January 2027	Variable rate – 5.813%
100.0	February 2027	Variable rate – 5.788%
50.0	April 2027	Variable rate – 5.674%
50.0	May 2027	Variable rate – 5.684%
100.0	June 2027	Variable rate – 5.680%
10.0	June 2027	Variable rate – 5.903%
50.0	July 2027	Variable rate – 6.044%
50.0	July 2027	Variable rate – 6.064%
100.0	August 2027	Variable rate – 6.048%
75.0	January 2028	Variable rate – 5.788%
50.0	January 2028	Variable rate – 5.798%
50.0	January 2028	Variable rate – 5.868%
34.5	February 2028	Variable rate – 5.908%
21.0	February 2028	Variable rate – 5.788%
100.0	February 2028	Variable rate – 5.808%
15.0	July 2028	Variable rate – 5.690%
35.0	August 2028	Variable rate – 5.700%
$2,089.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Generally, the variable and fixed rate borrowings are pre-payable.  At September 30, 2023, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $74.2 million and $17.4 million in the first nine months of 2023 and 2022, respectively, was recognized related to total borrowings from the FHLB, reflecting both higher interest rates on the variable rate investment borrowings and higher average borrowings outstanding in the 2023 period.

CHANGES IN COMMON STOCK

In the first nine months of 2023, we repurchased 3.6 million shares of common stock for $85.1 million under our securities repurchase program (including $0.8 million of repurchases settled in the fourth quarter of 2023). In May 2023, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. The Company had remaining repurchase authority of $601.8 million as of September 30, 2023.

In the first nine months of 2023, we issued 1.4 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

In the first nine months of 2023, dividends declared on common stock totaled $51.0 million ($0.44 per common share). In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

On April 9, 2019, Bankers Conseco Life Insurance Company ("BCLIC") and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. Wilmington Trust, National Association, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "Wilmington Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the Wilmington Action, BCLIC and Washington National assert claims against Wilmington Trust, National Association ("Wilmington") for breaching its express contractual obligations under four trust agreements pursuant to which Wilmington was the trustee in regard to trust assets ceded as part of reinsurance agreements with Beechwood Re Ltd. ("BRe"), as well as for breaching its fiduciary duties to BCLIC and Washington National. The Court granted Wilmington's motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On April 20, 2021, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the trial court and reinstated breach of contract and breach of fiduciary duty claims against Wilmington. The case has been resolved by settlement and dismissed.

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

On June 28, 2019, BCLIC and Washington National commenced an action entitled Bankers Conseco Life Insurance Company and Washington National Insurance Company v. KPMG LLP, in the Supreme Court of the State of New York, County of New York, Commercial Division (the "KPMG Action").  BCLIC and Washington National seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. In the KPMG Action, BCLIC and Washington National assert claims against KPMG LLP ("KPMG") for aiding and abetting fraud, constructive fraud and negligent misrepresentation arising from KPMG's alleged role in the Platinum Partners' scheme to defraud BCLIC and Washington National into reinsuring its long-term care business with BRe. The Court granted KPMG’s motion to dismiss this litigation. BCLIC and Washington National appealed the Court's decision. On December 1, 2020, the New York Appellate Division of the Supreme Court, First Judicial Department unanimously reversed the trial court and reinstated the aiding and abetting claim against KPMG. The case has been resolved by settlement and dismissed.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$240.2	$592.6
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	198.5	184.7
Income taxes	24.6	154.7
Insurance liabilities	169.5	(475.0)
Accrual, amortization and fair value changes included in investment income	(54.9)	132.0
Deferral of policy acquisition costs	(277.6)	(248.5)
Net investment losses	79.2	99.2
Other (a)	26.7	(105.2)
Net cash from operating activities	$406.2	$334.5

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2023	2022
Amounts related to employee benefit plans	$18.4	$19.8

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2023
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$858.1	$—	$858.1
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	122.0	—	122.0
Accrued investment income	2.5	—	2.5
Income tax assets, net	13.4	—	13.4
Other assets	.1	(.8)	(.7)
Total assets	$996.1	$(114.6)	$881.5
Liabilities:
Other liabilities	$17.8	$(4.2)	$13.6
Borrowings related to variable interest entities	918.5	—	918.5
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,062.4	$(130.3)	$932.1

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2023, such loans had an amortized cost of $880.6 million; gross unrealized gains of $1.9 million; gross unrealized losses of $21.5 million; allowance for credit losses of $2.9 million; and an estimated fair value of $858.1 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended September 30, 2023 and 2022 (dollars in millions):

	Three months ended
	September 30,
	2023	2022
Allowance at the beginning of the period	$4.5	$12.2
Additions for securities for which credit losses were not previously recorded	.1	.9
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	(.6)	(5.7)
Reduction for securities sold during the period	(1.1)	(.9)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$2.9	$6.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the nine months ended September 30, 2023 and 2022 (dollars in millions):

	Nine months ended
	September 30,
	2023	2022
Allowance at the beginning of the period	$5.5	$3.7
Additions for securities for which credit losses were not previously recorded	.7	7.2
Additions for purchased securities with deteriorated credit	—	—
Additions (reductions) for securities where an allowance was previously recorded	(.5)	(2.5)
Reduction for securities sold during the period	(2.8)	(1.9)
Reduction for securities for which the Company made the decision to sell where an allowance was previously recorded	—	—
Write-offs	—	—
Recoveries of previously written-off amount	—	—
Allowance at the end of the period	$2.9	$6.5

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$5.3	$4.6
Due after one year through five years	770.2	750.4
Due after five years through ten years	105.1	103.1
Total	$880.6	$858.1

During the first nine months of 2023, the VIEs recognized investment losses of $4.2 million which were comprised of: (i) $6.8 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $2.6 million. Such net realized losses included gross realized losses of $6.9 million from the sale of $18.5 million of investments. During the first nine months of 2022, the VIEs recognized net investment losses of $6.7 million which were comprised of: (i) $3.9 million of net losses from the sales of fixed maturities; and (ii) an increase in the allowance for credit losses of $2.8 million. Such net realized losses included gross realized losses of $3.9 million from the sale of $55.9 million of investments.

At September 30, 2023, there were no fixed maturity investments held by the VIEs in default.

At September 30, 2023, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $90.6 million and gross unrealized losses not deemed to have credit losses of $0.3 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $447.3 million and gross unrealized losses not deemed to have credit losses of $11.4 million that had been in an unrealized loss position for twelve months or greater.

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

At September 30, 2023, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $540.1 million (classified as other invested assets).  At September 30, 2023, we had unfunded commitments to these partnerships totaling $523.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 79 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2023 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$10,831.1	$127.8	$10,958.9
United States Treasury securities and obligations of United States government corporations and agencies	—	165.4	—	165.4
States and political subdivisions	—	2,306.0	—	2,306.0
Foreign governments	—	76.0	—	76.0
Asset-backed securities	—	1,317.7	41.5	1,359.2
Agency residential mortgage-backed securities	—	615.9	—	615.9
Non-agency residential mortgage-backed securities	—	1,522.6	2.6	1,525.2
Collateralized loan obligations	—	1,059.5	—	1,059.5
Commercial mortgage-backed securities	—	2,226.8	12.3	2,239.1
Total fixed maturities, available for sale	—	20,121.0	184.2	20,305.2
Equity securities - corporate securities	22.9	—	72.6	95.5
Trading securities:
Asset-backed securities	—	34.9	—	34.9
Agency residential mortgage-backed securities	—	3.4	—	3.4
Non-agency residential mortgage-backed securities	—	59.9	—	59.9
Collateralized debt obligations	—	8.9	—	8.9
Commercial mortgage-backed securities	—	114.1	—	114.1
Total trading securities	—	221.2	—	221.2
Investments held by variable interest entities - corporate securities	—	858.1	—	858.1
Other invested assets:
Derivatives	—	150.0	—	150.0
Residual tranches	—	13.7	12.1	25.8
Total other invested assets	—	163.7	12.1	175.8
Market risk benefit asset	—	—	89.3	89.3
Assets held in separate accounts	—	2.9	—	2.9
Total assets carried at fair value by category	$22.9	$21,366.9	$358.2	$21,748.0

Liabilities:
Market risk benefit liability	$—	$—	$3.1	$3.1
Embedded derivatives associated with fixed indexed annuity products	—	—	1,213.4	1,213.4
Total liabilities carried at fair value by category	$—	$—	$1,216.5	$1,216.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2022 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,584.9	$127.8	$11,712.7
United States Treasury securities and obligations of United States government corporations and agencies	—	158.7	—	158.7
States and political subdivisions	—	2,388.5	—	2,388.5
Foreign governments	—	74.7	—	74.7
Asset-backed securities	—	1,230.0	57.0	1,287.0
Agency residential mortgage-backed securities	—	175.0	—	175.0
Non-agency residential mortgage-backed securities	—	1,492.3	56.2	1,548.5
Collateralized loan obligations	—	782.5	3.4	785.9
Commercial mortgage-backed securities	—	2,207.9	14.5	2,222.4
Total fixed maturities, available for sale	—	20,094.5	258.9	20,353.4
Equity securities - corporate securities	59.6	—	75.7	135.3
Trading securities:
Asset-backed securities	—	15.1	—	15.1
Agency residential mortgage-backed securities	—	.3	—	.3
Non-agency residential mortgage-backed securities	—	60.2	.5	60.7
Commercial mortgage-backed securities	—	131.8	—	131.8
Total trading securities	—	207.4	.5	207.9
Investments held by variable interest entities - corporate securities	—	1,077.6	—	1,077.6
Other invested assets:
Derivatives	—	56.7	—	56.7
Residual tranches	—	—	18.3	18.3
Total other invested assets	—	56.7	18.3	75.0
Market risk benefit asset	—	—	65.3	65.3
Assets held in separate accounts	—	2.7	—	2.7
Total assets carried at fair value by category	$59.6	$21,438.9	$418.7	$21,917.2

Liabilities:
Market risk benefit liability	$—	$—	$11.3	$11.3
Embedded derivatives associated with fixed indexed annuity products	—	—	1,297.0	1,297.0
Total liabilities carried at fair value by category	$—	$—	$1,308.3	$1,308.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments disclosed at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,790.2	$1,790.2	$1,971.3
Policy loans	—	—	126.4	126.4	126.4
Other invested assets:
Company-owned life insurance	—	200.5	—	200.5	200.5
Cash and cash equivalents:
Unrestricted	460.8	—	—	460.8	460.8
Held by variable interest entities	122.0	—	—	122.0	122.0
Liabilities:
Policyholder account balances	—	—	15,481.8	15,481.8	15,481.8
Future policy benefits	—	—	(462.7)	(462.7)	(462.7)
Investment borrowings	—	2,090.3	—	2,090.3	2,089.4
Borrowings related to variable interest entities	—	929.0	—	929.0	918.5
Notes payable – direct corporate obligations	—	1,054.1	—	1,054.1	1,140.1

	December 31, 2022
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,273.6	$1,273.6	$1,411.9
Policy loans	—	—	121.6	121.6	121.6
Other invested assets:
Company-owned life insurance	—	199.1	—	199.1	199.1
Cash and cash equivalents:
Unrestricted	575.7	—	—	575.7	575.7
Held by variable interest entities	69.2	—	—	69.2	69.2
Liabilities:
Policyholder account balances	—	—	15,234.2	15,234.2	15,234.2
Future policy benefits	—	—	(491.4)	(491.4)	(491.4)
Investment borrowings	—	1,640.5	—	1,640.5	1,639.5
Borrowings related to variable interest entities	—	1,066.3	—	1,066.3	1,104.6
Notes payable – direct corporate obligations	—	1,077.0	—	1,077.0	1,138.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2023 (dollars in millions):

	September 30, 2023
	Beginning balance as of June 30, 2023	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2023	Amount of total gains (losses) for the three months ended September 30, 2023 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended September 30, 2023 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$136.2	$6.3	$(12.8)	$2.9	$1.6	$(6.4)	$127.8	$(12.8)	$2.1
Asset-backed securities	39.8	1.1	—	.6	—	—	41.5	—	.6
Non-agency residential mortgage-backed securities	6.0	—	—	.1	2.5	(6.0)	2.6	—	.1
Commercial mortgage-backed securities	12.4	—	—	(.1)	—	—	12.3	—	(.1)
Total fixed maturities, available for sale	194.4	7.4	(12.8)	3.5	4.1	(12.4)	184.2	(12.8)	2.7
Equity securities - corporate securities	72.8	—	(.2)	—	—	—	72.6	(.2)	—
Other invested assets - residual tranches	7.5	3.9	—	—	.7	—	12.1	—	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended September 30, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$6.3	$—	$—	$—	$6.3
Asset-backed securities	1.3	(.2)	—	—	1.1
Total fixed maturities, available for sale	7.6	(.2)	—	—	7.4
Other invested assets - residual tranches	3.9	—	—	—	3.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2023 (dollars in millions):

	September 30, 2023
	Beginning balance as of December 31, 2022	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2023	Amount of total gains (losses) for the nine months ended September 30, 2023 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the nine months ended September 30, 2023 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$9.1	$(1.7)	$(6.9)	$5.9	$(6.4)	$127.8	$(1.7)	$(9.2)
Asset-backed securities	57.0	(3.9)	(.2)	(1.0)	—	(10.4)	41.5	—	(1.1)
Non-agency residential mortgage-backed securities	56.2	(.1)	—	.2	—	(53.7)	2.6	—	.2
Collateralized loan obligations	3.4	—	—	—	—	(3.4)	—	—	—
Commercial mortgage-backed securities	14.5	—	—	(2.2)	—	—	12.3	—	(2.2)
Total fixed maturities, available for sale	258.9	5.1	(1.9)	(9.9)	5.9	(73.9)	184.2	(1.7)	(12.3)
Equity securities - corporate securities	75.7	(2.1)	(1.0)	—	—	—	72.6	(.5)	—
Trading securities - non-agency residential mortgage-backed securities	.5	—	—	—	—	(.5)	—	—	—
Other invested assets - residual tranches	18.3	6.1	.4	—	—	(12.7)	12.1	.4	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the nine months ended September 30, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$10.5	$(1.4)	$—	$—	$9.1
Asset-backed securities	3.8	(7.7)	—	—	(3.9)
Non-agency residential mortgage-backed securities	—	(.1)	—	—	(.1)
Total fixed maturities, available for sale	14.3	(9.2)	—	—	5.1
Equity securities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	6.4	(.3)	—	—	6.1

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

At September 30, 2023, 84 percent of our Level 3 fixed maturities, available for sale, were investment grade and 69 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the value of our embedded derivatives associated with fixed indexed annuity products (classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Accounting for Derivatives") which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$1,355.4	$1,371.0	$1,297.0	$1,724.1
Premiums less benefits	(16.2)	12.0	(45.9)	55.3
Change in fair value, net	(125.8)	(129.1)	(37.7)	(525.5)
Balance at end of the period	$1,213.4	$1,253.9	$1,213.4	$1,253.9

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2023 (dollars in millions):

	Fair value at September 30, 2023	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.7	Discounted cash flow analysis	Discount margins	2.22%
Corporate securities (c)	2.5	Recovery method	Percent of recovery expected	0.00% - 25.00% (25.00%)
Corporate securities (d)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	23.6	Discounted cash flow analysis	Discount margins	2.23% - 3.39% (2.98%)
Equity securities (f)	63.3	Market comparables	EBITDA multiples	10.7X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	166.0	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (j)	89.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.68%)
			Utilization rates	5.92% - 47.62% (22.54%)
Total	358.2
Liabilities:
Market risk benefit liability (j)	3.1	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.68%)
			Utilization rates	5.92% - 47.62% (22.54%)
Embedded derivatives related to fixed indexed annuity products (k)	1,213.4	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.66% - 5.55% (5.20%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(k)    Embedded derivatives related to fixed indexed annuity products - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. The embedded derivatives related to fixed indexed annuity products are classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Accounting for Derivatives".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2022 (dollars in millions):

	Fair value at December 31, 2022	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.23% - 3.94% (2.25%)
Corporate securities (c)	3.5	Recovery method	Percent of recovery expected	0.00% - 35.00% (35.00%)
Corporate securities (d)	.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	21.8	Discounted cash flow analysis	Discount margins	2.50% - 3.86% (3.30%)
Equity securities (f)	63.9	Market comparables	EBITDA multiples	8.5X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	11.7	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	249.0	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (j)	65.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.45%)
			Utilization rates	6.78% - 63.16% (20.09%)
Total	418.7
Liabilities:
Market risk benefit liability (j)	11.3	Discounted cash flow analysis	Surrender rates	1.28% - 11.05% (3.45%)
			Utilization rates	6.78% - 63.16% (20.09%)
Embedded derivatives related to fixed indexed annuity products (k)	1,297.0	Discounted projected embedded derivatives	Projected portfolio yields	4.30% - 4.63% (4.31%)
			Discount rates	3.77% - 5.48% (4.47%)
			Surrender rates	1.90% - 27.70% (9.20%)
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
(k)    Embedded derivatives related to fixed indexed annuity products - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. The embedded derivatives related to fixed indexed annuity products are classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Accounting for Derivatives".

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at September 30, 2023, and its consolidated results of operations for the nine months ended September 30, 2023 and 2022, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by Optavise and the operations of our broker/dealer and registered investment advisor.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three and nine months ending September 30, 2023 and 2022 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Insurance product margin
Annuity margin	$57.0	$60.1	$171.4	$176.1
Health margin	123.2	123.3	347.9	364.0
Life margin	59.8	55.7	165.1	161.9
Total insurance product margin	240.0	239.1	684.4	702.0
Allocated expenses	(153.2)	(150.5)	(460.2)	(447.5)
Income from insurance products	86.8	88.6	224.2	254.5
Fee income	(2.9)	1.4	13.2	14.5
Investment income not allocated to product lines	38.4	27.1	81.9	118.7
Expenses not allocated to product lines	7.5	(16.1)	(31.9)	(28.0)
Operating earnings before taxes	129.8	101.0	287.4	359.7
Income tax expense on operating income	(28.5)	(23.1)	(65.2)	(82.2)
Net operating income (a)	101.3	77.9	222.2	277.5
Net realized investment losses from sales and change in allowance for credit losses	(20.1)	(.7)	(64.1)	(35.0)
Net change in market value of investments recognized in earnings	(9.2)	(17.0)	(15.1)	(64.2)
Fair value changes related to agent deferred compensation plan	6.8	12.0	6.8	48.7
Changes in fair value of embedded derivative liabilities and market risk benefits	109.4	130.6	94.7	456.6
Other	(1.1)	2.0	1.0	2.2
Net non-operating income before taxes	85.8	126.9	23.3	408.3
Income tax expense on non-operating income	(19.8)	(28.9)	(5.3)	(93.2)
Net non-operating income	66.0	98.0	18.0	315.1
Net income	$167.3	$175.9	$240.2	$592.6
Per diluted share
Net operating income	$.88	$.67	$1.92	$2.35
Net non-operating income	.58	.85	.16	2.67
Net income	$1.46	$1.52	$2.08	$5.02

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from sales, impairments and change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss related to reinsurance transaction, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

Risk-Based Capital

On August 13, 2023, the National Association of Insurance Commissioners (“NAIC”) adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve (“IMR”)
balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. The new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than
300% to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to develop a long-term solution for the accounting treatment of negative IMR even if interest rates shift.

The NAIC has undertaken a principles-based bond project, which includes consideration of factors to determine whether an investment in an asset-backed security qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which has a higher risk charge. The NAIC is also reviewing the RBC treatment of collateralized loan obligations (“CLOs”), as discussed below, and on August 16, 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which will be effective for year-end 2024 RBC filings.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Regulation of Investments

The NAIC has been evaluating the risks associated with insurers’ investments in leveraged loans and
CLOs. Under the NAIC’s recent amendment to the Purposes and Procedures Manual, the NAIC’s Structured
Securities Group will assign risk weights to CLOs based on its own modeling and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations. The goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The amendment will become effective on January 1, 2024, with insurers first reporting the financially modeled
NAIC designations for CLOs with their year-end 2024 financial statement filings. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.

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

The NAIC’s Privacy Protections (H) Working Group (“PPWG”) continues to develop a new Consumer Privacy Protections and Model Law (“Model 674”) to replace the existing privacy models #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation.) Following meetings in the spring of 2023, the PPWG rewrote model 674 to incorporate industry feedback and they exposed a new draft in July 2023. Due to the large number of comments received, the PPWG intends to ask for an extension of time to develop the new model law at the NAIC’s Fall National Meeting in December 2023.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
As a result of the adoption of ASU 2018-12, the amortization methodology related to these account balances is no longer subject to the same degree of variability and does not require a high degree of judgment. However, these accounts remain sensitive to unexpected lapses, due to higher mortality and lapse experience than expected. Such changes are recognized in the current period as a reduction of the capitalized balances. The effect of changes in assumptions related to future mortality and lapses are recognized prospectively over the remaining contract term. The carrying value of deferred acquisition costs is no longer subject to recovery testing after the adoption of ASU 2018-12.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could affect net income and changes in our nonperformance risk could materially affect other comprehensive income.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Insurance product margin
Annuity:
Insurance policy income	$7.2	$6.3	$20.4	$17.1
Net investment income	131.0	121.1	384.1	356.4
Insurance policy benefits	(9.8)	(6.5)	(29.1)	(22.8)
Interest credited	(53.4)	(44.8)	(152.1)	(128.7)
Amortization and non-deferred commissions (a)	(18.0)	(16.0)	(51.9)	(45.9)
Annuity margin	57.0	60.1	171.4	176.1
Health:
Insurance policy income	397.8	403.5	1,196.3	1,213.7
Net investment income	74.2	73.3	222.5	219.6
Insurance policy benefits	(308.5)	(310.8)	(949.3)	(943.8)
Amortization and non-deferred commissions (a)	(40.3)	(42.7)	(121.6)	(125.5)
Health margin	123.2	123.3	347.9	364.0
Life:
Insurance policy income	221.0	213.4	663.1	643.0
Net investment income	36.3	35.4	108.7	106.1
Insurance policy benefits	(140.7)	(138.7)	(430.7)	(419.5)
Interest credited	(12.1)	(12.6)	(36.4)	(36.3)
Amortization and non-deferred commissions (a)	(22.1)	(19.7)	(62.8)	(57.4)
Advertising expense	(22.6)	(22.1)	(76.8)	(74.0)
Life margin	59.8	55.7	165.1	161.9
Total insurance product margin	240.0	239.1	684.4	702.0
Allocated expenses:
Branch office expenses	(16.3)	(16.5)	(52.0)	(50.0)
Other allocated expenses	(136.9)	(134.0)	(408.2)	(397.5)
Income from insurance products	86.8	88.6	224.2	254.5
Fee income	(2.9)	1.4	13.2	14.5
Investment income not allocated to product lines	38.4	27.1	81.9	118.7
Expenses not allocated to product lines	7.5	(16.1)	(31.9)	(28.0)
Operating earnings before taxes	129.8	101.0	287.4	359.7
Income tax expense on operating income	(28.5)	(23.1)	(65.2)	(82.2)
Net operating income	$101.3	$77.9	$222.2	$277.5

____________
(a)Amortization and non-deferred commissions are comprised of: (i) the amortization of deferred acquisition costs and present value of future profits; and (ii) commission expenses that are not directly related to the successful acquisition of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
new or renewal insurance contracts and, therefore, are not eligible to be deferred. Such non-deferred commissions are included in other operating costs and expenses on the consolidated statement of operations.

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

Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsurance business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements.

Summary of Operating Results: Net operating income was $101.3 million in the third quarter of 2023, up from $77.9 million in the third quarter of 2022, and was $222.2 million in the first nine months of 2023, down from $277.5 million in the first nine months of 2022.

Insurance product margin was $240.0 million in the third quarter of 2023 compared to $239.1 million in the third quarter of 2022, and was $684.4 million in the first nine months of 2023 compared to $702.0 million in the first nine months of 2022. Insurance product margins in the first nine months of 2023 were impacted by: (i) both unfavorable claim experience in our Medicare supplement line of business as well as a reduction in the size of the block; and (ii) unfavorable claim experience in our long-term care line of business. The claim experience in our Medicare supplement business returned to expected levels in the third quarter of 2023 as compared to the first six months of 2023. The claim experience in our long-term care business moderated in the third quarter of 2023, particularly as compared to the unfavorable experience in the second quarter of 2023. In addition, the traditional life margin was favorably impacted in the second quarter of 2022 due to a larger than typical reduction in claim liabilities due to the work down of a backlog of claims that were in-the-course-of-settlement. Such claim payments also had a positive impact (of approximately $10 million) on the change in the liability for future policy benefits as calculated under the new LDTI standard.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Total allocated and unallocated expenses are summarized in the table below. Expenses not allocated to product lines in the 2023 periods reflect significant items related to the net favorable impact of legal recoveries, net of expenses and increased legal accruals. Expenses not allocated to product lines in the first nine months of 2022 include the impact of a significant item related to an experience refund pursuant to the terms of a reinsurance agreement. Total allocated and unallocated expenses as adjusted for the significant item are summarized below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Expenses allocated to product lines	$153.2	$150.5	$460.2	$447.5
Expenses not allocated to product lines	(7.5)	16.1	31.9	28.0
Net favorable impact from legal matters	21.7	—	21.7	—
Experience refund related to a reinsurance agreement (a)	—	—	—	22.5
Adjusted total	$167.4	$166.6	$513.8	$498.0

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

Though expenses were elevated in the first nine months of 2023, we currently expect our projected expense ratio for the full year to be between 19.2 percent to 19.4 percent, narrowing the range of our previous guidance of between 19.0 percent to 19.4 percent. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Fee revenue	$27.9	$30.6	$108.6	$102.0
Operating costs and expenses	(30.8)	(29.2)	(95.4)	(87.5)
Net fee income	$(2.9)	$1.4	$13.2	$14.5

The decrease in net fee income in the first nine months of 2023 is primarily due to lower net fee income related to services provided by Optavise, partially offset by growth in the sales of third party products in recent periods and changes to our revenue recognition assumptions reflecting favorable policy persistency. The decrease in net fee income in the third quarter of 2023, as compared to the same period in 2022, reflects less favorable changes to our revenue recognition assumptions on the sales of third party products and lower net fee income related to services provided by Optavise.

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

The effective tax rate for the first nine months of 2023 was 22.7 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Annuity margin:
Fixed indexed annuities
Insurance policy income	$5.1	$3.6	$14.2	$10.3
Net investment income	104.4	95.0	304.4	276.5
Insurance policy benefits	(4.3)	(2.0)	(12.6)	(9.7)
Interest credited	(41.5)	(33.0)	(116.8)	(92.9)
Amortization and non-deferred commissions	(16.5)	(14.7)	(47.9)	(42.1)
Margin from fixed indexed annuities	$47.2	$48.9	$141.3	$142.1
Average net insurance liabilities	$9,381.0	$8,902.9	$9,280.2	$8,700.1
Margin/average net insurance liabilities	2.01%	2.20%	2.03%	2.18%
Fixed interest annuities
Insurance policy income	$.3	$.2	$.8	$.6
Net investment income	21.0	20.3	62.8	62.4
Insurance policy benefits	(.1)	.1	(.2)	(.9)
Interest credited	(11.4)	(11.2)	(33.6)	(34.0)
Amortization and non-deferred commissions	(1.4)	(1.2)	(3.6)	(3.5)
Margin from fixed interest annuities	$8.4	$8.2	$26.2	$24.6
Average net insurance liabilities	$1,603.0	$1,675.9	$1,615.7	$1,716.5
Margin/average net insurance liabilities	2.10%	1.96%	2.16%	1.91%
Other annuities
Insurance policy income	$1.8	$2.5	$5.4	$6.2
Net investment income	5.6	5.8	16.9	17.5
Insurance policy benefits	(5.4)	(4.6)	(16.3)	(12.2)
Interest credited	(.5)	(.6)	(1.7)	(1.8)
Amortization and non-deferred commissions	(.1)	(.1)	(.4)	(.3)
Margin from other annuities	$1.4	$3.0	$3.9	$9.4
Average net insurance liabilities	$455.6	$478.8	$462.6	$484.4
Margin/average net insurance liabilities	1.23%	2.51%	1.12%	2.59%
Total annuity margin	$57.0	$60.1	$171.4	$176.1
Average net insurance liabilities	$11,439.6	$11,057.6	$11,358.5	$10,901.0
Margin/average net insurance liabilities	1.99%	2.17%	2.01%	2.15%

Margin from fixed indexed annuities was $47.2 million in the third quarter of 2023 compared to $48.9 million in the third quarter of 2022, and was $141.3 million in the first nine months of 2023 compared to $142.1 million in the first nine months of 2022. The margins in 2023 are relatively flat, as compared to the same periods in the prior year, as growth in the block is primarily being offset by spread compression driven by increased surrenders of higher spread products. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $9,381.0 million and $8,902.9 million in the third quarters of 2023 and 2022, respectively, and were $9,280.2 million and $8,700.1 million in the first nine months of 2023 and 2022, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.45 percent in the third quarter of 2023 up from 4.27 percent in the third quarter of 2022, and was 4.37 percent in the first nine months of 2023 up from 4.24 percent in the first nine months of 2022, reflecting higher portfolio yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(49.8) million and $(30.9) million in the third quarters of 2023 and 2022, respectively, and were $22.8 million and $(175.3) million in the first nine months of 2023 and 2022, respectively.

Margin from fixed interest annuities was $8.4 million in the third quarter of 2023 compared to $8.2 million in the third quarter of 2022, and was $26.2 million in the first nine months of 2023 compared to $24.6 million in the first nine months of 2022, driven primarily by higher spreads, partially offset by a reduction in the size of the block. Average net insurance liabilities were $1,603.0 million in the third quarter of 2023 compared to $1,675.9 million in the third quarter of 2022, and were $1,615.7 million in the first nine months of 2023 compared to $1,716.5 million in the first nine months of 2022, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated, however, the earned yield increased to 5.24 percent in the third quarter of 2023 from 4.85 percent in the third quarter of 2022, and to 5.18 percent in the first nine months of 2023 from 4.85 percent in the first nine months of 2022, reflecting higher portfolio yields.

Margin from other annuities was $1.4 million in the third quarter of 2023 compared to $3.0 million in the third quarter of 2022, and was $3.9 million in the first nine months of 2023 compared to $9.4 million in the first nine months of 2022. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was lower in the 2023 periods compared to the same periods in 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Health Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Health margin:
Supplemental health
Insurance policy income	$177.9	$173.5	$533.1	$519.0
Net investment income	39.0	37.7	116.5	112.7
Insurance policy benefits	(128.0)	(125.8)	(385.1)	(383.2)
Amortization and non-deferred commissions	(26.1)	(26.9)	(78.5)	(77.9)
Margin from supplemental health	$62.8	$58.5	$186.0	$170.6
Margin/insurance policy income	35%	34%	35%	33%
Medicare supplement
Insurance policy income	$154.2	$163.6	$466.0	$495.5
Net investment income	1.1	1.4	3.6	4.1
Insurance policy benefits	(107.4)	(113.9)	(341.3)	(348.5)
Amortization and non-deferred commissions	(10.7)	(12.4)	(32.7)	(38.0)
Margin from Medicare supplement	$37.2	$38.7	$95.6	$113.1
Margin/insurance policy income	24%	24%	21%	23%
Long-term care
Insurance policy income	$65.7	$66.4	$197.2	$199.2
Net investment income	34.1	34.2	102.4	102.8
Insurance policy benefits	(73.1)	(71.1)	(222.9)	(212.1)
Amortization and non-deferred commissions	(3.5)	(3.4)	(10.4)	(9.6)
Margin from long-term care	$23.2	$26.1	$66.3	$80.3
Margin/insurance policy income	35%	39%	34%	40%
Total health margin	$123.2	$123.3	$347.9	$364.0
Margin/insurance policy income	31%	31%	29%	30%

Margin from supplemental health business was $62.8 million in the third quarter of 2023 compared to $58.5 million in the third quarter of 2022, and was $186.0 million in the first nine months of 2023 compared to $170.6 million in the first nine months of 2022, reflecting growth in the block. The margin as a percentage of insurance policy income was 35 percent in the third quarter of 2023 compared to 34 percent in the prior year period, and was 35 percent in the first nine months of 2023 compared to 33 percent in the first nine months of 2022.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Medicare supplement business was $37.2 million and $38.7 million in the third quarters of 2023 and 2022, respectively, and $95.6 million and $113.1 million in the first nine months of 2023 and 2022, respectively. The decrease in margin on the Medicare supplement business is primarily due to a reduction in the size of the block and unfavorable claims experience (although claim experience returned to expected levels in the third quarter of 2023 as compared to the first six months of 2023). Claim experience will fluctuate from period to period. Insurance policy income was $154.2 million in the third quarter of 2023, down 5.7 percent from the third quarter of 2022, and was $466.0 million the first nine months of 2023 down 6.0 percent from the first nine months of 2022, reflecting lower sales in recent periods partially offset by premium rate increases. Over the last several years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.

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

Margin from Long-term care products was $23.2 million and $26.1 million in the third quarters of 2023 and 2022, respectively, and $66.3 million and $80.3 million in the first nine months of 2023 and 2022, respectively. The margin as a percentage of insurance policy income was 35 percent in the third quarter of 2023 compared to 39 percent in the third quarter of 2022, and was 34 percent in the first nine months of 2023 compared to 40 percent in the first nine months of 2022. The decrease in margins in the 2023 periods is primarily due to unfavorable claims experience as compared to the prior year periods. However, the claims experience in this block moderated in the third quarter of 2023 as we expected, particularly as compared to the unfavorable experience in the second quarter of 2023. Claim experience will fluctuate from quarter to quarter.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Life margin:
Interest-sensitive life
Insurance policy income	$45.1	$43.5	$134.9	$130.4
Net investment income	12.9	12.9	38.7	38.7
Insurance policy benefits	(18.1)	(20.5)	(53.4)	(57.5)
Interest credited	(11.9)	(12.4)	(35.9)	(35.8)
Amortization and non-deferred commissions	(5.1)	(5.9)	(14.5)	(17.5)
Margin from interest-sensitive life	$22.9	$17.6	$69.8	$58.3
Average net insurance liabilities	$1,039.6	$1,019.2	$1,035.7	$1,015.0
Interest margin	$1.0	$.5	$2.8	$2.9
Interest margin/average net insurance liabilities	.38%	.20%	.36%	.38%
Underwriting margin	$21.9	$17.1	$67.0	$55.4
Underwriting margin/insurance policy income	49%	39%	50%	42%
Traditional life
Insurance policy income	$175.9	$169.9	$528.2	$512.6
Net investment income	23.4	22.5	70.0	67.4
Insurance policy benefits	(122.6)	(118.2)	(377.3)	(362.0)
Interest credited	(.2)	(.2)	(.5)	(.5)
Amortization and non-deferred commissions	(17.0)	(13.8)	(48.3)	(39.9)
Advertising expense	(22.6)	(22.1)	(76.8)	(74.0)
Margin from traditional life	$36.9	$38.1	$95.3	$103.6
Margin/insurance policy income	21%	22%	18%	20%
Margin excluding advertising expense/insurance policy income	34%	35%	33%	35%
Total life margin	$59.8	$55.7	$165.1	$161.9

Margin from interest-sensitive life business was $22.9 million in the third quarter of 2023, up 30 percent from the third quarter of 2022, and was $69.8 million in the first nine months of 2023, up 20 percent from the first nine months of 2022, reflecting favorable mortality, as compared to the 2022 periods, and growth in the block due to sales in recent periods.

The interest margin was $1.0 million and $0.5 million in the third quarters of 2023 and 2022, respectively, and was $2.8 million and $2.9 million in the first nine months of 2023 and 2022, respectively. Net investment income in the 2023 periods was comparable to the 2022 periods. The increase in average net insurance liabilities results in higher net investment income allocated, which is offset by lower earned yields. The earned yield was 4.96 percent and 5.06 percent in the third quarters of 2023 and 2022, respectively, and was 4.98 percent and 5.08 percent in the first nine months of 2023 and 2022, respectively. The decrease in earned yields is due to the sale or maturity of higher yielding investments. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(4.8) million and $(4.0) million in the third quarters of 2023 and 2022, respectively, and were $3.5 million and $(23.9) million in the first nine months of 2023 and 2022, respectively.

Margin from traditional life business was $36.9 million and $38.1 million in the third quarters of 2023 and 2022, respectively, and was $95.3 million and $103.6 million in the first nine months of 2023 and 2022, respectively. In the second

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
quarter of 2022, there was a larger than typical reduction in traditional life claim liabilities due to the work down of a backlog of claims that were in-the-course-of-settlement. The claim payments also had a favorable impact (of approximately $10 million) on the change in the liability for future policy benefits, as calculated under the new LDTI standard, which is the primary driver of the decrease in the traditional life margin in the first nine months of 2023 as compared to the same period in 2022.
Allocated net investment income was higher in the 2023 periods, as compared to the 2022 periods, primarily due to growth in the block and higher investment yields. The earned yield was 4.72 percent and 4.63 percent in the third quarters of 2023 and 2022, respectively, and was 4.72 percent and 4.61 percent in the first nine months of 2023 and 2022, respectively.

Advertising expense was $22.6 million in the third quarter of 2023, up 2.3 percent from the comparable period in 2022, and was $76.8 million in the first nine months of 2023, up 3.8 percent from the comparable period in 2022. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Collected premiums from annuity and interest-sensitive life products:
Annuities	$372.2	$370.0	$1,144.9	$1,173.6
Interest-sensitive life	58.3	56.6	176.8	169.8
Total collected premiums from annuity and interest-sensitive life products	$430.5	$426.6	$1,321.7	$1,343.4

Collected premiums from annuity and interest-sensitive products increased 0.9 percent in the third quarter of 2023 compared to the third quarter of 2022, and decreased 1.6 percent in the first nine months of 2023 compared to the first nine months of 2022. Premium collections from fixed indexed annuities decreased 7.0 percent to $321.8 million in the third quarter of 2023 compared to the same period of 2022, and 10 percent to $996.7 million in the first nine months of 2023 compared to the first nine months of 2022. Premium collections from fixed interest annuities increased 117 percent to $48.9 million in the third quarter of 2023 compared to the same period in 2022, and 157 percent to $141.6 million in the first nine months of 2023 compared to the first nine months of 2022, resulting from increased consumer preference for these products in the current interest rate environment.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net investment income	$291.8	$268.1	$1,034.5	$700.2
Allocated to product lines:
Annuity	(131.0)	(121.1)	(384.1)	(356.4)
Health	(74.2)	(73.3)	(222.5)	(219.6)
Life	(36.3)	(35.4)	(108.7)	(106.1)
Equity returns credited to policyholder account balances	54.6	34.9	(26.3)	199.2
Amounts allocated to product lines and credited to policyholder account balances	(186.9)	(194.9)	(741.6)	(482.9)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	2.5	(1.1)	3.9	—
Amount related to variable interest entities and other non-operating items	(18.7)	(13.6)	(58.6)	(29.9)
Interest expense on debt	(15.7)	(15.6)	(47.0)	(46.9)
Interest expense on financing arrangements	(1.1)	—	(1.1)	—
Interest expense on investment borrowings from FHLB	(28.3)	(10.3)	(74.2)	(17.4)
Expenses related to FABN program	(7.6)	(7.5)	(22.8)	(22.4)
Less amounts credited to deferred compensation plans (offsetting investment income)	2.4	2.0	(11.2)	18.0
Total adjustments	(66.5)	(46.1)	(211.0)	(98.6)
Investment income not allocated to product lines	$38.4	$27.1	$81.9	$118.7
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

Net Non-Operating Income:

The following summarizes our net non-operating income (loss) for the three and nine months ending September 30, 2023 and 2022 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net realized investment losses from sales and change in allowance for credit losses	$(20.1)	$(.7)	$(64.1)	$(35.0)
Net change in market value of investments recognized in earnings	(9.2)	(17.0)	(15.1)	(64.2)
Fair value changes related to agent deferred compensation plan	6.8	12.0	6.8	48.7
Changes in fair value of embedded derivative liabilities and market risk benefits	109.4	130.6	94.7	456.6
Other	(1.1)	2.0	1.0	2.2
Net non-operating income before taxes	$85.8	$126.9	$23.3	$408.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net realized investment losses in the three and nine months ended September 30, 2023, were $20.1 million and $64.1 million, respectively, including the unfavorable change in the allowance for credit losses of $2.3 million and $13.7 million, respectively, which was recorded in earnings. Net realized investment losses in the three and nine months ended September 30, 2022, were $0.7 million and $35.0 million, respectively, including the favorable (unfavorable) change in the allowance for credit losses of $7.5 million and $(46.9) million, respectively, which was recorded in earnings.

The change in market value of investments recognized in earnings was a decrease of $9.2 million and $17.0 million in the third quarters of 2023 and 2022, respectively, and $15.1 million and $64.2 million in the first nine months of 2023 and 2022, respectively. The change in value will fluctuate from period to period based on market conditions.

During the first nine months of 2023 and 2022, we recognized an increase in earnings of $6.8 million and $48.7 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

We recognized an increase in earnings of $94.7 million and $456.6 million in the first nine months of 2023 and 2022, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

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

Subsequent to September 30, 2023, we received all necessary approvals for: (i) the formation of a wholly-owned Bermuda captive reinsurance company; and (ii) a reinsurance agreement to cede approximately $6.2 billion of our inforce fixed indexed annuity statutory reserves, in addition to new fixed indexed annuity business. Implementation of the initial intercompany reinsurance agreement is in process, with an effective date of October 1, 2023. In the event that the Bermuda Monetary Authority changes its capital adequacy model of the Bermuda captive reinsurance company, we may be required to contribute additional capital to the captive, which would reduce the capital efficiency of the structure and may adversely impact the free cash flow available to the holding company.

For 2023, we currently expect operating earnings per diluted share to be in the range of $2.70 to $2.80, excluding any significant items in the year (narrowing the range from our previous guidance of $2.65 to $2.85 per diluted share, with no change to the midpoint of the range).

With respect to excess cash flow in 2023, we currently expect cash flow to the holding company to be in the range of $330 million to $350 million (including the impact of the intercompany reinsurance agreement with our Bermuda subsidiary), as compared to our previous guidance of $180 million to $200 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of September 30, 2023 and December 31, 2022 was as follows (dollars in millions):

	September 30, 2023	December 31, 2022
Total capital:
Corporate notes payable	$1,140.1	$1,138.8
Shareholders’ equity:
Common stock	1.1	1.1
Additional paid-in capital	1,965.3	2,033.8
Accumulated other comprehensive loss	(1,956.7)	(1,957.3)
Retained earnings	1,880.4	1,691.2
Total shareholders’ equity	1,890.1	1,768.8
Total capital	$3,030.2	$2,907.6

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2023 and as of and for the year ended December 31, 2022:

	September 30, 2023	December 31, 2022
Book value per common share	$16.85	$15.47
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	34.30	32.59
Debt to total capital ratios:
Corporate debt to total capital	37.6%	39.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a) (b)	22.9%	23.4%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2023, the carrying value of the FHLB common stock was $90.1 million.  As of September 30, 2023, collateralized borrowings from the FHLB totaled $2.1 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.5 billion at September 30, 2023, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio was 392 percent at September 30, 2023, compared to 384 percent at December 31, 2022. In the first nine months of 2023, the RBC ratio reflected: (i) our estimated consolidated statutory operating earnings of $113 million; (ii) insurance company dividends (net of capital contributions) of $58.7 million that were paid to the holding company; and (iii) the impact of a sale-leaseback program as further discussed below. Our RBC ratio at September 30, 2023, exceeded our targeted RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

In June 2023, we began a sale-leaseback program resulting in an $80 million reduction in non-admitted assets and a corresponding increase in total adjusted capital which favorably impacted our consolidated RBC ratio. Such sale-leaseback transactions are accounted for as operating leases pursuant to statutory accounting principles. Pursuant to GAAP, the sale-leaseback transactions do not meet the criteria for a sale. Accordingly, we account for these transactions as financing arrangements which are classified as other liabilities in our consolidated balance sheet.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At September 30, 2023, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held $171 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

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

The ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2023, our insurance subsidiaries paid dividends to CDOC totaling $82.2 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 336 percent at September 30, 2023.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2023, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$375.9	(a)
Colonial Penn	(507.5)	(b)
____________________
(a)Bankers Life paid dividends of $55.0 million to CLTX in the first nine months of 2023. Bankers Life may pay dividends from earned surplus without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. Immediately after the implementation of the reinsurance transaction with our wholly owned Bermuda reinsurance subsidiary (see " – 2023 Outlook" above), the earned surplus of Bankers Life will be zero. Accordingly, Bankers Life will not be able to pay dividends until future earnings result in an earned surplus balance. However, even if the earned surplus balance is zero or in a deficit position, Bankers Life could request approval from the Illinois Department of Insurance for return-of-capital distributions, the payment of which would be subject to prior approval.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first nine months of 2023, CDOC made capital contributions of $23.5 million to CLTX.

At September 30, 2023, there are no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first nine months of 2023, we generated $139 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first nine months of 2023, we repurchased 3.6 million shares of common stock for $85.1 million under our securities repurchase program (including $0.8 million of repurchases settled in the fourth quarter of 2023). In May 2023, the Company's Board of Directors approved an additional $500.0 million to repurchase the Company's outstanding shares of common stock. The Company had remaining repurchase authority of $601.8 million as of September 30, 2023.

In the first nine months of 2023, dividends declared on common stock totaled $51.0 million ($0.44 per common share). In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At September 30, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,751.9	$10.3	$(2,248.1)	$(38.4)	$10,475.7
United States Treasury securities and obligations of United States government corporations and agencies	194.2	—	(28.8)	—	165.4
States and political subdivisions	2,837.9	7.0	(547.0)	(1.5)	2,296.4
Foreign governments	93.3	—	(16.6)	(.7)	76.0
Asset-backed securities	1,388.3	.2	(124.1)	(.2)	1,264.2
Agency residential mortgage-backed securities	627.9	.6	(12.6)	—	615.9
Non-agency residential mortgage-backed securities	1,171.3	4.6	(183.2)	—	992.7
Collateralized loan obligations	1,077.7	1.9	(20.1)	—	1,059.5
Commercial mortgage-backed securities	2,462.5	.6	(285.4)	—	2,177.7
Total investment grade fixed maturities, available for sale	22,605.0	25.2	(3,465.9)	(40.8)	19,123.5
Below-investment grade (a) (b):
Corporate securities	560.2	.4	(49.0)	(28.4)	483.2
States and political subdivisions	10.6	—	(.8)	(.2)	9.6
Asset-backed securities	111.9	—	(16.9)	—	95.0
Non-agency residential mortgage-backed securities	524.5	29.1	(21.1)	—	532.5
Commercial mortgage-backed securities	87.3	—	(25.9)	—	61.4
Total below-investment grade fixed maturities, available for sale	1,294.5	29.5	(113.7)	(28.6)	1,181.7
Total fixed maturities, available for sale	$23,899.5	$54.7	$(3,579.6)	$(69.4)	$20,305.2
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2023 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$15,213.8	$13,011.4	64.1%
2	7,974.8	6,692.0	32.9
Total NAIC 1 and 2 (investment grade)	23,188.6	19,703.4	97.0
3	544.3	469.5	2.3
4	139.5	122.4	.6
5	8.1	7.4	.1
6	19.0	2.5	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	710.9	601.8	3.0
Total	$23,899.5	$20,305.2	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,306.0	11.4%	$547.8	15.3%
Commercial mortgage-backed securities	2,239.1	11.0	311.3	8.7
Banks	1,705.8	8.4	299.3	8.4
Non-agency residential mortgage-backed securities	1,525.2	7.5	204.3	5.7
Asset-backed securities	1,359.2	6.7	141.0	3.9
Collateralized loan obligations	1,059.5	5.2	20.1	.6
Utilities	1,024.7	5.0	219.8	6.1
Insurance	1,024.6	5.0	256.8	7.2
Healthcare/pharmaceuticals	958.0	4.7	268.1	7.5
Brokerage	899.3	4.4	169.4	4.7
Technology	719.0	3.5	187.9	5.3
Agency residential mortgage-backed securities	615.9	3.0	12.6	.4
Food/beverage	612.0	3.0	115.7	3.2
Energy	478.6	2.4	67.5	1.9
Cable/media	426.5	2.1	101.8	2.8
Real estate/REITs	335.6	1.7	62.4	1.7
Transportation	320.4	1.6	55.4	1.6
Telecom	295.5	1.5	53.1	1.5
Capital goods	254.6	1.3	50.3	1.4
Chemicals	243.1	1.2	55.0	1.5
Other	1,902.6	9.4	380.0	10.6
Total fixed maturities, available for sale	$20,305.2	100.0%	$3,579.6	100.0%

Below-Investment Grade Securities

At September 30, 2023, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,294.5 million, or 5.4 percent of the Company's fixed maturity portfolio (or $710.9 million, or 3.0 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,181.7 million, or 91 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first nine months of 2023, we recognized $45.8 million of realized losses on sales of $527.0 million of fixed maturity securities, available for sale, including: (i) $37.8 million related to various corporate securities; (ii) $6.0 million related to commercial mortgage-backed securities; and (iii) $2.0 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

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

The following summarizes the investments sold at a loss during the first nine months of 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$45.6	$24.0
Greater than or equal to 6 months and less than 12 months prior to sale	1	2.6	.1
Greater than 12 months prior to sale	1	.9	.2
		$49.1	$24.3

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$144.5	$134.3
Due after one year through five years	2,063.0	1,913.0
Due after five years through ten years	1,533.3	1,351.5
Due after ten years	11,962.2	9,344.7
Subtotal	15,703.0	12,743.5
Structured securities	6,663.5	5,974.0
Total	$22,366.5	$18,717.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	10	$43.8	$(10.8)	$33.0
Greater than or equal to 6 months and less than 12 months	3	33.7	(12.2)	21.5
Greater than 12 months	5	40.5	(14.7)	25.8
Total		$118.0	$(37.7)	$80.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2023 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$534.8	$12.2	$—	$.8	$547.8
Commercial mortgage-backed securities	235.4	50.0	23.5	2.4	311.3
Banks	167.9	128.1	3.3	—	299.3
Healthcare/pharmaceuticals	177.6	86.6	2.9	1.0	268.1
Insurance	127.9	125.0	3.5	.4	256.8
Utilities	126.3	91.3	2.1	.1	219.8
Non-agency residential mortgage-backed securities	121.9	61.3	1.1	20.0	204.3
Technology	110.1	72.0	5.6	.2	187.9
Brokerage	91.2	76.1	1.6	.5	169.4
Asset-backed securities	53.9	70.2	16.2	.7	141.0
Food/beverage	36.8	77.2	1.3	.4	115.7
Cable/media	15.5	79.4	4.1	2.8	101.8
Energy	13.8	53.5	.2	—	67.5
Real estate/REITs	35.1	26.6	.7	—	62.4
Transportation	21.4	33.7	—	.3	55.4
Chemicals	4.8	48.9	.8	.5	55.0
Telecom	.5	52.6	—	—	53.1
Capital goods	23.1	24.0	3.2	—	50.3
Consumer products	25.3	14.8	3.6	1.0	44.7
Retail	23.8	17.3	1.7	1.7	44.5
Autos	5.9	23.7	1.5	—	31.1
Aerospace/defense	8.6	21.5	—	.1	30.2
Building materials	5.9	23.1	.4	.2	29.6
United States Treasury securities and obligations of United States government corporations and agencies	28.8	—	—	—	28.8
Metals and mining	8.7	13.5	.7	—	22.9
Collateralized loan obligations	18.4	1.7	—	—	20.1
Paper	.8	17.1	.1	.3	18.3
Foreign governments	7.3	9.3	—	—	16.6
Entertainment/hotels	8.2	4.5	.6	—	13.3
Agency residential mortgage-backed securities	12.3	.3	—	—	12.6
Business services	—	2.6	.7	.2	3.5
Other	86.8	9.0	.6	.1	96.5
Total fixed maturities, available for sale	$2,138.8	$1,327.1	$80.0	$33.7	$3,579.6

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

Structured Securities

At September 30, 2023, fixed maturity investments included structured securities with an estimated fair value of $6.8 billion (or 33.5 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at September 30, 2023, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,500.2	$1,359.2	6.7%
Agency residential mortgage-backed securities	627.9	615.9	3.1
Non-agency residential mortgage-backed securities	1,695.8	1,525.2	7.5
Collateralized loan obligations	1,077.7	1,059.5	5.2
Commercial mortgage-backed securities	2,549.8	2,239.1	11.0
Total structured securities	$7,451.4	$6,798.9	33.5%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$21.3	$16.0	$65.7	$39.6
Fee revenue and other income	1.0	1.4	3.5	3.9
Total revenues	22.3	17.4	69.2	43.5
Expenses:
Interest expense	17.5	11.7	52.6	24.9
Other operating expenses	.3	.2	1.4	1.3
Total expenses	17.8	11.9	54.0	26.2
Income before net investment gains (losses) and income taxes	4.5	5.5	15.2	17.3
Net investment gains (losses)	(.2)	3.5	(4.2)	(6.7)
Income before income taxes	$4.3	$9.0	$11.0	$10.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of September 30, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$111.3	13.0%	$4.2	19.7%
Healthcare/pharmaceuticals	105.1	12.2	3.7	17.3
Technology	104.5	12.2	5.2	24.4
Food/beverage	57.8	6.7	1.7	7.7
Brokerage	51.3	6.0	.4	1.6
Chemicals	45.1	5.3	.3	1.5
Building materials	44.8	5.2	.5	2.2
Transportation	41.2	4.8	.3	1.3
Paper	37.7	4.4	.3	1.4
Utilities	36.4	4.2	.3	1.4
Capital goods	34.8	4.1	.6	2.9
Consumer products	29.1	3.4	.9	4.0
Autos	28.1	3.3	.1	.3
Insurance	26.4	3.1	.1	.5
Business services	26.1	3.0	.3	1.3
Banks	16.6	1.9	.1	.3
Aerospace/defense	11.9	1.4	.1	.6
Other	49.9	5.8	2.4	11.6
Total	$858.1	100.0%	$21.5	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$4.2	$3.4
Due after one year through five years	583.7	562.3
Due after five years through ten years	79.3	77.1
Total	$667.2	$642.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments held by the VIEs sold at a loss during the first nine months of 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$3.7	$2.6
Greater than or equal to 6 months and less than 12 months prior to sale	2	4.9	1.8
Greater than 12 months prior to sale	1	3.5	1.0
		$12.1	$5.4

The following summarizes the investments held by the VIEs rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$4.3	$(1.3)	$3.0
Greater than or equal to 6 months and less than 12 months	1	2.7	(1.1)	1.6
Greater than 12 months	1	1.9	(.4)	1.5
Total		$8.9	$(2.8)	$6.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" in the notes to consolidated financial statements for a discussion of recently adopted accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2022.  There have been no material changes in the first nine months of 2023 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2023)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	845,817	$24.61	845,256	$621.0
August 1 through August 31	478,037	24.12	475,563	609.5
September 1 through September 30	324,918	23.67	324,854	601.8
Total	1,648,772	24.28	1,645,673	601.8
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2023 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 5.  OTHER INFORMATION.

During the third quarter of 2023, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

John R. Kline	August 17, 2023	March 29, 2024	21,642
–Senior Vice President and Chief Accounting Officer
Jeanne L. Linnenbringer	August 29, 2023	May 28, 2024	4,000
–Chief Operations Officer

_________
(a)    Or such earlier date that the aggregate amount of shares has been sold.

During the third quarter of 2023, no other of the Company's directors or Section 16 officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 14, 2022.

10.1	CNO Services, LLC Executive Severance Pay Plan, amended and restated effective September 1, 2023.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  November 8, 2023

By:	/s/ John R. Kline
John R. Kline
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)