Form 10-K
period 2023-12-31
CNO Financial Group, Inc.
filed 2024-02-23
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File Number 001-31792
CNO Financial Group, Inc.

Delaware			75-3108137
State of Incorporation			IRS Employer Identification No.

11825 N. Pennsylvania Street
Carmel,	Indiana	46032	(317)	817-6100
Address of principal executive offices			Telephone
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CNO	New York Stock Exchange
Rights to purchase Series F Junior Participating Preferred Stock		New York Stock Exchange
5.125% Subordinated Debentures due 2060	CNOpA	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
At June 30, 2023, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by nonaffiliates was approximately $2.6 billion.
Shares of common stock outstanding as of February 7, 2024: 108,991,851
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2024 annual meeting of shareholders are incorporated by reference into Part III of this report.

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
•the impact of pandemics, including the novel coronavirus ("COVID-19") pandemic, and major public health issues and the resulting financial market, economic and other impacts;
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

PART I

ITEM 1.     BUSINESS OF CNO.

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2023, we had total assets of $35.1 billion and shareholders' equity of $2.2 billion (which included an accumulated other comprehensive loss of $1.6 billion). For the year ended December 31, 2023, we had revenues of $4.1 billion and net income of $276.5 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business.

We market our products through the Consumer and Worksite Divisions that reflect the customers served by the Company. The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. The Worksite Division focuses on the sale of voluntary benefit life and health insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. The Worksite Division also offers a suite of voluntary benefits, benefits administration technology and year-round advocacy services to reduce costs and increase benefits engagement to employers and their employees.

We centralize certain functional areas, including marketing, business unit finance and sales support, among others. We primarily market our insurance products under our three primary brands: Bankers Life, Washington National and Colonial Penn.

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

In May 2023, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2023 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003. Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1. are provided as of or for the year ended December 31, 2023 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance products. We sell these products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.1 billion, $4.1 billion and $4.0 billion in 2023, 2022 and 2021, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2023 collected premiums: Florida (11 percent), Pennsylvania (6 percent), Iowa (5 percent) and Texas (5 percent).

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

Exclusive Agents. At December 31, 2023, we had an exclusive agency force of approximately 4,200 producing agents and financial representatives working from 232 branch and satellite field offices throughout the United States. The field agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. Field agents sell Medicare supplement, supplemental health and long-term care insurance policies, life insurance and annuities. These agents also sell Medicare Advantage plans through distribution arrangements with third-party insurance companies. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. In addition, we have tele-sales agents that are primarily engaged in the sale of our graded benefit life insurance policies and the sale of Medicare Advantage plans of third-party insurance companies using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet. Financial representatives are able to buy and sell securities for clients and may provide ongoing investment advice for clients.

Independent Producers. Supplemental health and life insurance products are also sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent licensed agents doing business in all fifty states, the District of Columbia, and certain protectorates of the United States.

Worksite Division:

The Worksite Division focuses on the sale of voluntary benefit life and health insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our wholly-owned subsidiary, Optavise, LLC ("Optavise"). Through our Optavise brand, we guide employers and their employees through their healthcare choices with a suite of voluntary benefits, benefits administration technology and year-round advocacy services to reduce costs and increase benefits engagement.

Exclusive Agents. At December 31, 2023, we had approximately 350 exclusive producing agents working across the United States. These agents establish relationships with employers and have one-on-one contact with potential policyholders primarily at their place of employment and primarily sell supplemental health and life insurance products.

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

Total premium collections

The Consumer and Worksite Divisions are primarily focused on marketing insurance products (including annuity, health and life products), several types of which are sold in both divisions and underwritten in the same manner. The following table summarizes premium collections by segment for the years ended December 31, 2023, 2022 and 2021 (dollars in millions):

	2023	2022	2021
Annuities:
Fixed indexed annuities	$1,373.9	$1,509.5	$1,348.1
Fixed interest annuities	199.7	87.4	45.4
Other annuities	9.6	7.7	6.9
Total annuities	1,583.2	1,604.6	1,400.4
Health:
Supplemental health	706.6	692.9	688.0
Medicare supplement	609.4	651.6	707.5
Long-term care	261.8	263.9	264.0
Total health	1,577.8	1,608.4	1,659.5
Life:
Interest-sensitive life	237.0	227.9	219.4
Traditional life	700.0	683.9	676.4
Total life	937.0	911.8	895.8
Total premium collections	$4,098.0	$4,124.8	$3,955.7

Annuities

During 2023, we collected annuity premiums of $1,583.2 million, or 39 percent, of our total premiums collected. Annuity products include fixed indexed annuity, traditional fixed rate annuity and single premium immediate annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. For fixed indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

The following describes our major annuity products:

Fixed Indexed Annuities. These products accounted for $1,373.9 million, or 34 percent, of our total premium collections during 2023. Substantially all of the deposits on our fixed indexed annuity products are currently paid in a lump sum. Our fixed indexed annuities are a deferred annuity contract with a guaranteed minimum interest rate plus a contingent return based on the price return of an external index, which is typically the S&P 500. Our fixed indexed annuity contracts are designed so that the guaranteed contract value meets regulatory requirements such that the contract holder receives no less than 87.5 percent of the initial deposit, compounded annually at a rate up to 3 percent, which establishes a floor value for the contract. Within each contract issued, each fixed indexed annuity specifies:

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

Our fixed indexed annuity contracts do not have a specified maturity date; therefore, the contracts remain in the accumulation phase until the customer surrenders the contract. Although our fixed indexed annuities provide for various annuitization options which permit the policyholder to convert a policy to one which provides for periodic payments under various payment options (including the policyholder’s remaining life or for a term-certain period), the majority of policyholders take their benefit in a lump sum or may elect the option to take one penalty-free withdrawal of up to 10 percent each year of either the premium paid or the account value after the first year of the annuity’s term. Policyholders can surrender the contract at any time, at which point they receive their account value, as specified in the contract, less any applicable surrender charges. The account value is generally defined as the greater of the policyholder’s initial investment plus the equity-indexed return or a guaranteed floor amount (calculated as the policyholder’s initial investment plus a specified annual percentage return).

Our fixed indexed annuities are annual periodic ratchet designed contracts, where the policyholder receives the greater of: (i) the defined appreciation in the equity index during each one-year period ending on the policy’s anniversary date; or (ii) the guarantee minimum fixed return over that period.

Consistent with the terms of the policy, the contract holder receives a portion of the appreciation in the S&P 500 index during the annual period, which is based on a participation rate that is reset on each policy anniversary date; subject to contractual guaranteed minimum participation rates. This allows the Company to set the participation rate at a level consistent with the investment return earned on the net premiums received and the current option cost to fund the indexed benefit.

In 2016, we began offering a guaranteed lifetime income rider to our fixed indexed annuity contracts, which allows policyholders the option to elect to receive a guaranteed income stream for life, without having to annuitize their policy. In 2021, an optional benefit was added to the rider which enhances the guaranteed income stream payout amount for a two-year period if the policyholder meets certain conditions related to the ability to perform activities of daily living. These benefits are often referred to as guaranteed living withdrawal benefits ("GLWB").

In recent years, a significant portion of our new annuity sales were "premium bonus" products. These products typically specify a bonus rate, applied to the premium deposited, of 3 percent for the first policy year only. The premium bonus vests over a number of years. In 2023, we launched a flexible premium "premium bonus" product that offers a premium bonus (expressed as a percentage of the premium deposit) for each premium deposit made, subject to contractual terms.

Commissions, underwriting, sales and contract issuance and processing costs are incurred when a fixed indexed annuity contract is issued. When such costs are incremental costs directly related to the successful acquisition of a new insurance contract, they are capitalized and amortized on a constant level basis over the expected term to approximate straight-line amortization.

We have generally been successful at hedging increases to policyholder benefits resulting from increases in the indices to which the product's return is linked.

Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs") and flexible premium deferred annuities ("FPDAs"). These products accounted for $199.7 million, or 5 percent, of our total premium collections during 2023. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The current guaranteed rate on annuities being issued is 2.85 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2023, the average crediting rate on our outstanding traditional annuities was 3 percent.

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

Other Annuities. These products include single premium immediate annuities ("SPIAs"). SPIAs accounted for $9.6 million of our total premiums collected in 2023. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.7 percent at December 31, 2023. Other annuities also include closed blocks of structured settlements, which were last sold over 25 years ago.

Health

Supplemental Health. Supplemental health collected premiums were $706.6 million during 2023, or 17 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Approximately 65 percent of the total number of our supplemental health policies inforce were sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Medicare Supplement. Medicare supplement collected premiums were $609.4 million during 2023, or 15 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 56 percent of new sales of Medicare supplement policies in 2023 were within the seven month open enrollment period that begins three months before an individual reaches age 65.

Long-Term Care. Long-term care collected premiums were $261.8 million during 2023, or 6 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

During 2023, 99 percent of new sales of long-term care products had benefit periods of two years or less. Since 2009, we have ceded 25 percent of most new sales with a third party. At December 31, 2023, 95 percent of our long-term care policies have benefit periods of less than or equal to four years. Furthermore, 64 percent of our long-term care policies have benefit periods of one year or less. In 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding two years in the majority of jurisdictions. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Life

Life products include traditional and interest-sensitive life insurance products. During 2023, we collected life insurance premiums of $937.0 million, or 23 percent, of our total collected premiums.

Interest-Sensitive Life. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $237.0 million, or 6 percent, of our total collected premiums in 2023. The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed indexed universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $700.0 million, or 17 percent, of our total collected premiums in 2023. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, exclusive agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component that may be at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically five, 10, 15 or 20 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

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

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $29.5 million of our total collected net premiums in 2023.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $26.7 billion of assets (at fair value) under management at December 31, 2023, of which $26.5 billion were our assets (including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet) and $0.2 billion were assets managed for third parties. Our general account investment strategies are to:

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

•maximize total return through active strategic asset allocation and investment management, while managing the capital efficiency of the portfolio; and

•use outside managers in specialized investment classes to add value to our overall strategy.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include Blue Cross and Blue Shield Plans, United HealthCare and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Mutual of Omaha, TruStage, Gerber Life, AAA Life Insurance, New York Life and Globe Life Inc. Our main competitors for supplemental health products sold through our Worksite Division include AFLAC, subsidiaries of Unum, MetLife and subsidiaries of Globe Life Inc.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share from a total industry-wide perspective. Even in some of the lines in which we are one of the top writers, our market share is relatively small. Based on a 2022 Medicare Supplement Earned Premium report, we ranked seventh in direct premiums earned for Medicare supplement insurance with a market share of 1.9 percent. The top writer of Medicare supplement insurance had direct premiums with a market share of 33 percent during the period. When looking at the 2022 Individual Long-Term Care Insurance Survey, one of our subsidiaries (Bankers Life and Casualty Company ("Bankers Life")) is ranked third in new annualized premiums of individual long-term care insurance in 2022 with a market share of approximately 17 percent. The top two writers of individual long-term care insurance had new annualized premiums with a combined market share of approximately 56 percent during the period.

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

Our direct to consumer channel has faced increased competition from other insurance companies who also distribute products through direct marketing. In addition, the demand and cost of television advertising appropriate for our direct to consumer campaigns fluctuates from period to period and will impact the average cost to generate a television lead.

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

An important competitive factor for life insurance companies is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the biggest impact on our sales of supplemental health and life products to consumers at the worksite. Financial strength ratings provided by Fitch Ratings ("Fitch"), S&P Global Ratings ("S&P"), Moody's Investor Services, Inc. ("Moody's") and AM Best Company ("AM Best") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due. They are not directed toward the protection of investors, and such ratings are not recommendations to buy, sell or hold securities. The current financial strength ratings of our primary insurance subsidiaries from Fitch, S&P, Moody's and AM Best are "A", "A-", "A3" and "A", respectively. For a description of these ratings and additional information on these ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Most of our supplemental health policies are individually underwritten using a simplified issue application. Based on an applicant's responses on the application, the underwriter either: (i) approves the policy as applied for; (ii) approves the policy with reduced benefits; or (iii) rejects the application.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2023, the total balance of our liabilities for insurance products was $27.9 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

Liabilities for insurance products are calculated based on numerous assumptions including, but not limited to, investment yields, mortality, morbidity, withdrawals, lapses, cash flow assumptions and discount rates. Such assumptions are based on our experience, and in cases of limited experience, industry experience. Such assumptions also consider future expectations in policyholder behavior that may vary from past experience.

REINSURANCE

Consistent with the general practice of the life insurance industry, our subsidiaries enter into indemnity reinsurance agreements with other insurance companies in order to reinsure portions of the coverage provided by our insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. Our reinsured business is ceded to numerous reinsurers. Based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments, we believe the assuming companies are able to honor all material contractual commitments.

As of December 31, 2023, the policy risk retention limit of our insurance subsidiaries was generally $.8 million or less. Reinsurance ceded by CNO represented 9 percent of gross combined life insurance inforce and reinsurance assumed represented 0.3 percent of net combined life insurance inforce.

The principal third-party reinsurers to whom we have ceded life, annuity and health business at December 31, 2023 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	AM Best rating
Wilton Reassurance Company ("Wilton Re") (a)	$2,540.4	A+
Jackson National Life Insurance Company ("Jackson") (b)	984.8	A
RGA Reinsurance Company (c)	380.2	A+
Sagicor Life Insurance Company	35.1	A-
Swiss Re Life and Health America Inc.	4.7	A+
Munich American Reassurance Company	4.2	A+
SCOR Global Life USA Reinsurance Company	2.5	A
All others (d)	88.8
	$4,040.7
________________
(a)    In addition to life insurance, certain long-term care business has been ceded to Wilton Re through a 100% indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.3 billion at December 31, 2023.
(b)    In addition to life insurance, certain annuity business has been ceded to Jackson through a coinsurance agreement. Such business had total insurance policy liabilities of $0.8 billion at December 31, 2023.
(c)    A portion of the long-term care business of Bankers Life has been ceded to RGA Reinsurance Company on a coinsurance basis.
(d)    No other single reinsurer represents more than 1 percent of the reinsurance receivables balance or has assumed greater than 2 percent of the total ceded life insurance business inforce.

HUMAN CAPITAL

As of December 31, 2023, we employed approximately 3,500 full-time associates, nearly all of whom are located in the United States.

Currently, none of our associates are represented under collective bargaining agreements and we enjoy generally favorable employee relations.

CNO associates are among our most important resources. They are critical to achieving our mission to secure the future of middle-income America by providing insurance and financial services that help protect their health, income and retirement needs, while building enduring value for all our stakeholders. We rely on our associates to develop products, advise clients, service customers and support the efficient running of the organization. Therefore, we focus significant attention on attracting and retaining talented, experienced individuals to serve our customers and manage and support our operations.

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

•Compensation
At CNO, we strive for a culture of exceptional performance. We believe in developing associates through a challenging work environment coupled with extensive support and training. We are committed to fair pay practices and pay equity. To support pay transparency, we provide education to associates on how pay decisions are made and share competitive ranges for roles across the enterprise. Our compensation philosophy is focused on pay-for-performance. In 2023, we continued to offer annual cash incentives to eligible associates reflecting our performance philosophy at all levels of the organization. We reward overall and individual performance that drives long-term success for the company and our associates.

•Health and Well-being
Supporting our associates' physical, emotional and financial well-being is at the center of how we engage our workforce. Our comprehensive associate benefits include medical, dental and vision insurance coverage as well as an extensive well-being program. We understand healthcare affordability is fundamental and have introduced tiered premiums for CNO's health plan that align with an associate's salary level.

CNO's well-being program encourages associates and their families to engage in healthy lifestyle choices, including completing preventive exams and screenings and taking care of their mental well-being. In 2023, we invested in a new well-being platform that launched January 2024 to simplify navigation to benefit resources and vendors and to help associates maximize their well-being benefits. We also enhanced paid time-off benefits by expanding bereavement time off in 2023 and increasing paternal and maternity leave and adding two new Company paid holidays for 2024 to focus on mental well-being.

We offer flexible work arrangements for the vast majority of our associates, which includes working from home, working from the office, or a mix of both options. We remain committed to delivering consistent service, while providing workplace flexibility to our associates.

•Ethical Business Practices
CNO's Code of Conduct outlines our expectations surrounding key issues and business practices, including anti-money laundering, political activities and contributions, conflicts of interest, fraud prevention, data security, confidentiality, gift giving and fair competition. Our associates are required to be familiar with, and to act in accordance with, this code.

•Inclusion and Belonging
Doing what's right for our associates, agents, customers and communities is embedded in CNO's business operations and corporate values. We are proud of our commitment to creating a supportive and inclusive workplace where associates can bring their whole, authentic selves to work.

Inclusivity and representation improves all parts of our business - from how we build top performing teams, serve our customers and develop our product features. We believe an environment that fosters collaboration, inclusion and trust supports our mission, builds a strong sense of community, and leads to greater innovation and better solutions. This environment and inclusive culture creates benefits that are shared by our associates, customers and, ultimately, our shareholders.

CNO's Diversity Council brings together leaders from across the company in support of workplace inclusion. Our six associate-led Business Resource Groups and three affinity groups focus on mentoring, education and community outreach. CNO's Chief Executive Officer signed the CEO Action for Diversity & Inclusion™ pledge in 2018 and has been a member of the CEO Action for Racial Equity Governing Committee since 2020. CNO signed the Indy Racial Equity pledge in 2021.

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

•approve policy forms;

•approve premium rates and premium rate increases for some lines of business, such as long-term care and Medicare supplement insurance;

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

•credit for reinsurance;

•product illustrations; and

•privacy, data security and cybersecurity.

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

Existing and future changes to accounting rules may also impact our results of operations or financial condition.

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

The NAIC adopted amendments to its valuation manual containing a principle-based approach for the calculation of reserves for life insurance and annuity contracts, which reflect corresponding amendments to the NAIC Standard Valuation Law. Principle-based reserving replaced the prior formulaic approach to determining policy reserves with a design that more closely reflects the risks of life insurance and annuity products. The principle-based reserving approach has been adopted by all states, where it has been effective for life insurance and certain annuity products issued on or after January 1, 2020. Similar reserving requirements for additional products are expected to be implemented over time. Although the impact of implementing this approach for our life insurance products has not been significant to date, the ultimate impact is unknown.

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

The NAIC's Corporate Governance Annual Disclosure Model Act ("CGAD") has also been adopted in all states. CGAD requires an annual filing by an insurer or insurance group that provides detailed information regarding their governance practices, including information on whether a diversity policy is in place for its board of directors, as well as sample documentation on their corporate governance structure and policies.

The NAIC has been focused on a macro-prudential initiative since 2017, which is intended to enhance risk identification efforts through proposed enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing, and counterparty exposure concentrations for life insurers. In December 2020, the NAIC adopted amendments to the Model Holding Company System Act and Regulation that implement an annual filing requirement for a liquidity stress-testing framework (the "Liquidity Stress Test") for certain large U.S. life insurers and insurance groups. Life insurers are subject to this filing requirement based on criteria related to the amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The Liquidity Stress Test is used as a regulatory tool in jurisdictions which have adopted the Holding Company Act amendments. All of our insurance subsidiaries' domiciliary states have adopted the amendments, except Indiana, although all states are expected to adopt them over time because they are subject to an NAIC accreditation standard, effective on January 1, 2026.

The NAIC has also developed a group capital calculation ("GCC") tool using an RBC aggregation methodology for all entities within the insurance holding company system. The goal is to provide state insurance regulators with a method to aggregate the available capital and minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC's amendments to the Model Holding Company System Act and Regulation in 2020 adopted the Group Capital Calculation Template and Instructions and the amendments implement the GCC's annual filing requirement with an insurance group's lead state regulator. Indiana, our lead state regulator, has not yet adopted the Holding Company Amendments, although all states are expected to do so since the NAIC developed an accreditation standard, as noted above. The NAIC Financial Analysis Handbook provides guidance for insurance regulators on reviewing GCC submissions. We cannot predict what impact this regulatory tool may have on our business.

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

Most states mandate minimum benefit standards and benefit ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, premium rates that either: (i) are adequate to support moderately adverse claims experience; or (ii) support minimum anticipated benefit ratios over the entire period of coverage of not less than 60 percent. The specific requirements vary by state. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual benefit ratio, after three years, of not less than 65 percent. With respect to supplemental health policies, several states require us to annually certify that the premium rates are set such that minimum lifetime loss ratios will be met. These minimum lifetime loss ratios vary by state and product. We provide to the insurance departments, where required, annual calculations that demonstrate compliance with required minimum benefit ratios for long-term care, Medicare supplement, and supplemental health insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated benefit ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. As of December 31, 2023, we believe that our insurance subsidiaries have provided retrospective refunds and/or prospective rate reductions when the mandated minimum benefit ratios have not been maintained.

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

State insurance holding company system laws and regulations also regulate the payment of dividends or other payments by our insurance subsidiaries to parent companies. A state insurance regulator may prohibit a dividend payment if the regulator determines that such a payment could be adverse to an insurer's policyholders or contract holders. The ability of our U.S. based insurance subsidiaries to pay dividends is based on their financial statements that are prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These regulations generally permit an insurer to pay a dividend from earned surplus without regulatory approval if the amount of the dividend, together with other dividends made within the preceding 12-month period, does not exceed the greater of (or in some states, the lesser of):

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

Long-Term Care Regulation

The NAIC has adopted model long-term care policy language providing nonforfeiture benefits, and in April 2022, the NAIC adopted the Long-Term Care Insurance Multistate Rate Review Framework. The Framework’s goal is to establish a consistent national approach to reviewing long-term care insurance rates in order to assist states in granting actuarially appropriate rate increases in a timely manner. As of December 2023, the NAIC Long-Term Care Insurance Task Force is monitoring and evaluating the progress of the rate review process, as outlined in the Framework. We are evaluating our participation in the multi-state review process for our filings requesting actuarially justified rate increases, as discussed below. In addition, various bills are introduced from time to time in the U.S. Congress which propose the implementation of certain minimum consumer protection standards in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

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

The RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates a margin, which is the excess of total adjusted capital over authorized control level RBC, for each of the current year, prior year, and third prior year. The trend test assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2023 annual statutory financial statements of each of our U.S. based insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject such subsidiaries to any regulatory action.

On August 13, 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve ("IMR") balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. The new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR even if interest rates shift.

The NAIC has undertaken a principles-based bond project, which includes consideration of factors to determine whether an investment in an asset-backed security qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which has a higher risk charge. The NAIC adopted a new, principles-based definition of a bond that will be effective in certain statutory accounting guidance as of January 1, 2025. This will result in new reporting and disclosure requirements and may lead to categorical changes in the regulatory reporting and RBC charges associated with these investments. The NAIC is also reviewing the RBC treatment of collateralized loan obligations ("CLOs"), as discussed below, and on August 16, 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which will be effective for year-end 2024 RBC filings.

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

Bermuda Regulations

In 2023, we formed CNO Bermuda Re, Ltd. ("CNO Bermuda Re"), a Bermuda exempted company, which is an indirect wholly owned subsidiary of CNO. CNO Bermuda Re is registered by and subject to the supervision of the Bermuda Monetary

Authority (the "BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended (the "Insurance Act"). The Insurance Act imposes solvency and liquidity requirements as well as auditing and reporting requirements. The BMA measures an insurers risk and determines appropriate levels of capitalization by using a risk-based capital model called the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. We are currently completing the 2023 BSCR for CNO Bermuda Re and we believe we will exceed the BMA's target level of required statutory economic capital and surplus. The Insurance Act requires an insurer's statutory assets must exceed their statutory liabilities by an amount greater than or equal to their prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class C insurer is the greater of: (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the BSCR model or a Bermuda-approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class C insurer’s business. The BSCR formula establishes capital requirements for certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, catastrophe risk, and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each insurer equal to 120 percent of its ECR. While qualifying insurers are not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, ownership in joint venture interests in real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2023.

The NAIC is focused on enhancing regulatory oversight of insurers' investments in complex assets, such as leveraged loans and CLOs. Under the NAIC’s amended Purposes and Procedures Manual, the NAIC’s Structured Securities Group ("SSG") will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations. The goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. Insurers must begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.

Privacy and Cybersecurity Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection, use, maintenance, disclosure and destruction of such information and their practices relating to protecting the security, confidentiality, integrity, and availability of that information. State laws regulate the use and disclosure of personal information, such as social security numbers and other identifiers, and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, financial information, and other identifiers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail, or fax messages to consumers and customers. The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act, as amended, relating to standardized electronic transaction formats, code sets, the privacy of member health information, and the implementation of data security controls to safeguard electronic protected health information.

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

On November 1, 2023, the NYDFS adopted amendments to the regulation which include significant changes, such as: (i) implementing additional governance and oversight measures, including that a senior governing body (e.g., the board of directors) must have sufficient understanding of cybersecurity-related matters and regularly review management reports about cybersecurity matters; (ii) expanding the types of cybersecurity events that require timely notification to the NYDFS; and (iii) requiring enhancements to a covered entity's written policies and procedures related to remote access, vulnerability management, data retention and access privileges. General compliance is required within 180 days (or April 29, 2024), with certain provisions subject to other transition dates. We cannot predict what effect the amended regulation will have on our business or compliance efforts. We are required to file an annual Certification of Compliance with the NYDFS regarding our cybersecurity program.

The NAIC's Insurance Data Security Model Law applies to entities licensed under the relevant state's insurance laws. The model law requires such entities to establish standards for data security and the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems and the non-public information stored thereon. Several states have adopted the model law (or a form thereof), including Indiana and Pennsylvania. We are also required to file an annual Certificate of Compliance with the Indiana Department of Insurance, unless any of the exemption criteria in the model law are met.

In addition, certain state legislatures have adopted or are actively considering general consumer privacy legislation that may apply to us. For example, in 2018, California enacted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020. CCPA provides for enhanced privacy rights for consumers in California, including the right to know what personal information a business has collected and/or shared with third parties, the right to delete personal information held by a business, and the right to limit certain processing or use of such information. CCPA provides for a private right of action with potentially significant statutory damages, whereby a business that fails to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act ("GLBA"), is excluded from the CCPA; however, this is not an entity-wide exclusion. The California Privacy Rights Act, which established the California Privacy Protection Agency, amended the CCPA to include new rights to consumers and came into effect on January 1, 2023. Various other U.S. states have enacted or are considering comprehensive privacy laws that adopt similar approaches to the collection, use, and sharing of personal information from state residents, but many include broader, entity-wide exemptions for organizations that conduct data processing subject to GLBA.

The NAIC's Privacy Protections (H) Working Group ("PPWG") is currently working on the creation of a new model to replace the existing privacy models #670 (Insurance Information and Privacy Protections Model Act) and #672 (Privacy of Consumer Financial and Health Information Regulation) rather than to update them. The draft of the new model #674 (Consumer Privacy Protections and Model Law) was exposed for comment in July 2023. Due to the large number of comments received, the PPWG was granted an extension of time to develop the new model law and present it for approval at the NAIC's Fall National Meeting in November 2024.

These statutes, and any corresponding regulations adopted thereunder, affect our administration, marketing and sale of our products, and how we collect, store, use and disseminate personal information. Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Innovation and Technology

As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of "big data" techniques, such as the use of artificial intelligence, machine learning and automated decision-making. In December 2023, the NAIC's Innovation, Cybersecurity and Technology (H) Committee (the "(H) Committee") adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the "AI Bulletin") after exposing a draft for comment. The AI Bulletin sets forth insurance regulators' expectations as to how insurers should govern the development, acquisition and use of artificial intelligence technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to artificial intelligence systems. The (H) Committee has formed the Third Party Data and Models (H) Task Force that is charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and predictive models.

Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources ("ECDIS"), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Insurance Commissioner adopted the first regulation under the 2021 law, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework – including board oversight and broad documentation requirements – for the use of artificial intelligence, machine learning and other technologies that utilize "external consumer data." It is expected that the Colorado Insurance Commissioner will also promulgate governance and testing regulations for other lines of insurance.

We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to "big data" or artificial intelligence technologies.

Federal Initiatives

The U.S. federal government does not directly regulate the business of insurance, although the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the U.S. Treasury Department to monitor all aspects of the insurance industry. Its authority extends to most lines of insurance written by our insurance subsidiaries, although the FIO is not empowered with any direct regulatory authority over insurers.

The Dodd-Frank Act also established the Financial Stability Oversight Council ("FSOC"), which has the ability to designate certain non-bank financial institutions, including insurers, as systemically significant (a "SIFI") if the FSOC determines that financial distress at the company could pose a threat to U.S. financial stability. Such a designation which would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. In November 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial companies as non-bank SIFIs. Under the new guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC's procedures for designating certain financial companies as non-bank SIFIs.

The Dodd-Frank Act also provides for the preemption of state laws when they are inconsistent with covered agreements with non-U.S. governments or regulatory authorities, and the Dodd-Frank Act streamlines the state-level regulation of reinsurance and surplus lines insurance. In addition, under certain circumstances, the FDIC can assume the role of a state insurance regulator and initiate liquidation proceedings under state law.

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

Federal legislation and administrative policies in other areas, including employee benefit plan and individual retirement account ("IRA") regulation, could also impact the insurance industry. In that regard, the U.S. Department of Labor ("DOL") issued a new class exemption ("PTE"), which became effective as of February 16, 2021, that applies to investment advice to retirement and welfare plans subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and IRAs, as well as fiduciary recommendations relating to rollovers from retirement plans subject to ERISA to IRAs and plan-to-plan rollovers. The PTE sets forth the conditions under which compensation paid (including, third party payments) for investment advice provided to ERISA retirement and welfare plans and IRAs can be exempted from the prohibited transaction provisions under ERISA and the Internal Revenue Code (the "Code"). The PTE's conditions include impartial conduct standards, disclosure, written policies and procedures, an annual compliance review and certification, and recordkeeping requirements. On October 31, 2023, the DOL proposed an amendment to the definition of "fiduciary" for purposes of the ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions that financial professionals rely on when making recommendations.

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

Numerous regulatory bodies are focused on enacting regulations requiring investment advisers, broker/dealers and/or agents to meet a higher standard of care when providing advice to their clients and to provide enhanced disclosure of conflicts of interest. For example, the SEC's Regulation Best Interest ("Reg BI") enhances the broker/dealer standard of conduct beyond existing suitability obligations and requires broker/dealers to act in the best interest of the customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. In addition, the new Form CRS Relationship Summary requires registered investment advisers and broker/dealers to provide retail investors with simple, easy-to-understand information about the nature of their relationship with their financial professional. In addition to the SEC rules, the NAIC and several states have proposed and/or enacted laws and regulations requiring insurance producers to disclose conflicts of interest to clients and/or to meet a best interest standard of care when providing recommendations or advice to their clients. In January 2020, the NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a "best interest" standard for the sale of annuities. The amended model regulation has been adopted by three of our insurance subsidiaries' domiciliary states and a proposed amendment is pending in another domiciliary state. In New York, the NYDFS amended Regulation – Suitability and Best Interests in Life Insurance and Annuity Transactions to add a "best interest" standard for recommendations regarding the sale of life insurance and annuity products in New York. The amendment was challenged in litigation by a number of producer trade groups but was ultimately upheld by the New York State Court of Appeals (New York's highest appellate court) on October 20, 2022. The North American Securities Administrators Association ("NASAA") has proposed a model rule regarding broker-dealer conduct that states might seek to adopt and that is intended to incorporate the core principles of and definitions from Reg BI and SEC guidance into NASAA's existing broker-dealer conduct model rule, define these principles and their components for purposes of state law, and make other changes consistent with Reg BI.

On July 26, 2023, the SEC proposed rules that, if adopted, would require a broker/dealer or investment adviser, when using a covered technology in a retail investor interaction (i.e., to engage or communicate with a retail investor), to eliminate or neutralize any conflict of interest that results in an investor interaction that places the interest of the broker/dealer or investment adviser ahead of the retail investors interests.

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

Climate Change and Financial Risks

Climate risk has come under increased scrutiny by insurance regulators and other regulatory agencies. In New York, the NYDFS expects foreign authorized insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. The NYDFS issued guidance for New York domestic insurers, such as Bankers Conseco Life Insurance Company, stating that they are expected to manage climate risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, such insurers should incorporate climate risk into their financial risk management (e.g., a company's ORSA should address climate risk). New York domestic insurers have implemented certain corporate governance changes and developed plans to implement organizational structure changes (e.g., clearly defining roles and responsibilities related to managing climate risk). With respect to the NYDFS' more complex expectations (e.g., using scenario analysis when developing business strategies), it will issue additional guidance on the implementation timelines. The board of directors of Bankers Conseco Life Insurance Company approved a Climate Risk Policy in June 2022.

The NYDFS also amended the regulation that governs enterprise risk management, effective as of August 13, 2021, to require an insurance group's enterprise risk management function to address certain additional risks, including climate change risk. In our most recent ORSA report filed with the NYDFS and our lead state regulator, we included enhanced disclosure on the management of climate risk.

The NAIC is seeking to address climate-related risks through three areas of insurance regulation: financial risk analysis; insurance market availability and affordability; and consumer education and outreach. In 2022, the NAIC adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is aligned with the international Task Force on Climate-Related Financial Disclosures' (TCFD) framework for reporting climate-related financial information, which represents the international benchmark for this type of disclosure.

In addition, the FIO is assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals pursuant to its authority under the Dodd-Frank Act, as discussed above. In June 2023, the FIO released a report titled, Insurance Supervision and Regulation of Climate-Related Risks, which evaluates climate-related issues and gaps in insurer regulation. The report urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers. No data has been requested from the life and health insurance industry.

On March 21, 2022, the SEC proposed rules requiring SEC-registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals. Such regulations will be adopted by the Company when applicable.

On May 25, 2022, the SEC proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate environmental, social and governance factors into their investment strategies.

Diversity and Corporate Governance

Insurance regulators are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Bankers Conseco Life Insurance Company, to make diversity of their leadership a business priority and a key element of their corporate governance. The NAIC's Special (EX) Committee on Race and Insurance is examining practices in the insurance industry in order to determine how barriers are created that disadvantage or discriminate against people of color or historically underrepresented groups. NAIC goals include improving access to different types of insurance products in minority communities, addressing issues related to affordability, and providing guidance to regulators on ways to improve insurance access and the understanding of insurance in underserved communities.

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

Our U.S. based insurance company subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes, which reduces statutory earnings and surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15% minimum tax based on financial statement income which is not currently expected to have a significant impact on CNO. The Inflation Reduction Act also introduces a 1% excise tax on share buybacks, effective for tax years beginning in 2023. We continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.

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

General factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. One threat facing the U.S. economy is the continued disagreement over the federal debt limit and other budget questions. Failure to resolve these issues in a timely manner could result in a government shutdown, an erratic reduction in government spending or a default on government debt, which could impact market liquidity, result in increased market volatility and reduced economic activity. In an economic downturn, higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and other insurance products. In addition, this type of economic environment may result in higher lapses or surrenders of policies.

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

•The attractiveness of certain of our insurance products may decrease because they are linked to the equity markets and/or assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our insurance products or our financial strength may cause existing customers to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing customers, which would result in lower sales and fee revenues.

Inflation levels could have adverse consequences for us, the insurance industry and the U.S. economy generally.

The U.S. economy has been experiencing the persistence of inflation, which creates a heightened level of risk for us, the insurance industry and the U.S. economy generally. Rising inflation may impact the sales and persistency of our insurance products, the reliability of our loss reserve estimates and our ability to accurately price insurance products, and may create additional volatility in the fair value of our investments. A portion of our insurance policy benefits may be affected by increased medical coverage costs and various operating expenses including payroll have already been affected. Additionally, regulatory agencies, such as various state departments of insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation, which could affect our ability to generate profits and cash flow. There can be no assurance that inflation rates will not continue to escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Continuing significant inflation could have a prolonged effect on the insurance industry and U.S. economy and could in turn negatively affect our business, financial condition and results of operations.

A return to a prolonged low interest rate environment may negatively impact our results of operations, financial position and cash flows.

Some of our products, principally traditional whole life, universal life, fixed rate and fixed indexed annuity contracts, expose us to the risk that low interest rates will reduce our spread (the difference between the amounts that we are required to pay under the contracts and the investment income we are able to earn on the investments supporting our obligations under the contracts). Our spread, which is a component of product margin, provides a key contribution to our net income. Investment income is also an important component of the profitability of our health products, especially long-term care and supplemental health policies. In addition, interest rates impact the liability for the benefits we provide under our agent deferred compensation plan (as it is our policy to immediately recognize changes in assumptions used to determine this liability).

Interest rates in 2023 and 2022 were higher than the historically low interest rates experienced prior to 2022. If interest rates were to return to low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, approximately 64 percent of our fixed interest annuities and 36 percent of our universal life products with contractually guaranteed minimum rates have crediting rates set at the minimum rate. As a result, in a low interest rate environment, reinvestment risk can place pressure on insurance product margins resulting in lower earnings.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums. At December 31, 2023, $0.7 billion of the indexed account values of the fixed indexed annuities were at contractual minimum participation rates and $0.4 billion of the fixed fund values of the fixed indexed annuities were at contractual minimum guaranteed crediting rates.

During periods of declining or low interest rates, life and annuity products may be relatively more attractive to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency (a higher percentage of insurance policies remaining in force from year-to-year).

Our expectation of future investment income is an important consideration in determining the adequacy of our liabilities for insurance products. Expectations of lower future investment earnings may require us to establish additional liabilities for insurance products, thereby reducing net income in future periods.

Major public health issues could have an adverse impact on our financial condition, results of operations, liquidity, cash flows and other aspects of our business.

Our operations are exposed to the risk of major health pandemics, epidemics or outbreaks. For example, the COVID-19 pandemic significantly impacted the U.S. and global economy, created significant volatility and periods of disruption in the capital markets and resulted in some unfavorable impacts to our business, as well as the overall industry. The extent to which major health issues impact our business, results of operations or financial condition depends on future developments which are highly uncertain and cannot be predicted, including but not limited to: (i) new viruses or virus mutations; (ii) the efficacy of vaccines and other medical inventions; (iii) premature mortality impacts on our claim experience; (iv) responses by government authorities, including potential changes in monetary policy enacted by the Federal Reserve and potential fiscal stimulus measures implemented by the federal government; and (v) responses in behavior by policyholders, businesses and the population more generally.

Our investment portfolio may be adversely affected as a result of any delays or failures of borrowers to make payments of principal and interest when due or delays or moratoriums on foreclosures, enforcement actions with respect to delinquent or defaulted mortgages imposed by governmental authorities or the failure of tenants to pay rent or tenants' demands for lease modifications. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices. Market dislocations, decreases in observable market activity or unavailability of information, in each case, arising from major public health issues may impact the key inputs used to derive certain estimates and assumptions made in connection with financial reporting or otherwise.

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Comprehensive Annual Actuarial Review" for further information related to changes in certain actuarial assumptions and their impact on our operating results in 2023.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition and our liquidity.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, real estate values, equity market values, market volatility, the performance of the economy in general, the policies adopted by the Federal Reserve, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial. These factors include, but are not limited to, the following: (i) changes in interest rates and credit spreads, which can reduce the value of our investments; (ii) changes in patterns of relative liquidity in the capital markets for various asset classes; (iii) changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments; (iv) changes in the estimated timing of receipt of cash flows; and (v) changes in mortgage delinquency or recovery rates, declining real estate prices, challenges to the validity of foreclosures and the quality of service provided by service providers on securities in our portfolios. These risks are significantly greater with respect to below-investment grade securities and alternative investments, which comprised 4.7 percent and 2.5 percent of our total investments as of December 31, 2023. Our structured securities (as defined below), which comprised 31.7 percent of our available for sale fixed maturity investments at December 31, 2023, are generally subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, CLOs and commercial mortgage-backed securities, (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

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

The concentration of our investment portfolio in any particular industry, group of related industries, asset classes (such as residential mortgage-backed securities and other asset-backed securities), or geographic area could have an adverse effect on our results of operations and financial position. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a correlated negative impact on any particular industry, group of related industries or geographic area may have an adverse effect on the investment portfolio.

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

On December 13, 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities, which will effectively require those participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2025, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2026. Uncertainty remains regarding potential impact of the rule. However, the rule could increase costs of trading in U.S. Treasuries or potentially negatively affect market liquidity.

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

Liabilities for insurance products are calculated based on numerous assumptions including, but not limited to, investment yields, mortality, morbidity, withdrawals, lapses, cash flow assumptions and discount rates. Such assumptions are based on our experience, and in cases of limited experience, industry experience. Such assumptions also consider future expectations in policyholder behavior that may vary from past experience.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2023, approximately $4.4 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and other policy withdrawals could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and other policy withdrawals require faster amortization of deferred acquisition costs associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to third parties through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2023, our reinsurance receivables and ceded life insurance inforce totaled $4.0 billion and $2.8 billion, respectively. Our seven largest reinsurers (which are currently rated "A-" or higher by AM Best) accounted for 97 percent of our ceded life insurance inforce and 98 percent of our reinsurance receivables. Such reinsurance receivables also include long-term care and annuity blocks of business that have been ceded. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position. In addition, it is possible that reinsurance may not be available or affordable in the future, or may not be adequate to protect us against losses.

Liquidity Risk:

We have substantial indebtedness which may restrict our ability to take advantage of business, strategic or financing opportunities.

As of December 31, 2023, we had an aggregate principal amount of indebtedness of $1,150.0 million (comprised of $500.0 million of 5.250% Senior Notes due 2025, $500.0 million of 5.250% Senior Notes due 2029 (collectively, the "Notes")) and $150.0 million of 5.125% Subordinated Debentures due 2060 (the "Debentures"). Our indebtedness will require approximately $60.8 million in cash to service in 2024 (based on the principal amounts outstanding and applicable interest rates as of December 31, 2023). In addition, the Company has entered into a $250.0 million unsecured revolving credit agreement which matures on July 16, 2026 (the "Revolving Credit Agreement"). There were no amounts drawn under the Revolving

Credit Agreement at December 31, 2023. See the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for more information.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 21.5 percent at December 31, 2023); and (ii) a minimum consolidated net worth of not less than the sum of $2,674.0 million plus 25.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,792.4 million at December 31, 2023 compared to the minimum requirement of $2,697.0 million).

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

Insurance regulations generally permit our U.S. based insurance subsidiaries to pay dividends from statutory earned surplus without regulatory approval if the amount of the dividend, together with other dividends made within the preceding 12-month period, does not exceed the greater of (or in some states, the lesser of): (i) statutory net gain from operations of such insurer for the prior calendar year; or (ii) 10 percent of such insurer's surplus as regards to policyholders at the end of the preceding calendar year. CNO receives dividends and other payments from CDOC and from certain non-insurance subsidiaries. CDOC receives dividends and surplus debenture interest payments from our insurance subsidiaries and payments from certain of our non-insurance subsidiaries. Payments from our non-insurance subsidiaries to CNO or CDOC, and payments from CDOC to CNO, do not require approval by any regulatory authority or other third party. However, the payment of dividends or surplus debenture interest by our insurance subsidiaries to CDOC is subject to state insurance department regulations and may be prohibited by insurance regulators if they determine that such dividends or other payments could be adverse to our policyholders or contract holders.

However, as each of the U.S. based insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from such insurance subsidiaries to CNO would require the prior approval of the director or commissioner of the applicable state insurance department. In 2023, our U.S. based insurance subsidiaries paid dividends of $526.5 million to CDOC. CNO expects to seek regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 345 percent at December 31, 2023.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company ("Colonial Penn") with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department.

In addition, although we are under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Any election regarding the contribution of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as regulatory and other financial covenant compliance requirements under the Revolving Credit Agreement.

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

Our senior unsecured debt ratings are currently "BBB+", "BBB-", "Baa3" and "bbb" from Fitch, S&P, Moody's and AM Best, respectively. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior unsecured debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. Disruptions, volatility and uncertainty in the financial markets, and our credit ratings could limit our ability to access external capital markets at times and on terms which allow us to meet our capital and liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity of the Holding Companies" for more information.

Taxation, Laws and Regulation:

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets.

As of December 31, 2023, we had approximately $367.2 million of federal tax NOLs resulting in deferred tax assets of approximately $77.1 million (which expire in years 2026 through 2035). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three-year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2023, our analysis indicated that we were below the 50 percent ownership change threshold that could limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future five percent or more of CNO's outstanding common stock for their own account. CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved amendments included in CNO's certificate of incorporation designed to prevent certain transfers of common stock which could limit our ability to use our NOLs. See the note to the consolidated financial statements entitled "Income Taxes" for more information about the Section 382 Rights Agreement and the amendments included in CNO's certificate of incorporation.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.81 percent at December 31, 2023), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income. Additionally, the writedown of our deferred tax assets that would occur in the event of an ownership change for purposes of Section 382 could cause us to breach the debt to total capitalization covenant and the consolidated net worth covenant in the Revolving Credit Agreement.

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2023, we had net deferred tax assets of $937.1 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. In addition, we expect to recognize significant non-life NOLs in 2024 as a result of changes related to the tax accounting method for allocating indirect costs (pursuant to the Code) to self-constructed real estate assets. Such NOLs will not be subject to expiration. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in the recognition of a valuation allowance in a future period. Any future increase in the valuation allowance would result in additional income tax expense which could have a material adverse effect upon our earnings in the future, and reduce shareholders' equity.

The value of our net deferred tax assets as of December 31, 2023 reflects the current Federal corporate income tax rate of 21 percent. Changes in tax laws, including changes regarding the utilization of NOLs, could cause a writedown of our net deferred tax assets, which may have an adverse effect on our results of operations and financial condition.

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

Our U.S. based insurance subsidiaries are required to comply with statutory accounting principles. Such statutory accounting principles (including principles that impact the calculation of RBC and our insurance liabilities) are subject to continued review by the NAIC in an effort to address emerging issues and improve financial reporting. Proposals being considered by the NAIC could negatively impact our insurance subsidiaries, if enacted.

Our U.S. based insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching, and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2023 statutory annual statements of each of our U.S. based insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

In addition to the RBC requirements, states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of the Company's insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the regulator's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or the insurance subsidiary's further transaction of business would be hazardous to policyholders.

Our Bermuda based insurance subsidiary is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA may impact the capital efficiency of the reinsurance structure between CNO Bermuda Re and Bankers Life and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

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

Furthermore, as described above under "Business of CNO-Governmental Regulation," the SEC has adopted new regulations relating to the standard of conduct applicable to broker/dealers when making certain recommendations involving securities to retail customers and requiring registered investment advisors and broker/dealers to provide new disclosures to retail investors. In addition, the NAIC and several states have proposed and/or enacted regulations related to required disclosures and/or standards of conduct when insurance producers provide recommendations to clients regarding sales of annuity products. These regulations and similar regulatory initiatives could have an impact on Company operations and the manner in which broker/dealers and investment advisors distribute the Company's products.

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

The Dodd-Frank Act of 2010 made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of implementation rules and regulations, including those pertaining to the use of derivatives. Certain of these regulations have imposed additional requirements that may affect both the Company and its derivatives counterparties, including in the areas of reporting, recordkeeping, the mandatory exchange execution and clearing of certain derivatives, position limits with respect to certain derivatives, regulatory initial margin and variation margin requirements, and limitations on the ability to close out certain derivative transactions with certain counterparties upon the bankruptcy of such counterparties. These and other regulations under the Dodd-Frank Act could pose limitations and burdens on the Company and its derivatives counterparties, which could result in increased costs to the Company in connection with its derivatives transactions. Uncertainty remains regarding potential amendments to the Dodd-Frank Act and whether any such changes to the Dodd-Frank Act would result in a material effect on our business operations.

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

The occurrence of natural or man-made disasters or climate change could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural and man-made disasters, including earthquakes, hurricanes, floods, tornadoes, acts of terrorism and military actions and the impacts of climate change. For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and contractholders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies and deposits into our investment products. In addition, such a disaster could also significantly increase our mortality and morbidity experience above the assumptions we used in pricing our products. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster could also disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. For example, a natural or man-made disaster could lead to increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. In addition, a disaster could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay principal or interest on their securities.

Climate change regulation and market forces reacting to climate change may affect the values of certain invested assets, or the Company's willingness to continue to hold them. It may also impact other counterparties, including reinsurers, and affect the value of investments, including real estate investments the Company holds or manages for others. The Company cannot predict the long-term impacts from climate change regulation.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business.

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control including cyber-attack, denial of service, viruses or other malicious activities. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. We have implemented, and we require our vendors to implement, a variety of security measures to protect the confidentiality, availability, and integrity of our information systems and data. However, failure to maintain a reasonable and effective cybersecurity program, or any compromise of the security, confidentiality, integrity, or availability of our information systems and the sensitive, proprietary, and confidential data on such systems could lead to additional costs and liabilities, as well as damage our reputation or deter people from purchasing our products. We are periodically targeted by cybersecurity threat actors. In the past, we have experienced cybersecurity events resulting in the compromise of personal and confidential information of our customers. There can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business or our operations.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or availability of sensitive, confidential or proprietary data residing on such systems, whether due to actions by us, our vendors, or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant technical, legal and other expenses, lead to a loss of customers, revenues and opportunities, or otherwise adversely affect our business. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our customer data, we may also have obligations to notify customers, other stakeholders, and federal and state government regulators about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. All fifty states, as well as a growing number of regulatory bodies have adopted consumer notification requirements in the event of the actual or reasonably suspected unauthorized access to, or acquisition of, certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs (including fines) and could increase negative publicity surrounding any incident that compromises customer data. While we maintain insurance coverage that, subject to policy terms and conditions and a self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

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

A decline in the current financial strength rating of our insurance subsidiaries could cause us to experience decreased sales, increased agent attrition and increased policyholder lapses and other policy withdrawals.

An important competitive factor for our insurance subsidiaries is the financial strength ratings they receive from nationally recognized rating organizations. Agents, insurance brokers and marketing companies who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase. Ratings have the most impact on our annuity, interest-sensitive life insurance and long-term care products. The current financial strength ratings of our primary insurance subsidiaries from Fitch, S&P, Moody's and AM Best are "A", "A-", "A3" and "A", respectively.  For a description of these ratings, see "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations-Liquidity and Capital Resources-Financial Strength Ratings of our Insurance Subsidiaries".

If our ratings are downgraded, we may experience declining sales of certain of our insurance products, defections of our independent and exclusive sales force, and increased policies being redeemed or allowed to lapse. These events would adversely affect our financial results, which could then lead to additional ratings downgrades.

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

Our consolidated financial statements are prepared in conformity with GAAP. From time to time, we are required to adopt new accounting standards issued by the Financial Accounting Standards Board. The required adoption of future accounting standards may adversely affect our reported results of operations and financial condition. In addition, the required adoption of new accounting standards may result in significant costs associated with the initial implementation and ongoing compliance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

The Company’s cybersecurity approach comprises a holistic strategy that includes comprehensive security policies and standards, a robust security awareness and education program, and the implementation of advanced and layered defenses. Our cybersecurity program is aligned with generally accepted principles and practices for securing information systems and data. The program is designed to comply with all applicable laws and regulations and uses guidance from many best practices. Our cybersecurity program, policies and controls align to those of the National Institute of Standards and Technology’s Cybersecurity Framework.

We have established and continue to enhance our procedures for identifying cybersecurity risks and implementing defenses to mitigate these risks. We devote significant resources to maintaining and regularly updating our systems and processes to protect the security of our computer systems, software, networks and other technology assets against unauthorized parties attempting to access confidential information, destroy data, disrupt or degrade service, sabotage systems, or cause other damage. Our cyber incident response plan provides procedures and controls for timely and accurate reporting of any material cybersecurity incident, and each associate is educated, trained and tested on cybersecurity to help be our first line of defense.

We have a dedicated Cybersecurity Services team ("CST") devoted to information security which is led by the chief information security officer ("CISO"). In addition, our Security Operations Center provides near-real-time monitoring of network traffic going in and out of the enterprise to identify any abnormalities or indications of malicious behavior. We use managed security services providers to provide monitoring, threat hunting and response services through network and security log monitoring and a hosted security information and event management solution.

We conduct regular enterprise-wide internal and external cyber risk assessments. These efforts include audits, internal and external regulatory compliance assessments, and periodic self-assessments. Vulnerability assessments are performed frequently for systems, and internal and external penetration tests are performed annually. We periodically engage vendors to review and benchmark our cybersecurity processes. In addition, members of the CST perform regular security control assurance testing.

Our internal audit department also reviews our cybersecurity program, processes, policies and controls at least annually. The program also is regularly reviewed in annual external audits and regulatory assessments. Lessons learned from those efforts are used to drive improvements to continually strengthen the cybersecurity program, including controls for data security.

The CST works closely with the sourcing and vendor management team when contracting for third-party information technology services. Our information technology architecture review board, which includes cybersecurity leadership, reviews all potential vendors. We have comprehensive cybersecurity assessment processes and procedures in place, including security risk questionnaires, standard documentation requests, and utilization of a third-party risk evaluation tool to provide insight on potential third-party vendors. We utilize private connections (including private VPN) and extensive use of virtual desktops to secure access to our data and systems. Our legal team ensures that specific protections are included in contracts, including confidentiality language, nondisclosure obligations and security provisions.

Critical vendors are monitored by our sourcing and vendor management team. Resources contracted through a third-party that will have access to corporate systems must complete CNO's associate training or their company’s security awareness training that has been approved by CNO. We also perform periodic risk assessments throughout the term of the engagements, including those third parties located outside the United States that have access to our Company and customer information.

To date, no cybersecurity threat, including from a cybersecurity incident, has materially affected our business strategy, results of operations, or financial condition.

Governance

We recognize that security is an enterprise concern and requires stakeholders from across the enterprise to understand and manage this risk. Our security management structure reflects a centralized security program that coordinates security functions across the enterprise. The CISO, who oversees the CST, reports directly to our chief information officer and is responsible for the overall strategy and function of the cybersecurity program. We also have a cybersecurity steering committee that takes an active role in setting strategic direction for cybersecurity initiatives and provides oversight and guidance for overall information security risk management. The CISO provides regular reports on our cybersecurity program and potential risks to the Audit and Enterprise Risk Committee ("AERC") of the Board of Directors. The AERC regularly briefs the full Board on these matters. One AERC member holds the CERT Certification in Cybersecurity Oversight from Carnegie Mellon University, and a second has significant work experience related to technology and data security.

Our CISO is well-qualified in the area of cybersecurity and data protection. These qualifications include: (i) 23 years of experience in cybersecurity, security risk management and IT auditing; (ii) the designation of Certified Information Systems Security Professional ("CISSP"); and (iii) a Bachelor's degree in Computer Information Systems. Our CISO also previously held the Certified Information Systems Auditor ("CISA") and Certified in Risk and Information Systems Controls ("CRISC") certifications.

Failure to maintain a reasonable and effective cybersecurity program, or any compromise of the security, confidentiality, integrity, or availability of our information systems and the sensitive, proprietary, and confidential data on such systems could lead to additional costs and liabilities, as well as damage our reputation or deter people from purchasing our products. There can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business or our operations. While we maintain insurance coverage that, subject to policy terms and conditions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event of a material cyber risk incident.

ITEM 2.    PROPERTIES.

Our headquarters and certain administrative operations of our subsidiaries and Worksite Division are located on a Company-owned corporate campus in Carmel, Indiana, immediately north of Indianapolis. We currently utilize four buildings for our operations, although not all of the space (approximately 400,000 square feet) is currently in use. The entire 78 acre campus with six buildings (approximately 630,000 square feet) was listed for sale in December 2023. In the first half of 2024, we will move into approximately 125,000 square feet of leased office space at a nearby location with terms through June 2034.

Our Consumer Division is primarily administered from downtown Chicago, Illinois, where we currently lease approximately 33,000 square feet with terms through August 2033. We also lease 232 sales offices in various states totaling approximately 785,000 square feet. These leases are generally short-term in length, with remaining lease terms expiring between 2024 and 2030.

Our direct to consumer products are primarily administered from a Company-owned office building in Philadelphia, Pennsylvania, with approximately 127,000 square feet. We occupy approximately 45 percent of this space, with unused space leased to tenants. As a result of our success with hybrid work arrangements and evolving business needs, we have an agreement to sell this building with the intent to close the sale in the first half of 2024.

Our Optavise business has three locations: Orlando, Florida; Milwaukee, Wisconsin; and Birmingham, Alabama. In Orlando, we moved to a smaller location in January 2023 where we lease approximately 22,000 square feet with terms through December 2028. In Milwaukee, we lease 7,000 square feet with terms through February 2030. In Birmingham, we lease 7,400 square feet with terms through 2026.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3. is incorporated by reference to the discussion under the heading "Legal Proceedings" in the note to the consolidated financial statements entitled "Litigation and Other Legal Proceedings" included in Item 8. of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO
Name and Age (a)	Since	Principal Occupation and Business Experience (b)
Gary C. Bhojwani, 56	2016	Since January 2018, chief executive officer. From April 2016 to December 2017, president of CNO. From April 2015 until joining CNO, chief executive officer of GCB, LLC, an insurance and financial services consulting company that he founded. Mr. Bhojwani was a member of the board of management of Allianz SE and Chairman of Allianz of America, Allianz Life Insurance Company, and Fireman’s Fund Insurance Company from 2012 to 2015. From 2007 to 2012, he served as chief executive officer of Allianz Life Insurance Company of North America and was president of Commercial Business, Fireman's Fund Insurance Company from 2004 to 2007.
Karen J. DeToro, 52	2019	Since January 2024, president, Worksite Division. From September 2019 to December 2023, chief actuary and from June 2020 to June 2022, chief risk officer. From 2013 to 2019, Ms. DeToro held executive leadership positions at New York Life. From 2011 to 2013, principal at Deloitte Consulting.
Yvonne K. Franzese, 65	2017	Since November 2017, chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resource positions at Allianz, including the chief human resources role for Allianz of North America.
Scott L. Goldberg, 53	2004	Since January 2020, president, Consumer Division. From September 2013 to January 2020, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Eric R. Johnson, 63	1997	Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.
Jeanne L. Linnenbringer, 61	2015	Since January 2023, chief operations officer. From August 2017 to December 2022, senior vice president of operations. From June 2015 to August 2017, various leadership positions including senior vice president of consumer operations and vice president of customer service. Prior to joining CNO, Ms. Linnenbringer held various positions at Genworth Financial from 2000 to 2015.
Paul H. McDonough, 59	2019	Since March 2019, chief financial officer of CNO. From 2005 to 2017, executive vice president and chief financial officer of OneBeacon Insurance Group.
Michael E. Mead, 57	2018	Since January 2023, chief information officer. From November 2018 to December 2022, senior vice president and chief information officer. Prior to joining CNO, Mr. Mead held various positions at AIG Technologies from 1996 to 2018, including senior vice president and transformation executive.
Rocco F. Tarasi, 52	2017	Since March 2019, chief marketing officer. From 2017 to March 2019, vice president of finance and operations for Bankers Life. Prior to joining CNO, he held various positions from October 2011 to September 2016, including interim chief financial officer beginning in August 2015 and chief financial officer beginning in January 2016, with ITT Financial Services, Inc., which filed for Chapter 7 Bankruptcy in September 2016.
Michellen A. Wildin, 59	2023	Since January 2024, chief accounting officer. From October 2023 to December 2023, senior vice president of accounting. Prior to joining CNO, Ms. Wildin served as senior vice president, financial planning and analysis at F&G Annuities and Life, Inc., from 2021 to 2023. From 2013 to 2021, held various positions at New York Life, including vice president, corporate budget and expense analytics and chief financial officer of NYL Direct. Previously, held senior-level accounting, finance, strategy and operations roles at Aviva and ING.
Jeremy D. Williams, 47	2003	Since January 2024, chief actuary. Mr. Williams has served in various actuarial capacities since joining CNO in 2003, including most recently as senior vice president of valuation.
Matthew J. Zimpfer, 56	1998	Since June 2008, general counsel. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
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

As of February 7, 2024, there were approximately 51,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2018 through December 31, 2023 with the cumulative total return of the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2018 in each of CNO common stock, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$-
12/18
12/19
12/20
12/21
12/22
12/23
CNO Financial Group, Inc.
S&P Life & Health Insurance
S&P MidCap 400

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.

	12/18	12/19	12/20	12/21	12/22	12/23
CNO Financial Group, Inc.	$100.00	$125.09	$157.60	$172.59	$169.83	$212.49
S&P Life & Health Insurance Index	100.00	123.18	111.51	152.41	168.18	176.00
S&P MidCap 400 Index	100.00	126.20	143.44	178.95	155.58	181.15

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2023)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	4,329	$22.82	—	$601.8
November 1 through November 30	1,039,699	26.09	1,039,309	574.7
December 1 through December 31	1,893,755	27.94	1,892,572	521.8
Total	2,937,783	27.28	2,931,881	521.8
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2023 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2023, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,184,754	$19.45	4,061,473
Equity compensation plans not approved by security holders	—	—	—
Total	2,184,754	$19.45	4,061,473

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

Reserved.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

OVERVIEW

We are a holding company for a group of insurance companies that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products.  We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets.  We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way management makes operating decisions and assesses the performance of the business.

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsurance business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

The Worksite Division focuses on the sale of voluntary benefit life and health insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our wholly-owned subsidiary, Optavise, a national provider of year-round technology-driven employee benefits management services.

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

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three years ended December 31, 2023 (dollars in millions, except per share data):

	2023	2022	2021
Insurance product margin
Annuity margin	$235.0	$226.9	$243.2
Health margin	494.3	504.4	497.6
Life margin	229.7	205.2	212.6
Total insurance product margin	959.0	936.5	953.4
Allocated expenses	(599.0)	(596.6)	(566.5)
Income from insurance products	360.0	339.9	386.9
Fee income	31.0	23.7	19.4
Investment income not allocated to product lines	120.2	143.9	188.9
Expenses not allocated to product lines	(51.7)	(40.8)	(80.5)
Operating earnings before taxes	459.5	466.7	514.7
Income tax expense on operating income	(103.4)	(106.3)	(114.3)
Net operating income (a)	356.1	360.4	400.4
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses	(62.7)	(62.2)	36.5
Net change in market value of investments recognized in earnings	(6.3)	(73.2)	(17.4)
Fair value changes related to agent deferred compensation plan	(3.5)	48.9	8.9
Changes in fair value of embedded derivative liabilities and market risk benefits	(29.9)	440.2	186.8
Other	(.3)	(3.9)	3.6
Net non-operating income (loss) before taxes	(102.7)	349.8	218.4
Income tax expense (benefit) on non-operating income (loss)	(23.1)	79.6	48.5
Net non-operating income (loss)	(79.6)	270.2	169.9
Net income	$276.5	$630.6	$570.3

Per diluted share:
Net operating income	$3.09	$3.06	$3.05
Net non-operating income (loss)	(.69)	2.30	1.30
Net income	$2.40	$5.36	$4.35

____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from sales, impairments and change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and market risk benefits ("MRBs") related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) loss related to reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes ("net operating income", a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of various assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Management has made estimates in the past that we believed to be appropriate but were subsequently revised as actual experience developed differently than expected. If our future experience differs materially from these estimates and assumptions, our results of operations and financial condition could be materially affected.

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

Effective January 1, 2023, we adopted Accounting Standards Update 2018-12 ("ASU 2018-12"). The adoption of ASU 2018-12 impacted the accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Disclosures of the impacts of ASU 2018-12 as of January 1, 2021 (the transition date), are included within the tables in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Recently Adopted Accounting Standards." For a discussion of our significant accounting policies impacted by the adoption of ASU 2018-12, see the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies".

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

The following summarizes investments on our consolidated balance sheet carried at fair value by pricing source and fair value hierarchy level as of December 31, 2023 (dollars in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Priced by third-party pricing services	$24.2	$22,396.4	$—	$22,420.6
Priced by independent broker quotations	—	113.0	185.0	298.0
Priced by matrices	—	.4	—	.4
Priced by other methods (a)	—	36.5	117.1	153.6
Total	$24.2	$22,546.3	$302.1	$22,872.6

Percent of total	.1%	98.6%	1.3%	100.0%
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

Present Value of Future Profits and Deferred Acquisition Costs

Amortization of the present value of future profits and deferred acquisition costs is calculated using the same contract groupings (or cohorts), mortality, surrender and lapse assumptions that are used in calculating the liability for future policy benefits, and these assumptions are reviewed and updated at least annually.

As a result of the adoption of ASU 2018-12, the amortization methodology related to these account balances is no longer subject to the same degree of variability and does not require a high degree of judgment. However, these accounts remain sensitive to unexpected lapses, due to higher mortality and lapse experience than expected. Such changes are recognized in the current period as a reduction of the capitalized balances. The effect of changes in assumptions related to future mortality and lapses are recognized prospectively over the remaining contract term. The carrying values of deferred acquisition costs and the present value of future profits are no longer subject to recovery testing after the adoption of ASU 2018-12.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Cuts and Job Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded and tax planning strategies. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2023, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $937.1 million will be realized through future taxable earnings.

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

We had $367.2 million of federal NOLs as of December 31, 2023, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2026	$15.7
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$367.2

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. In addition, we expect to recognize significant non-life NOLs in 2024 as a result of changes related to the tax accounting method for allocating indirect costs (pursuant to the Code) to self-constructed real estate assets. Such NOLs will not be subject to expiration.

Liabilities for Insurance Products

At December 31, 2023, the total balance of our liabilities for insurance products was $27.9 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels. Differences between our expectations when we sold these products and our actual experience could positively or negatively impact future earnings.

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

Cash flow assumptions related to our insurance contracts are established when a policy is issued and are evaluated each quarter to determine if assumption updates are required. A more detailed review of assumptions is performed annually. Changes to our cash flow assumptions are recognized in the liability for future policy benefits remeasurement (gain) loss in the consolidated statement of operations. Actual experience is reflected in the calculation of future policy benefits each quarter, and changes in the liability due to actual experience are also recognized in the liability for future policy benefits remeasurement (gain) loss in the consolidated statement of operations.

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

The table presented below summarizes our estimates of the immediate impacts to pre-tax income resulting from hypothetical revisions to certain assumptions and is for illustrative purposes only as such hypothetical revisions are not currently required or anticipated. We have assumed that revisions to assumptions resulting in the adjustments summarized below would occur equally among policy types, ages and durations within each product classification. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. In addition, the impact of actual adjustments would reflect the net effect of all changes in assumptions during the period.

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Annuities
Fixed indexed and fixed interest annuity products:
5% increase to assumed mortality	$3
5% decrease to assumed mortality	(4)
10% increase to assumed surrender rate	(3)
10% decrease to assumed surrender rate	2
50 basis point increase in interest rates (a)	68
50 basis point decrease in interest rates (a)	(75)
Other annuities:
5% increase to assumed mortality	5
5% decrease to assumed mortality	(5)
Health
Medicare supplement:
5% increase to assumed mortality	2
5% decrease to assumed mortality	(2)
10% increase to assumed lapse rate	3
10% decrease to assumed lapse rate	(3)
10% increase to assumed morbidity	(49)
10% decrease to assumed morbidity	48
Supplemental health:
5% increase to assumed mortality	8
5% decrease to assumed mortality	(9)
10% increase to assumed lapse rate	20
10% decrease to assumed lapse rate	(20)
10% increase to assumed morbidity	(21)
10% decrease to assumed morbidity	21
Long-term care:
5% increase to assumed mortality	32
5% decrease to assumed mortality	(34)
10% increase to assumed lapse rate	20
10% decrease to assumed lapse rate	(20)
10% increase to assumed morbidity	(75)
10% decrease to assumed morbidity	68
Life
Traditional life:
5% increase to assumed mortality	(34)
5% decrease to assumed mortality	35
10% increase to assumed lapse rate	6
10% decrease to assumed lapse rate	(6)
Interest-sensitive life products:
5% increase to assumed mortality	(6)
5% decrease to assumed mortality	6
10% increase to assumed lapse rate	1
10% decrease to assumed lapse rate	(1)
_____________________
(a)    The estimated impact of the hypothetical 50 basis point increase or decrease in interest rates related to our fixed indexed and fixed interest annuity products would be reflected in our pre-tax non-operating earnings.

The following summarizes the persistency of our major blocks of insurance business summarized by line of business:

	Years ended December 31,
	2023	2022	2021
Annuity:
Fixed indexed annuities (1)	89.7%	90.9%	90.9%
Fixed interest annuities (1)	83.4%	83.9%	84.8%
Other annuities (2)	97.2%	95.7%	96.8%
Health:
Supplemental health (3)	88.5%	88.2%	88.8%
Medicare supplement (3)	84.3%	82.1%	82.6%
Long-term care (3)	90.5%	91.0%	87.7%
Life:
Traditional life (3)	83.9%	84.0%	84.8%
Interest-sensitive life (3)	89.1%	88.8%	88.7%
_____________________
(1)    Based on the total amount of death benefits, surrenders values and partial withdrawals divided by the average account value.
(2)    Based on total reserves released at death divided by average account value.
(3)    Based on number of inforce policies.

Market Risk Benefits

MRBs are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Many of our fixed indexed annuity products include a GLWB that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. Changes in fair value are recognized in earnings each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (loss). MRBs in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts.

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

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2023	2022	2021
Insurance product margin
Annuity:
Insurance policy income	$28.4	$23.1	$19.6
Net investment income	516.3	480.0	468.9
Insurance policy benefits	(29.0)	(38.3)	(28.4)
Interest credited	(209.4)	(175.5)	(162.9)
Amortization and non-deferred commissions (a)	(71.3)	(62.4)	(54.0)
Annuity margin	235.0	226.9	243.2
Health:
Insurance policy income	1,594.6	1,617.3	1,661.5
Net investment income	296.7	293.3	293.5
Insurance policy benefits	(1,234.9)	(1,237.5)	(1,289.1)
Amortization and non-deferred commissions (a)	(162.1)	(168.7)	(168.3)
Health margin	494.3	504.4	497.6
Life:
Insurance policy income	882.5	859.4	842.3
Net investment income	144.8	141.9	143.2
Insurance policy benefits	(570.0)	(575.3)	(567.5)
Interest credited	(49.3)	(49.0)	(45.8)
Amortization and non-deferred commissions (a)	(85.8)	(77.5)	(69.8)
Advertising expense	(92.5)	(94.3)	(89.8)
Life margin	229.7	205.2	212.6
Total insurance product margin	959.0	936.5	953.4
Allocated expenses:
Branch office expenses	(64.9)	(62.3)	(62.5)
Other allocated expenses	(534.1)	(534.3)	(504.0)
Income from insurance products	360.0	339.9	386.9
Fee income	31.0	23.7	19.4
Investment income not allocated to product lines	120.2	143.9	188.9
Expenses not allocated to product lines	(51.7)	(40.8)	(80.5)
Operating earnings before taxes	459.5	466.7	514.7
Income tax expense on operating income	(103.4)	(106.3)	(114.3)
Net operating income	$356.1	$360.4	$400.4

____________
(a)Amortization and non-deferred commissions are comprised of: (i) the amortization of deferred acquisition costs and present value of future profits; and (ii) commission expenses that are not directly related to the successful acquisition of new or renewal insurance contracts and, therefore, are not eligible to be deferred. Such non-deferred commissions are included in other operating costs and expenses on the consolidated statement of operations.

General: CNO is the top tier holding company for a group of insurance companies that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. We view our operations by segments, which consist of insurance product lines. These products are distributed by our two divisions. The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. The Worksite Division focuses on the sale of voluntary benefit life and health insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually.

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

Comprehensive Annual Actuarial Review: We update the assumptions and experience underlying the expected gross margins for policies accounted for as investment contracts annually in the fourth quarter of each year. In addition, we also review and update our assumptions on a more frequent basis to the extent current conditions or circumstances warrant changes that could be significant to our operating results. The impacts of these unlocking exercises have had a significant impact on our earnings.

In the fourth quarter of 2023, we performed our comprehensive annual actuarial review, including, but not limited to, assumptions related to mortality rates, surrender rates, earned rates, credited rates and expenses. This review resulted in a net favorable impact to insurance product margins of $33.9 million. The impact to insurance product margins by product are summarized in the table below. The most significant impacts related to supplemental health and Medicare supplement products which were favorably (unfavorably) impacted by $41.9 million and $(10.6) million, respectively. The primary supplemental health changes related to lower morbidity and higher surrender assumptions. The primary Medicare supplement changes related to higher near-term morbidity and higher persistency assumptions.

In the fourth quarter of 2022, we performed our comprehensive annual actuarial review including, but not limited to, assumptions related to mortality rates, surrender rates, earned rates, credited rates and expenses. This review resulted in a net favorable impact to insurance product margins of $.7 million and is summarized by product in the table below. The most significant impacts related to long-term care and traditional life products which were favorably (unfavorably) impacted by $16.4 million and $(13.0) million, respectively. The primary long-term care assumption changes related to lower near-term morbidity. The primary traditional life assumption change was an increase in expected mortality.

In the fourth quarter of 2021, we performed our comprehensive annual actuarial review including, but not limited to, assumptions related to mortality rates, policyholder behavior, earned rates, credited rates and expenses. This review resulted in a net favorable impact to insurance product margins of $3.0 million and is summarized by product in the table below. The most significant impacts related to Medicare supplement and traditional life products which were favorably (unfavorably) impacted by $6.0 million and $(2.5) million, respectively. The primary Medicare supplement assumption changes related to lower persistency and lower morbidity. The primary traditional life assumption change was an increase in expected mortality.

The following tables summarize the impacts of our comprehensive annual actuarial reviews in 2023, 2022 and 2021 (dollars in millions):

Insurance
policy
Line of business	benefits

2023
Fixed indexed annuities	$9.4
Other annuities	3.5
Supplemental health	41.9
Medicare supplement	(10.6)
Long-term care	(9.0)
Traditional life	(5.2)
Interest-sensitive life	3.9
Favorable impact on pre-tax operating income	$33.9
2022
Fixed indexed annuities	$(3.2)
Supplemental health	1.9
Long-term care	16.4
Traditional life	(13.0)
Interest-sensitive life	(1.4)
Favorable impact on pre-tax operating income	$.7
2021
Fixed indexed annuities	$(.7)
Supplemental health	1.5
Medicare supplement	6.0
Long-term care	(.4)
Traditional life	(2.5)
Interest-sensitive life	(.9)
Favorable impact on pre-tax operating income	$3.0

Summary of Operating Results: Net operating income was $356.1 million in 2023, compared to $360.4 million in 2022 and $400.4 million in 2021.

Insurance product margin was $959.0 million, $936.5 million and $953.4 million in 2023, 2022 and 2021, respectively. Insurance product margin, excluding the impacts summarized in the table above, were $925.1 million, $935.8 million and $950.4 million in 2023, 2022 and 2021, respectively. Fluctuations by product line are discussed in greater detail in the narratives that follow.

Total allocated and unallocated expenses are summarized in the table below. Expenses not allocated to product lines include certain significant items listed in the table below. Total allocated and unallocated expenses as adjusted for the significant items are summarized below (dollars in millions):

	2023	2022	2021
Expenses allocated to product lines	$599.0	$596.6	$566.5
Expenses not allocated to product lines	51.7	40.8	80.5
Experience refund related to a reinsurance agreement (a)	—	22.5	—
Net recoveries (expenses) related to significant legal and regulatory matters	21.7	—	(12.8)
Transaction expenses related to acquisition of Optavise	—	—	(2.5)
Adjusted total	$672.4	$659.9	$631.7
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

Our expense ratio in 2023 was 19.4 percent. Our projected expense ratio for 2024 is expected to be in the range of 18.8 percent to 19.2 percent. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	2023	2022	2021
Fee revenue	$177.6	$169.3	$147.6
Operating costs and expenses	(146.6)	(145.6)	(128.2)
Net fee income	$31.0	$23.7	$19.4

Net fee income increased in 2023 and 2022 is primarily due to growth in the sales of third party products by our Consumer Division in recent periods and changes to our revenue recognition assumptions reflecting favorable policy persistency; partially offset by lower earnings related to services provided by Optavise.

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

The effective tax rate for 2023, 2022 and 2021 was 22.5 percent, 22.8 percent and 22.2 percent, respectively.

Margin from Annuity Products (dollars in millions):

	2023	2022	2021
Annuity margin:
Fixed indexed annuities
Insurance policy income	$19.7	$14.5	$12.8
Net investment income	410.3	373.8	350.2
Insurance policy benefits	(10.1)	(20.0)	(9.9)
Interest credited	(161.9)	(127.5)	(109.5)
Amortization and non-deferred commissions	(65.8)	(57.4)	(48.6)
Margin from fixed indexed annuities	$192.2	$183.4	$195.0
Average net insurance liabilities	$9,337.3	$8,788.6	$7,915.7
Margin/average net insurance liabilities	2.06%	2.09%	2.46%
Fixed interest annuities
Insurance policy income	$1.0	$.8	$.8
Net investment income	83.6	83.0	93.6
Insurance policy benefits	(.5)	(1.1)	(1.1)
Interest credited	(45.2)	(45.7)	(50.9)
Amortization and non-deferred commissions	(5.0)	(4.6)	(5.0)
Margin from fixed interest annuities	$33.9	$32.4	$37.4
Average net insurance liabilities	$1,612.0	$1,700.5	$1,879.3
Margin/average net insurance liabilities	2.10%	1.91%	1.99%
Other annuities
Insurance policy income	$7.7	$7.8	$6.0
Net investment income	22.4	23.2	25.1
Insurance policy benefits	(18.4)	(17.2)	(17.4)
Interest credited	(2.3)	(2.3)	(2.5)
Amortization and non-deferred commissions	(.5)	(.4)	(.4)
Margin from other annuities	$8.9	$11.1	$10.8
Average net insurance liabilities	$458.8	$481.7	$506.3
Margin/average net insurance liabilities	1.94%	2.30%	2.13%
Total annuity margin	$235.0	$226.9	$243.2
Average net insurance liabilities	$11,408.1	$10,970.8	$10,301.3
Margin/average net insurance liabilities	2.06%	2.07%	2.36%

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on annuity product margins are summarized below (dollars in millions):

	2023	2022	2021
Fixed indexed annuities	$9.4	$(3.2)	$(.7)
Fixed interest annuities	—	—	—
Other annuities	3.5	—	—

Margin, excluding impact of comprehensive annual actuarial review:
Fixed indexed annuities	182.8	186.6	195.7
Fixed interest annuities	33.9	32.4	37.4
Other annuities	5.4	11.1	10.8

Margin from fixed indexed annuities was $192.2 million in 2023 compared to $183.4 million in 2022 and $195.0 million in 2021. The margin excluding the favorable (unfavorable) impacts of the actuarial review changes previously discussed was $182.8 million, $186.6 million and $195.7 million in 2023, 2022 and 2021, respectively. The margins in 2023 are lower than 2022 and 2021 as growth in the block is primarily being offset by spread compression driven by increased surrenders of higher spread products. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $9,337.3 million, $8,788.6 million and $7,915.7 million in 2023, 2022 and 2021, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.39 percent in 2023, up from 4.25 percent in 2022, reflecting higher portfolio yields, and down slightly from 4.42 percent in 2021.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $118.3 million, $(181.3) million and $195.5 million in 2023, 2022 and 2021, respectively.

Margin from fixed interest annuities was $33.9 million in 2023 compared to $32.4 million in 2022 and $37.4 million in 2021, driven primarily by higher spreads, partially offset by a reduction in the size of the block. Average net insurance liabilities were $1,612.0 million, $1,700.5 million and $1,879.3 million in 2023, 2022 and 2021, respectively, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated, however, the earned yield increased to 5.19 percent in 2023, reflecting higher portfolio yields compared to 4.88 percent in 2022 and 4.98 percent in 2021.

Margin from other annuities was $8.9 million in 2023 compared to $11.1 million in 2022 and $10.8 million in 2021. The margin excluding the favorable impacts of the actuarial review changes previously discussed was $5.4 million in 2023. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was lower in 2023 compared to 2022 and 2021.

Margin from Health Products (dollars in millions):

	2023	2022	2021
Health margin:
Supplemental health
Insurance policy income	$711.2	$694.3	$683.8
Net investment income	155.3	150.9	146.4
Insurance policy benefits	(466.1)	(508.8)	(508.9)
Amortization and non-deferred commissions	(106.0)	(105.5)	(104.4)
Margin from supplemental health	$294.4	$230.9	$216.9
Margin/insurance policy income	41%	33%	32%
Medicare supplement
Insurance policy income	$619.9	$657.8	$714.1
Net investment income	4.9	5.4	5.3
Insurance policy benefits	(464.7)	(461.9)	(506.2)
Amortization and non-deferred commissions	(43.2)	(50.3)	(50.7)
Margin from Medicare supplement	$116.9	$151.0	$162.5
Margin/insurance policy income	19%	23%	23%
Long-term care
Insurance policy income	$263.5	$265.2	$263.6
Net investment income	136.5	137.0	141.8
Insurance policy benefits	(304.1)	(266.8)	(274.0)
Amortization and non-deferred commissions	(12.9)	(12.9)	(13.2)
Margin from long-term care	$83.0	$122.5	$118.2
Margin/insurance policy income	31%	46%	45%
Total health margin	$494.3	$504.4	$497.6
Margin/insurance policy income	31%	31%	30%

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on health product margins are summarized below (dollars in millions):

	2023	2022	2021
Supplemental health	$41.9	$1.9	$1.5
Medicare supplement	(10.6)	—	6.0
Long-term care	(9.0)	16.4	(.4)

Margin, excluding impact of comprehensive annual actuarial review:
Supplemental health	252.5	229.0	215.4
Medicare supplement	127.5	151.0	156.5
Long-term care	92.0	106.1	118.6

Margin from supplemental health business was $294.4 million in 2023 compared to $230.9 million in 2022 and $216.9 million in 2021. The margin excluding the favorable impacts of the actuarial review changes previously discussed was $252.5 million, $229.0 million and $215.4 million in 2023, 2022 and 2021, respectively. The increase in the supplemental health margin in 2023, compared to 2022 and 2021, reflects growth in the block and favorable claim experience. Claim experience will fluctuate from period to period.

Our supplemental health products (including specified disease, accident and hospital indemnity products) generally provide fixed or limited benefits. For example, payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Approximately two-thirds of our supplemental health policies inforce (based on policy count) are sold with return of premium or cash value riders. The return of premium rider generally provides that after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned. Accordingly, the net cash flows from these products generally result in the accumulation of amounts in the early years of a policy (reflected in our earnings as reserve increases which is a component of insurance policy benefits) which will be paid out as benefits in later policy years (reflected in our earnings as reserve decreases which offset the recording of benefit payments). As the policies age, insurance policy benefits will typically increase, but the increase in benefits will be partially offset by investment income earned on the accumulated assets.

Margin from Medicare supplement business was $116.9 million in 2023 compared to $151.0 million in 2022 and $162.5 million in 2021. The Medicare supplement margin excluding the impacts of the actuarial review changes previously discussed were $127.5 million, $151.0 million and $156.5 million in 2023, 2022 and 2021, respectively. The decrease in margin on the Medicare supplement business in 2023, as compared to 2022 and 2021, is primarily due to a reduction in the size of the block and unfavorable claims experience (although claim experience returned to expected levels in the second half of 2023 as compared to the first six months of 2023). Claim experience will fluctuate from period to period. Insurance policy income was $619.9 million in 2023 compared to $657.8 million in 2022 and $714.1 million in 2021, reflecting lower sales in recent periods partially offset by premium rate increases. Over the last several years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.

Medicare supplement business consists of both individual and group policies. Government regulations generally require we attain and maintain a ratio of total benefits incurred to total premiums earned (excluding changes in policy benefits reserves which is a component of Insurance policy benefits) of not less than 65 percent on individual products and not less than 75 percent on group products. The ratio is determined after three years from the original issuance of the policy and over the lifetime of the policy and measured in accordance with U.S. statutory accounting principles. Since the insurance product liabilities we establish for Medicare supplement business are subject to significant estimates, the ultimate claim liability we incur for a particular period is likely to be different than our initial estimate. Changes to our estimates are reflected in insurance policy benefits in the period the change is determined.

Margin from Long-term care products was $83.0 million in 2023 compared to $122.5 million in 2022 and $118.2 million in 2021. The margin excluding the impacts of the actuarial review changes previously discussed was $92.0 million, $106.1 million and $118.6 million in 2023, 2022 and 2021, respectively. Claim experience was less favorable in 2023 (although claim experience returned to expected levels in the second half of 2023 as compared to the first six months of 2023) and 2022, as compared to 2021. Claim experience will fluctuate from period to period.

Margin from Life Products (dollars in millions):

	2023	2022	2021
Life margin:
Interest-sensitive life
Insurance policy income	$181.1	$174.6	$167.1
Net investment income	51.5	51.6	50.2
Insurance policy benefits	(65.7)	(75.2)	(82.6)
Interest credited	(48.7)	(48.3)	(45.1)
Amortization and non-deferred commissions	(19.5)	(23.2)	(23.3)
Margin from interest-sensitive life	$98.7	$79.5	$66.3
Average net insurance liabilities	$1,038.2	$1,018.0	$975.8
Interest margin	$2.8	$3.3	$5.1
Interest margin/average net insurance liabilities	.27%	.32%	.52%
Underwriting margin	$95.9	$76.2	$61.2
Underwriting margin/insurance policy income	53%	44%	37%
Traditional life
Insurance policy income	$701.4	$684.8	$675.2
Net investment income	93.3	90.3	93.0
Insurance policy benefits	(504.3)	(500.1)	(484.9)
Interest credited	(.6)	(.7)	(.7)
Amortization and non-deferred commissions	(66.3)	(54.3)	(46.5)
Advertising expense	(92.5)	(94.3)	(89.8)
Margin from traditional life	$131.0	$125.7	$146.3
Margin/insurance policy income	19%	18%	22%
Margin excluding advertising expense/insurance policy income	32%	32%	35%
Total life margin	$229.7	$205.2	$212.6

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on life product margins are summarized below (dollars in millions):

	2023	2022	2021
Interest-sensitive life	$3.9	$(1.4)	$(.9)
Traditional life	(5.2)	(13.0)	(2.5)

Margin, excluding impact of comprehensive annual actuarial review:
Interest-sensitive life	94.8	80.9	67.2
Traditional life	136.2	138.7	148.8

Margin from interest-sensitive life business was $98.7 million in 2023 compared to $79.5 million in 2022 and $66.3 million in 2021. The interest-sensitive life margins excluding the impacts of the actuarial review changes previously discussed were $94.8 million, $80.9 million and $67.2 million in 2023, 2022 and 2021, respectively. The increase in margin in 2023 and 2022 reflects more favorable mortality and growth in the block due to sales in recent periods.

The interest margin was $2.8 million in 2023 compared to $3.3 million in 2022 and $5.1 million in 2021. Net investment income in 2023 was comparable to 2022 and 2021. The increase in average net insurance liabilities results in higher net investment income allocated, which is offset by lower earned yields. The earned yield was 4.96 percent in 2023, down from 5.07 percent in 2022 and 5.14 percent in 2021. The decrease in earned yields is due to the sale or maturity of higher yielding investments. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $13.2 million, $(24.0) million and $24.3 million in 2023, 2022 and 2021, respectively.

Margin from traditional life business was $131.0 million in 2023 compared to $125.7 million in 2022 and $146.3 million in 2021. The traditional life margins excluding the impacts of the actuarial assumption changes previously discussed were $136.2 million, $138.7 million and $148.8 million in 2023, 2022 and 2021, respectively. Insurance policy income was $701.4 million in 2023 compared to $684.8 million in 2022 and $675.2 million in 2021, reflecting new sales and persistency in the block. Insurance policy benefits were $504.3 million in 2023 compared to $500.1 million in 2022 and $484.9 million in 2021 reflecting growth in the block. In addition, amortization was higher in 2023 and 2022, as compared to 2021, primarily related to higher deferred acquisition costs in recent periods due to strong sales, including sales of our direct-to-consumer products through third party distributors.

Allocated net investment income reflects earned yields of 4.71 percent, 4.63 percent and 4.67 percent in 2023, 2022 and 2021, respectively.

Advertising expense was $92.5 million in 2023 compared to $94.3 million in 2022 and $89.8 million in 2021. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on prices or other factors.

Investment Income Not Allocated to Product Lines (dollars in millions):

	2023	2022	2021
Net investment income	$1,499.7	$1,015.9	$1,420.7
Allocated to product lines:
Annuity	(516.3)	(480.0)	(468.9)
Health	(296.7)	(293.3)	(293.5)
Life	(144.8)	(141.9)	(143.2)
Equity returns credited to policyholder account balances	(131.5)	205.3	(219.8)
Amounts allocated to product lines and credited to policyholder account balances	(1,089.3)	(709.9)	(1,125.4)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	7.1	(1.0)	15.2
Amount related to variable interest entities and other non-operating items	(74.8)	(48.5)	(30.5)
Interest expense on debt	(62.7)	(62.5)	(62.4)
Interest expense on financing arrangements	(2.4)	—	—
Interest expense on investment borrowings from FHLB	(104.7)	(33.5)	(9.8)
Expenses related to FABN program	(30.4)	(30.0)	(2.3)
Less amounts credited to deferred compensation plans (offsetting investment income)	(22.3)	13.4	(16.6)
Total adjustments	(290.2)	(162.1)	(106.4)
Investment income not allocated to product lines	$120.2	$143.9	$188.9

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

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three years ended December 31, 2023 (dollars in millions):

	2023	2022	2021
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses	$(62.7)	$(62.2)	$36.5
Net change in market value of investments recognized in earnings	(6.3)	(73.2)	(17.4)
Fair value changes related to agent deferred compensation plan	(3.5)	48.9	8.9
Changes in fair value of embedded derivative liabilities and market risk benefits	(29.9)	440.2	186.8
Other	(.3)	(3.9)	3.6
Net non-operating income (loss) before taxes	$(102.7)	$349.8	$218.4
Net realized investment losses were $62.7 million in 2023, including the favorable change in the allowance for credit losses of $8.1 million which were recorded in earnings.  Net realized investment losses were $62.2 million in 2022, including the unfavorable change in the allowance for credit losses of $52.6 million which were recorded in earnings. Net realized investment gains were $36.5 million in 2021, including the favorable change in the allowance for credit losses of $12.2 million which were recorded in earnings.

During 2023, 2022 and 2021, we recognized a decrease in earnings of $6.3 million, $73.2 million and $17.4 million, respectively, due to the net change in market value of investments recognized in earnings. The change in value will fluctuate from period to period based on market conditions.

During 2023, 2022 and 2021, we recognized an increase (decrease) in earnings of $(3.5) million, $48.9 million and $8.9 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During 2023, 2022 and 2021, we recognized an increase (decrease) in earnings of $(29.9) million, $440.2 million and $186.8 million, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities.  Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

In 2022, other non-operating items include a one-time restructuring charge of $7.1 million primarily related to an early retirement program. The program reduced our headcount by 2 percent and was expected to reduce run-rate expenses by approximately $10 million. Other non-operating items also include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

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

Agents, insurance brokers and marketing organizations who market our products and prospective purchasers of our products use the financial strength ratings of our insurance subsidiaries as an important factor in determining whether to market or purchase.  Ratings have the most impact on our Worksite sales of supplemental health and life products since such ratings are often an important factor considered by employers.  The current financial strength ratings of our primary insurance subsidiaries from Fitch, S&P, Moody's and AM Best are "A", "A-", "A3" and "A", respectively.  For a description of these ratings and additional information on our ratings, see "Consolidated Financial Condition - Financial Strength Ratings of our Insurance Subsidiaries."

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

Total premium collections were as follows (dollars in millions):

	2023	2022	2021
Premiums collected by product:
Annuities:
Fixed indexed (first-year)	$1,373.8	$1,509.2	$1,347.8
Fixed indexed (renewal)	.1	.3	.3
Subtotal - fixed indexed annuities	1,373.9	1,509.5	1,348.1
Fixed interest (first-year)	197.0	83.7	40.4
Fixed interest (renewal)	2.7	3.7	5.0
Subtotal - fixed interest annuities	199.7	87.4	45.4
Other annuities (first-year)	9.6	7.7	6.9
Total annuities	1,583.2	1,604.6	1,400.4
Health:
Supplemental health (first-year)	81.6	73.2	67.9
Supplemental health (renewal)	625.0	619.7	620.1
Subtotal – supplemental health	706.6	692.9	688.0
Medicare supplement (first-year)	39.0	34.2	40.3
Medicare supplement (renewal)	570.4	617.4	667.2
Subtotal - Medicare supplement	609.4	651.6	707.5
Long-term care (first-year)	19.4	20.8	20.7
Long-term care (renewal)	242.4	243.1	243.3
Subtotal - long-term care	261.8	263.9	264.0
Total health	1,577.8	1,608.4	1,659.5
Life insurance:
Interest-sensitive (first-year)	40.8	42.1	41.5
Interest-sensitive (renewal)	196.2	185.8	177.9
Subtotal - interest-sensitive	237.0	227.9	219.4
Traditional (first-year)	145.8	151.0	163.9
Traditional (renewal)	554.2	532.9	512.5
Subtotal - traditional	700.0	683.9	676.4
Total life insurance	937.0	911.8	895.8
Collections on annuity, health and life products:
Total first-year premium collections	1,907.0	1,921.9	1,729.4
Total renewal premium collections	2,191.0	2,202.9	2,226.3
Total collections on insurance products	$4,098.0	$4,124.8	$3,955.7

Annuities include fixed indexed, fixed interest and other annuities sold to the senior market. Annuity collections were $1,583.2 million in 2023, compared to $1,604.6 million in 2022 and $1,400.4 million in 2021. Premium collections from fixed indexed annuities decreased 9.0 percent to $1,373.9 million in 2023 compared to 2022. Premium collections from fixed interest annuities increased 128 percent to $199.7 million in 2023 compared to 2022, resulting from increased consumer preference for these products in the current interest rate environment. The increase in premium collections from our fixed indexed products in 2022, as compared to 2021, was primarily due to the general stock market performance which made these products attractive to certain customers.

Health products include supplemental health, Medicare supplement and long-term care products.

Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) were $706.6 million in 2023, compared to $692.9 million in 2022 and $688.0 million in 2021. Such increases are primarily due to new sales and steady persistency.

Collected premiums on Medicare supplement policies were $609.4 million, $651.6 million and $707.5 million in 2023, 2022 and 2021, respectively. The decreases reflect lower sales in recent periods partially offset by premium rate increases. In recent years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to ensure we are well-positioned to meet our customers' needs and preferences. For example, we launched a new competitive Medicare supplement product in 2022.
Life products include interest-sensitive and traditional life products. Life premiums were $937.0 million, $911.8 million and $895.8 million in 2023, 2022 and 2021, respectively. Premiums collected reflect both recent sales activity and steady persistency.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; (iv) maximize total return through active strategic asset allocation and investment management, while managing the capital efficiency of the portfolio; and (v) use outside managers in specialized investment classes to add value to our overall strategy. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 90 percent of our $26.1 billion investment portfolio at December 31, 2023. The remainder of the invested assets was trading securities, investments held by VIEs, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2023 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$21,506.2	82%
Equity securities	96.9	—
Mortgage loans	2,064.1	8
Policy loans	128.5	1
Trading securities	222.7	1
Investments held by variable interest entities	768.6	3
Other invested assets	1,353.4	5
Total investments	$26,140.4	100%

The following table summarizes investment yields earned over the past three years on the investments allocated to our product lines. General account investments exclude the value of options.

	2023	2022	2021
	(dollars in millions)
Weighted average investments at amortized cost allocated to product lines	$20,567.5	$19,987.5	$19,098.8
Allocated investment income	957.8	915.2	905.6
Average yield on allocated investments	4.66%	4.58%	4.74%

Insurance statutes regulate the types of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In addition, we have internal management compliance limits on various exposures and activities which are typically more restrictive than insurance statutes. In light of these statutes and regulations and our capital management strategy, we generally seek to invest in highly rated securities such as United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or in securities of comparable investment quality, if not rated, along with a limited quantity of other investments which offer differentiated return characteristics.

Fixed Maturities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2023 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,566.7	11.9%	$360.7	15.6%
Commercial mortgage-backed securities	2,218.1	10.3	270.0	11.7
Banks	1,815.6	8.5	193.9	8.3
Non-agency residential mortgage-backed securities	1,553.2	7.2	152.7	6.6
Asset-backed securities	1,372.4	6.4	107.8	4.7
Insurance	1,125.0	5.2	165.7	7.2
Utilities	1,114.3	5.2	139.3	6.0
Healthcare/pharmaceuticals	1,045.6	4.9	167.7	7.3
Collateralized loan obligations	1,032.8	4.8	13.0	.6
Brokerage	947.2	4.4	103.6	4.5
Technology	779.0	3.6	111.6	4.8
Food/beverage	667.4	3.1	61.3	2.7
Agency residential mortgage-backed securities	648.0	3.0	.5	—
Energy	502.6	2.3	30.7	1.3
Cable/media	470.4	2.2	61.1	2.6
Real estate/REITs	337.8	1.6	42.3	1.8
Transportation	332.2	1.6	30.5	1.3
Telecom	331.5	1.5	17.6	.8
Capital goods	280.1	1.3	25.8	1.1
Chemicals	259.5	1.2	29.2	1.3
Education	243.9	1.1	48.2	2.1
Other	1,862.9	8.7	177.6	7.7
Total fixed maturities, available for sale	$21,506.2	100.0%	$2,310.8	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2023 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$352.7	$7.5	$—	$.5	$360.7
Commercial mortgage-backed securities	196.9	44.0	21.1	8.0	270.0
Banks	100.1	88.8	5.0	—	193.9
Healthcare/pharmaceuticals	126.3	39.1	1.7	.6	167.7
Insurance	84.2	78.9	2.5	.1	165.7
Non-agency residential mortgage-backed securities	92.8	43.5	.9	15.5	152.7
Utilities	81.9	56.3	1.1	—	139.3
Technology	74.2	34.7	2.4	.3	111.6
Asset-backed securities	39.3	53.1	15.0	.4	107.8
Brokerage	51.1	51.5	.7	.3	103.6
Food/beverage	21.1	39.0	1.0	.2	61.3
Cable/media	7.1	49.7	2.2	2.1	61.1
Real estate/REITs	26.1	16.0	.2	—	42.3
Consumer products	20.5	9.5	2.1	.6	32.7
Energy	5.3	25.2	.1	—	30.6
Transportation	12.6	17.8	—	.1	30.5
Chemicals	2.2	26.4	.3	.2	29.1
Retail	17.0	4.3	6.0	.8	28.1
Capital goods	14.3	10.1	1.5	—	25.9
Autos	3.4	14.5	.2	.2	18.3
Aerospace/defense	4.8	13.1	—	.2	18.1
Telecom	—	17.5	.1	—	17.6
Building materials	4.5	12.0	.3	.2	17.0
United States Treasury securities and obligations of United States government corporations and agencies	13.3	—	—	—	13.3
Collateralized loan obligations	11.7	1.3	—	—	13.0
Metals and mining	3.7	7.4	.4	—	11.5
Foreign governments	5.0	5.4	—	—	10.4
Entertainment/hotels	5.0	3.5	—	—	8.5
Paper	.6	7.2	—	.2	8.0
Other	55.1	4.7	.4	.3	60.5
Total fixed maturities, available for sale	$1,432.8	$782.0	$65.2	$30.8	$2,310.8

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2023, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,164.5	$2,077.9	10%
AA	4,595.8	4,175.9	19
A	7,591.4	6,750.8	31
BBB+	2,275.3	2,083.7	10
BBB	3,667.2	3,332.2	15
BBB-	2,087.8	1,849.0	9
Investment grade	22,382.0	20,269.5	94
BB+	177.8	151.6	1
BB	271.9	250.3	1
BB-	201.3	181.8	1
B+ and below	666.2	653.0	3
Below-investment grade	1,317.2	1,236.7	6
Total fixed maturity securities	$23,699.2	$21,506.2	100%

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the historical and recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. During 2023, we recognized net investment losses of $69.0 million, which were comprised of: (i) $68.7 million of net losses from the sales of investments; (ii) $0.2 million of losses related to equity securities, including the change in fair value; (iii) the net decrease in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $8.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.3 million; and (v) a decrease in the allowance for credit losses of $8.1 million.

During 2023, we sold $712.2 million of fixed maturity investments which resulted in gross realized investment losses (before income taxes) of $58.9 million. Securities are generally sold at a loss following unforeseen issue-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

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

At December 31, 2023, the amortized cost and carrying value of fixed maturities that were non-income producing during 2023 totaled $10.0 million and $2.5 million, respectively.

Other Investments

At December 31, 2023, we held commercial mortgage loan investments with an amortized cost of $1,457.5 million (or 5.6 percent of total invested assets) and a fair value of $1,305.1 million. Our commercial mortgage loan portfolio is primarily comprised of large commercial mortgage loans. Approximately 16 percent, 8 percent, 6 percent and 6 percent of the commercial mortgage loan balance were on properties located in California, Maryland, Wisconsin and Indiana, respectively. No other state comprised greater than five percent of the mortgage loan balance. At December 31, 2023, there were no commercial mortgage loans in process of foreclosure. Subsequent to December 31, 2023, a commercial mortgage loan with an amortized cost of $17.3 million is no longer current and was factored into our allowance for credit losses related to mortgage loans as of December 31, 2023.
The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2023 (dollars in millions):

	Number of loans	Amortized cost
Multi-family	34	$552.2
Industrial	38	314.2
Office building	27	228.2
Retail	45	210.3
Other	18	152.6
Total commercial mortgage loans	162	$1,457.5

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2023 (dollars in millions):

	Number of loans	Amortized cost
Under $5 million	62	$169.3
$5 million to less than $10 million	44	318.6
$10 million to less than $20 million	40	565.0
Over $20 million	16	404.6
Total commercial mortgage loans	162	$1,457.5

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2023 (dollars in millions):

	Number of loans	Amortized cost
2024	7	$63.1
2025	16	139.2
2026	9	67.1
2027	13	87.5
2028	12	123.3
after 2028	105	977.3
Total commercial mortgage loans	162	$1,457.5

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2023 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2023	2022	2021	2020	2019	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$239.1	$146.6	$114.8	$33.6	$73.4	$459.5	$1,067.0	$963.8	$3,938.2
60% to less than 70%	47.1	87.2	11.0	5.5	—	36.4	187.2	168.9	287.0
70% to less than 80%	19.4	77.8	24.8	—	—	39.9	161.9	140.5	214.1
80% to less than 90%	—	—	—	—	—	17.3	17.3	14.3	20.8
90% or greater	—	—	—	—	—	24.1	24.1	17.6	25.1
Total	$305.6	$311.6	$150.6	$39.1	$73.4	$577.2	$1,457.5	$1,305.1	$4,485.2
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2023, we held residential mortgage loan investments with an amortized cost of $622.0 million and a fair value of $621.8 million. At December 31, 2023, there were ten residential mortgage loans that were noncurrent with an amortized cost of $4.9 million (of which, six loans with an amortized cost of $2.4 million were in foreclosure). At December 31, 2022, we held residential mortgage loan investments with an amortized cost of $187.7 million and a fair value of $190.7 million.

The allowance for credit losses related to mortgage loans was $15.4 million at December 31, 2023, and increased $7.4 million in 2023.

At December 31, 2023, we held $222.7 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include options backing our fixed indexed annuity and life insurance products, COLI, FHLB common stock and certain nontraditional investments, including investments in limited partnerships, hedge funds and real estate investments held for sale.

At December 31, 2023, we held investments with an amortized cost of $787.6 million and an estimated fair value of $768.6 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

LIQUIDITY AND CAPITAL RESOURCES

2024 Outlook

We expect operating earnings per diluted share to be in the range of $3.10 to $3.30, excluding any significant items in the year. We expect our expense ratio to be in the range of 18.8 percent to 19.2 percent, with a quarterly trend similar to 2023, starting on the high end in the first quarter of the year and then grading down throughout the year. We expect a significant improvement in net investment income not allocated to product lines, which assumes higher returns on our alternative investments. We expect fee income to be slightly lower in 2024, as compared to 2023, with approximately 25 percent of such earnings to be recognized in the first quarter of 2024 and the remainder of such earnings generally recognized in the fourth quarter of 2024, reflecting the seasonality of the business. We expect the effective tax rate to remain approximately 23 percent.

We expect excess cash flow to the holding company to be in the range of $140 million to $200 million. The high end of the range assumes that we maintain our current pace of organic growth; maintain the current asset mix in our investment portfolio; and there is no significant change to economic conditions and the related pattern of credit migration in our investment portfolio. However, if we accelerate organic growth; decide to accept a higher level of risk in our investment portfolio; and/or economic conditions deteriorate, prompting adverse credit migration, then additional capital would be required and excess cash flow would be toward the lower end of the range.

We expect to continue to manage to: (i) a consolidated RBC ratio of 375 percent for our U.S. based insurance subsidiaries; (ii) minimum holding company liquidity of $150 million; and (iii) a target debt to total capital, excluding accumulated other comprehensive income (loss), in the range of 25 percent to 28 percent.

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2023 and December 31, 2022, primarily reflect: (i) our net income for 2023; (ii) changes in accumulated other comprehensive income (loss); and (iii) payments to repurchase common stock of $165.1 million.

Our capital structure as of December 31, 2023 and December 31, 2022 was as follows (dollars in millions):

	December 31, 2023	December 31, 2022
Total capital:
Corporate notes payable	$1,140.5	$1,138.8
Shareholders’ equity:
Common stock	1.1	1.1
Additional paid-in capital	1,891.5	2,033.8
Accumulated other comprehensive income (loss)	(1,576.8)	(1,957.3)
Retained earnings	1,899.8	1,691.2
Total shareholders’ equity	2,215.6	1,768.8
Total capital	$3,356.1	$2,907.6

The following table summarizes certain financial ratios as of and for the years ended December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Book value per common share	$20.26	$15.47
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	34.68	32.59
Debt to total capital ratios:
Corporate debt to total capital	34.0%	39.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	23.1%	23.4%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2023, were as follows (dollars in millions):

		Payment due in
	Total	2024	2025-2026	2027-2028	Thereafter
Insurance liabilities (a)	$59,013.1	$3,698.5	$8,501.2	$7,169.1	$39,644.3
Notes payable (b)	1,619.9	60.8	582.0	67.9	909.2
Investment borrowings (c)	2,440.2	370.9	977.8	1,091.5	—
Borrowings related to variable interest entities (d)	944.2	383.2	339.8	206.0	15.2
Postretirement plans (e)	253.4	8.2	17.3	17.8	210.1
Operating leases	105.5	22.1	30.2	18.6	34.6
Commitments to purchase/fund investments	754.2	754.2	—	—	—
Financing arrangements	86.7	19.0	38.1	29.6	—
Other contractual commitments (f)	508.9	108.4	209.8	190.7	—
Total	$65,726.1	$5,425.3	$10,696.2	$8,791.2	$40,813.4

________________
(a)    These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $27.9 billion included in our consolidated balance sheet as of December 31, 2023. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

In estimating the payments we expect to make to our policyholders, we considered the following:

•For products such as immediate annuities and structured settlement annuities without life contingencies, the payment obligation is fixed and determinable based on the terms of the policy.

•For products such as universal life, ordinary life, long-term care, supplemental health and deferred annuities, the future payments are not due until the occurrence of an insurable event (such as death or disability) or a triggering event (such as a surrender or partial withdrawal). We estimated these payments using actuarial models based on historical experience and our expectation of the future payment patterns which is consistent with the assumptions used in our reserve calculations for these blocks of business.

•For insurance products such as Medicare supplement insurance, the future payments relate only to amounts necessary to settle all outstanding claims, including those that have been incurred but not reported as of the balance sheet date. We estimated these payments based on our historical experience and our expectation of future payment patterns which is consistent with the assumptions used in our reserve calculations for these blocks of business.

•The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) over the term of the contracts was 4.4 percent.

(b)    Includes projected interest payments based on interest rates, as applicable, as of December 31, 2023. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)    These borrowings represent collateralized borrowings from the FHLB and projected interest payments on such borrowings.

(d)    These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2023.

(e)    Includes benefits expected to be paid pursuant to our deferred compensation plan and postretirement plans based on numerous actuarial assumptions and interest credited at 5.00 percent.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2023, the carrying value of the FHLB common stock was $94.6 million.  As of December 31, 2023, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.7 billion at December 31, 2023, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 402 percent at December 31, 2023, compared to 384 percent at December 31, 2022. In 2023, the RBC ratio reflected: (i) our estimated consolidated statutory operating earnings of $131 million; (ii) insurance company dividends (net of capital contributions) of $492.1 million that were paid to the holding company; (iii) the impact of a sale-leaseback program as further discussed below; and (iv) the impact of the reinsurance agreement with CNO Bermuda Re as further discussed below. Our RBC ratio at December 31, 2023, exceeded our targeted statutory RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

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

In the fourth quarter of 2023, we received all necessary approvals for: (i) the formation of a wholly-owned Bermuda Class C insurer; and (ii) a reinsurance agreement to cede approximately $6.2 billion of our inforce fixed indexed annuity statutory reserves, in addition to new fixed indexed annuity business. A modified coinsurance agreement (the "Reinsurance Agreement") between CNO Bermuda Re and Bankers Life was executed on November 30, 2023 with an effective date of October 1, 2023. Upon execution of the reinsurance agreement, CLTX paid an extraordinary dividend of $404.3 million (after receiving an extraordinary dividend of the same amount from Bankers Life) to CDOC. During 2023, CDOC made capital contributions totaling $265.0 million to CNO Bermuda Re primarily related to the execution of the modified coinsurance agreement and the initial capitalization of the entity. In addition, CNO Bermuda Re has entered into a Capital and Liquidity Maintenance Agreement (the "CLMA") with CDOC. Pursuant to the CLMA, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of the Reinsurance Agreement. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the initial reinsurance transaction unless approved by the BMA. CNO Bermuda Re is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

During 2023, the financial statements of three of our U.S. based insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Bankers Life, Washington National and Bankers Conseco Life Insurance Company were $70.0 million, $134.5 million and $34.5 million, respectively, at December 31, 2023. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions and state requirements.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by Fitch, S&P, Moody's and AM Best are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On February 15, 2024, AM Best affirmed its "A" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings is stable. The "A" rating is assigned to companies that have an excellent ability, in AM Best's opinion, to meet their ongoing obligations to policyholders.  AM Best ratings for the industry currently range from "A++ (Superior)" to "F (In Liquidation)" and some companies are not rated.  AM Best has sixteen possible ratings.  There are two ratings above the "A" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

On November 15, 2023, Fitch upgraded the financial strength ratings of our primary insurance subsidiaries to "A" from "A-" and the outlook for these ratings is stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are five ratings above the "A" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

CNO and CDOC are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC ("CNO Services") which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services and 40|86 Advisors, respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval. Refer to "- Liquidity for Insurance Operations" above regarding the CLMA and limitations on CNO Bermuda Re's ability to pay dividends or other capital distributions to CDOC.

At December 31, 2023, CNO, CDOC and our other non-insurance subsidiaries held $255.6 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2023	2022	2021
Dividends (net of contributions) from insurance subsidiaries	$227.1	$129.0	$328.3
Surplus debenture interest	82.0	58.8	55.4
Fees for services provided pursuant to service agreements	116.1	124.0	117.8
Total dividends and other distributions paid by insurance subsidiaries	$425.2	$311.8	$501.5

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate U.S. based insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In 2023, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $526.5 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. During 2023, CDOC made capital contributions of $299.4 million to its insurance subsidiaries, including $265.0 million to CNO Bermuda Re.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 345 percent at December 31, 2023.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2023, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$34.6	(a)
Colonial Penn	(499.5)	(b)
____________________
(a)Bankers Life paid dividends of $459.3 million to CLTX in 2023. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. In the event Bankers Life's earned surplus balance is zero or in a deficit position, Bankers Life may request approval from the Illinois Department of Insurance for return-of-capital distributions, the payment of which would be subject to prior approval.
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

At December 31, 2023, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are not scheduled repayments of our direct corporate obligations until May 2025.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2024	$—		$60.8
2025	500.0	(b)	47.7
2026	—	(c)	34.3
2027	—		33.9
2028	—		34.0
2029 and thereafter	650.0	(d)	259.2
	$1,150.0		$469.9
_________________________
(a)Based on interest rates as of December 31, 2023.
(b)Such amount represents our 5.250% Notes due 2025.
(c)The maturity date of the Revolving Credit Agreement is July 16, 2026.
(d)Such amount includes $500.0 million of 5.250% Notes due 2029 and the Debentures.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In 2023, we generated $311 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In 2023, we repurchased 6.6 million shares of common stock for $165.1 million under our securities repurchase program. The Company had remaining repurchase authority of $521.8 million as of December 31, 2023.

In 2023, 2022 and 2021, dividends declared on common stock totaled $67.9 million ($0.59 per common share), $65.0 million ($0.55 per common share) and $66.1 million ($0.51 per common share), respectively. In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

On February 15, 2024, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of twenty-two possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are eight ratings above CNO's "bbb" rating and thirteen ratings that are below its rating.

On November 15, 2023, Fitch upgraded our senior unsecured debt ratings to "BBB+" from "BBB". The outlook for these rating is stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are eight ratings above CNO's "BBB+" rating and twelve ratings that are below its rating.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2023, approximately $4.4 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability management strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2023, approximately 13 percent of our insurance liabilities had interest rates that may be reset annually; 48 percent had a fixed explicit interest rate for the duration of the contract; 36 percent are fixed indexed products where the income earned is subject to a participation rate that typically may be changed annually; and the remainder had no explicit interest rates.

At December 31, 2023, $2.0 billion and $0.5 billion of our annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2023, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were 2.21 percent and 4.0 percent, respectively.

At December 31, 2023, the weighted average yield, computed on the cost basis of investments allocated to our product lines, was approximately 4.7 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) was 4.4 percent. Such 4.4 percent rate includes interest credited to annuity and universal life products as well as the rates assumed in our calculations of reserves for health and traditional life products which are set based on investment yields at policy issuance and are locked-in in accordance with current accounting requirements. Refer to "Part 1 - Item 1A. Risk Factors - A return to a prolonged low interest rate environment may negatively impact our results of operations, financial position and cash flows" for additional information on interest rate risks.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2023, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 8.1 years and 8.2 years, respectively. We estimate that our fixed maturity securities and short-term investments would decline in fair value by approximately $650 million if interest rates were to increase by 10 percent from their levels at December 31, 2023. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

We are subject to the risk that our investments will decline in value if interest rates rise.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CNO Financial Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of CNO Financial Group, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for long-duration insurance contracts in 2023.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of the New Accounting Standard for Long-Duration Insurance Contracts

As described above and in Notes 2 and 5 to the consolidated financial statements, effective January 1, 2023, the Company adopted the new accounting standard relating to targeted improvements to the accounting for long-duration insurance contracts, with a transition date of January 1, 2021. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs was adopted on a modified retrospective transition approach. For market risk benefits, the required retrospective application was used. As of the January 1, 2021 transition date, the adoption impact was a reduction in total equity of $2,210.7 million. The adjustments to retrospectively adjust prior period amounts resulted in an increase of $368.0 million and a decrease of $1,575.0 million to total equity as of December 31, 2022 and 2021, respectively, and an increase to net income of $233.8 million and $129.3 million for the years ended December 31, 2022 and 2021, respectively. The transition date and transition period adjustments are principally related to the liability for future policy benefits. The liability for future policy benefits is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses, less the present value of estimated future net premiums to be collected from policyholders. Management developed a discount rate methodology used to estimate the present value of the liability for future policy benefits for the Company’s traditional insurance liabilities. The discount rate curves for discounting cash flows to calculate the liability for future policy benefits are based on the duration characteristics of the underlying liabilities. The methodology uses observable market data, where available. For liability cash flows that are projected beyond the duration of market-observable A-credit-rated fixed-income instruments, management used the last market-observable yield level and used linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

The principal considerations for our determination that performing procedures relating to the adoption of the new standard for long duration insurance contracts (“the LDTI standard”) is a critical audit matter are (i) the significant judgment by management when adopting the standard and determining the transition date and transition period adjustments, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s discount rate methodology and development of the discount rate curve used in determining the liability for future policy benefits, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls related to management’s adoption of the LDTI standard, including controls over determining the transition date adjustments and transition period adjustments. These procedures also included, among others, (i) evaluating management’s process for adopting the new standard and for determining the transition date and transition period adjustments, (ii) testing the relevance and reliability of the external data used by management to develop the discount rate curve, and (iii) the use of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of the discount rate methodology and the reasonableness of the discount rate curve.

Valuation of embedded derivatives and market risk benefits (MRBs) associated with fixed indexed annuity products

As described in Notes 2 and 4 to the consolidated financial statements, the Company issues fixed indexed annuity products, which provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the

“participation rate”) of the amount of increase in the value of a particular index, such as the Standard & Poor’s 500 Index, over a specified period. The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. In addition, the guaranteed lifetime withdrawal benefit on the fixed indexed annuity products are considered an MRB. As of December 31, 2023, the value of embedded derivatives associated with fixed indexed annuity products was $1.4 billion, which is included in policyholder account liabilities. The accounting requirement is to record these embedded derivatives at estimated fair value. The value of the embedded derivatives is determined based on the present value of the estimated discounted future option costs. As of December 31, 2023 the value of the market risk benefit asset was $75.4 million and liability was $7.4 million. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, company experience and other factors. As disclosed by management, in estimating the fair value of the embedded derivatives and MRBs associated with fixed indexed annuity products, management used significant unobservable inputs with respect to projected portfolio yields, discount rates and surrender rates. The discount rate is based on risk-free rates adjusted for the company’s non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would lead to a lower (higher) fair value measurement.

The principal considerations for our determination that performing procedures relating to the valuation of embedded derivatives and MRBs associated with fixed indexed annuity products is a critical audit matter are (i) the significant judgment by management in developing the fair value estimate of embedded derivatives and MRBs, specifically the significant unobservable inputs to the discount rate, which included the Company's non-performance risk and risk margins for non-capital market inputs; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s discount rate assumption; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of embedded derivatives and MRBs associated with fixed indexed annuity products, including controls over management’s development of the discount rate assumption. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for developing the fair value estimate of the embedded derivatives associated with fixed indexed annuities. This included testing the completeness and accuracy of the data provided by management, evaluating the appropriateness of the valuation method and the reasonableness of the discount rate assumption. Evaluating the discount rate assumption involved evaluating whether company’s non-performance risk and risk margins for noncapital market significant unobservable inputs were reasonable considering relevant macroeconomic conditions, consistency with external market and industry data, and current and past policyholder experience.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 23, 2024

We have served as the Company’s auditor since 1983.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2023 and 2022
(Dollars in millions)

ASSETS

	2023	2022

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: 2023 - $42.9 and 2022 - $56.0; amortized cost: 2023 - $23,699.2 and 2022 - $23,384.2)	$21,506.2	$20,353.4
Equity securities at fair value	96.9	135.3
Mortgage loans (net of allowance for credit losses: 2023 - $15.4 and 2022 - $8.0)	2,064.1	1,411.9
Policy loans	128.5	121.6
Trading securities	222.7	207.9
Investments held by variable interest entities (net of allowance for credit losses: 2023 - $3.1 and 2022 - $5.5; amortized cost: 2023 - $787.6 and 2022 - $1,134.2)	768.6	1,077.6
Other invested assets	1,353.4	1,034.7
Total investments	26,140.4	24,342.4
Cash and cash equivalents - unrestricted	774.5	575.7
Cash and cash equivalents held by variable interest entities	114.5	69.2
Accrued investment income	251.5	235.6
Present value of future profits	180.7	203.7
Deferred acquisition costs	1,944.4	1,770.9
Reinsurance receivables (net of allowance for credit losses: 2023 - $3.0 and 2022 - $2.0)	4,040.7	4,223.4
Market risk benefit asset	75.4	65.3
Income tax assets, net	936.2	1,063.4
Assets held in separate accounts	3.1	2.7
Other assets	641.1	580.8
Total assets	$35,102.5	$33,133.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2023 and 2022
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2023	2022

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$15,667.8	$15,234.2
Future policy benefits	11,928.2	11,240.2
Market risk benefit liability	7.4	11.3
Liability for life insurance policy claims	62.1	64.1
Unearned and advanced premiums	218.9	235.0
Liabilities related to separate accounts	3.1	2.7
Other liabilities	848.8	693.9
Investment borrowings	2,189.3	1,639.5
Borrowings related to variable interest entities	820.8	1,104.6
Notes payable – direct corporate obligations	1,140.5	1,138.8
Total liabilities	32,886.9	31,364.3
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2023 - 109,357,540 and 2022 - 114,343,070)	1.1	1.1
Additional paid-in capital	1,891.5	2,033.8
Accumulated other comprehensive loss	(1,576.8)	(1,957.3)
Retained earnings	1,899.8	1,691.2
Total shareholders' equity	2,215.6	1,768.8
Total liabilities and shareholders' equity	$35,102.5	$33,133.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2023, 2022 and 2021
(Dollars in millions, except per share data)

	2023	2022	2021
Revenues:
Insurance policy income	$2,505.5	$2,499.8	$2,523.4
Net investment income (loss):
General account assets	1,250.2	1,179.0	1,140.2
Policyholder and other special-purpose portfolios	249.5	(163.1)	280.5
Investment gains (losses):
Realized investment gains (losses)	(69.3)	(17.9)	21.3
Other investment gains (losses)	0.3	(117.5)	(2.2)
Total investment gains (losses)	(69.0)	(135.4)	19.1
Fee revenue and other income	210.6	196.5	159.0
Total revenues	4,146.8	3,576.8	4,122.2
Benefits and expenses:
Insurance policy benefits	2,318.2	1,615.4	2,188.1
Liability for future policy benefits remeasurement loss	(21.2)	(15.6)	(51.3)
Change in fair value of market risk benefits	(21.3)	(140.2)	(23.1)
Interest expense	238.6	137.0	95.4
Amortization of deferred acquisition costs and present value of future profits	227.4	212.8	198.2
Other operating costs and expenses	1,048.3	950.9	981.8
Total benefits and expenses	3,790.0	2,760.3	3,389.1
Income before income taxes	356.8	816.5	733.1
Income tax expense	80.3	185.9	162.8
Net income	$276.5	$630.6	$570.3
Earnings per common share:
Basic:
Weighted average shares outstanding	113,275,000	115,733,000	128,400,000
Net income	$2.44	$5.45	$4.44
Diluted:
Weighted average shares outstanding	115,124,000	117,717,000	131,126,000
Net income	$2.40	$5.36	$4.35

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2023, 2022 and 2021
(Dollars in millions)

	2023	2022	2021
Net income	$276.5	$630.6	$570.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	823.6	(6,028.4)	(486.7)
Adjustment to discount rate for liability for future policy benefits	(367.3)	2,971.6	854.1
Adjustment to instrument-specific credit risk for market risk benefits	(7.4)	.1	2.9
Reclassification adjustments:
For net realized investment (gains) losses included in net income	37.9	60.5	(29.4)
Other comprehensive income (loss) before tax	486.8	(2,996.2)	340.9
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(106.3)	665.2	(73.5)
Other comprehensive income (loss), net of tax	380.5	(2,331.0)	267.4
Comprehensive income (loss)	$657.0	$(1,700.4)	$837.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2020	135,279	$1.3	$2,544.5	$2,186.1	$752.3	$5,484.2
Cumulative effect of accounting change	—	—	—	(2,079.8)	(130.9)	(2,210.7)
Balance, January 1, 2021	135,279	1.3	2,544.5	106.3	621.4	3,273.5
Net income	—	—	—	—	570.3	570.3
Other comprehensive income, net of tax	—	—	—	267.4	—	267.4
Common stock repurchased	(16,561)	(.1)	(402.3)	—	—	(402.4)
Dividends on common stock	—	—	—	—	(66.1)	(66.1)
Employee benefit plans, net of shares used to pay tax withholdings	1,659	—	42.0	—	—	42.0
Balance, December 31, 2021	120,377	1.2	2,184.2	373.7	1,125.6	3,684.7
Net income	—	—	—	—	630.6	630.6
Other comprehensive loss, net of tax	—	—	—	(2,331.0)	—	(2,331.0)
Common stock repurchased	(7,612)	(.1)	(179.9)	—	—	(180.0)
Dividends on common stock	—	—	—	—	(65.0)	(65.0)
Employee benefit plans, net of shares used to pay tax withholdings	1,578	—	29.5	—	—	29.5
Balance, December 31, 2022	114,343	1.1	2,033.8	(1,957.3)	1,691.2	1,768.8
Net income	—	—	—	—	276.5	276.5
Other comprehensive income, net of tax	—	—	—	380.5	—	380.5
Common stock repurchased	(6,557)	—	(165.1)	—	—	(165.1)
Dividends on common stock	—	—	—	—	(67.9)	(67.9)
Employee benefit plans, net of shares used to pay tax withholdings	1,572	—	22.8	—	—	22.8
Balance, December 31, 2023	109,358	$1.1	$1,891.5	$(1,576.8)	$1,899.8	$2,215.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2023, 2022 and 2021
(Dollars in millions)

	2023	2022	2021
Cash flows from operating activities:
Insurance policy income	$2,285.2	$2,300.2	$2,341.8
Net investment income	1,328.9	1,154.5	1,073.1
Fee revenue and other income	205.3	149.2	142.5
Insurance policy benefits	(1,611.1)	(1,635.8)	(1,661.1)
Interest expense	(232.5)	(120.9)	(92.8)
Deferrable policy acquisition costs	(377.9)	(336.0)	(304.2)
Other operating costs	(955.9)	(981.9)	(920.8)
Income taxes	(59.1)	(33.9)	19.8
Net cash from operating activities	582.9	495.4	598.3
Cash flows from investing activities:
Sales of investments	1,388.6	3,253.6	1,823.6
Maturities and redemptions of investments	1,397.0	1,550.7	2,880.3
Purchases of investments	(3,591.9)	(6,482.0)	(6,135.2)
Net purchases of trading securities	(29.4)	(42.4)	(19.5)
Other	(36.6)	(61.2)	(75.3)
Net cash used by investing activities	(872.3)	(1,781.3)	(1,526.1)
Cash flows from financing activities:
Issuance of common stock	13.2	13.5	21.5
Payments to repurchase common stock	(166.1)	(190.1)	(407.8)
Common stock dividends paid	(68.1)	(64.8)	(65.7)
Amounts received for deposit products	2,111.7	3,022.6	2,405.1
Withdrawals from deposit products	(1,696.2)	(1,461.4)	(1,352.5)
Proceeds from financing arrangements	80.3	—	—
Payments on financing arrangements	(6.2)	—	—
Issuance of investment borrowings:
Federal Home Loan Bank	995.5	285.0	795.8
Payments on investment borrowings:
Federal Home Loan Bank	(445.8)	(361.3)	(722.4)
Related to variable interest entities and other	(284.8)	(44.4)	(5.4)
Debt issuance costs	—	—	(1.0)
Net cash provided by financing activities	533.5	1,199.1	667.6
Net increase (decrease) in cash and cash equivalents	244.1	(86.8)	(260.2)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	644.9	731.7	991.9
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$889.0	$644.9	$731.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

1. BUSINESS AND BASIS OF PRESENTATION

CNO Financial Group, Inc., a Delaware corporation ("CNO"), is a holding company for a group of insurance companies that develop, market and administer health insurance, annuity, individual life insurance and other insurance products.  The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in these financial statements refer to CNO and its subsidiaries.  Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets.  We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We have reclassified certain amounts from the prior periods to conform to the 2023 presentation. These reclassifications have no effect on net income or shareholders' equity.

Effective January 1, 2023, we adopted Accounting Standards Update 2018-12 ("ASU 2018-12") related to targeted improvements to the accounting for long-duration insurance contracts, with a transition date of January 1, 2021 (the "Transition Date"). The adoption of ASU 2018-12 impacted accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these financial statements, which were previously presented, have been recast to conform with the current accounting and presentation under ASU 2018-12. Disclosures of the impacts of ASU 2018-12 as of the Transition Date are included within the tables in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies - Adopted Accounting Standards."

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

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022), a leading national provider of year-round, technology-driven employee benefits management services to employers and employees. Optavise provides personalized benefits education, advocacy and transparency, and communications compliance services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. The base purchase price was $50 million with an additional earn‐out if certain financial targets were achieved. The transaction was funded from holding company cash. The amount paid, net of cash held by DirectPath on the date of acquisition, was $46.2 million and is classified as other investing activities on the consolidated statement of cash flows. The net assets acquired totaled $53 million and were primarily comprised of goodwill and other intangible assets of approximately $48 million. The tangible assets acquired and liabilities assumed were recorded at their carrying values which approximated fair value. The intangible assets were recorded at fair value based on various assumptions determined by the Company to be reasonable at the date of acquisition including long-term growth rate, normalized net working capital, internal rate of return, economic life and discount rate. In addition, we recognized advisory and legal expenses of $3 million in connection with the acquisition (of which, $2.5 million was recognized in the first quarter of 2021). Another company acquired in 2019, Web Benefits Design Corporation ("WBD"), has been operating on an integrated basis with Optavise and was legally merged into Optavise during 2023. Goodwill and other intangible assets of Optavise totaled approximately $102 million at December 31, 2023. The business of Optavise is included in our fee income segment.

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

The present value of future profits is the value assigned to the right to receive future cash flows from policyholder insurance contracts existing at September 10, 2003 (the "Effective Date", the effective date of the bankruptcy reorganization of Conseco, Inc., an Indiana corporation (our "Predecessor")). The present value of future profits is amortized in the same manner as described above for deferred acquisition costs.

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

Market Risk Benefits

Market risk benefits ("MRBs") are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

and other factors. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Changes in fair value are recognized in earnings each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (loss). MRBs in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts.

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

Total liabilities for insurance products related to our fixed indexed annuities are comprised of: (i) the liability related to the host contract; and (ii) the fair market value of the embedded derivatives as summarized below (dollars in millions):

	December 31, 2023	December 31, 2022
Fixed indexed annuity insurance liabilities:
Host contract liability	$8,487.0	$7,856.4
Embedded derivatives at fair value	1,376.7	1,297.0
Total fixed indexed annuity insurance liabilities	$9,863.7	$9,153.4

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

	December 31, 2023	December 31, 2022
Policyholder account balances	$10,138.6	$9,644.8
Future policy benefits	(274.9)	(491.4)
Total fixed indexed annuity insurance liabilities	$9,863.7	$9,153.4

When the total policyholder account balance exceeds the total fixed indexed annuity insurance liabilities, a negative future policy benefit balance will occur.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Our long duration insurance contracts are grouped into annual calendar-year cohorts primarily based on the contractual issue date, marketing distribution channel, legal entity and product type. Single premium contracts are grouped into separate cohorts from other traditional products. Riders are generally combined with the base policy. Insurance contracts which were issued prior to the Effective Date are grouped by marketing distribution channel, legal entity and product type in a single issue year cohort. The liability is adjusted for differences between actual and expected experience. We review our historical and future cash flow assumptions quarterly and update the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, we update our estimates of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the consolidated statement of operations. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

The cost of reinsurance ceded totaled $195.2 million, $206.2 million and $222.4 million in 2023, 2022 and 2021, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $409.5 million, $388.7 million and $371.1 million in 2023, 2022 and 2021, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $16.6 million, $18.7 million and $20.3 million in 2023, 2022 and 2021, respectively. Insurance policy benefits related to reinsurance assumed totaled $21.8 million, $25.3 million and $26.3 million in 2023, 2022 and 2021, respectively.

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

At December 31, 2023, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $521.4 million (classified as other invested assets).  At December 31, 2023, we had unfunded commitments to these partnerships totaling $514.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

Investment Borrowings

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2023, the carrying value of the FHLB common stock was $94.6 million.  As of December 31, 2023, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.7 billion at December 31, 2023, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2023
$100.0	April 2024	Variable rate – 5.624%
22.0	May 2024	Variable rate – 5.672%
100.0	June 2024	Variable rate – 5.645%
15.5	July 2024	Fixed rate – 1.990%
27.0	August 2024	Fixed rate – .640%
21.7	May 2025	Variable rate – 5.718%
18.1	June 2025	Fixed rate – 2.940%
12.5	June 2025	Variable rate – 5.970%
125.0	September 2025	Variable rate – 5.750%
100.0	October 2025	Variable rate – 5.874%
100.0	October 2025	Variable rate – 5.874%
57.7	October 2025	Variable rate – 5.828%
50.0	November 2025	Variable rate – 5.813%
12.5	December 2025	Variable rate – 5.986%
50.0	January 2026	Variable rate – 5.906%
50.0	January 2026	Variable rate – 5.885%
100.0	January 2026	Variable rate – 5.788%
15.0	January 2026	Variable rate – 6.067%
21.8	May 2026	Variable rate – 5.678%
50.0	May 2026	Variable rate – 5.670%
75.0	December 2026	Variable rate – 5.742%
75.0	January 2027	Variable rate – 5.809%
50.0	January 2027	Variable rate – 5.893%
50.0	January 2027	Variable rate – 5.798%
100.0	February 2027	Variable rate – 5.784%
50.0	April 2027	Variable rate – 5.635%
50.0	May 2027	Variable rate – 5.645%
100.0	June 2027	Variable rate – 5.770%
10.0	June 2027	Variable rate – 5.993%
50.0	July 2027	Variable rate – 6.005%
50.0	July 2027	Variable rate – 6.023%
100.0	August 2027	Variable rate – 6.038%
75.0	January 2028	Variable rate – 5.778%
50.0	January 2028	Variable rate – 5.933%
50.0	January 2028	Variable rate – 5.864%
34.5	February 2028	Variable rate – 5.898%
21.0	February 2028	Variable rate – 5.784%
100.0	February 2028	Variable rate – 5.804%
15.0	July 2028	Variable rate – 5.780%
35.0	August 2028	Variable rate – 5.790%
$2,189.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings of $60.6 million are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.  At December 31, 2023, the aggregate yield maintenance fee to prepay all fixed rate borrowings was not material.

Interest expense of $104.7 million, $33.5 million and $9.8 million in 2023, 2022 and 2021, respectively, was recognized related to total borrowings from the FHLB.

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

The value of the embedded derivatives is determined based on the present value of estimated future option costs discounted using a risk-free rate adjusted for our non-performance risk and risk margins for non-capital market inputs. The non-performance risk adjustment is determined by taking into consideration publicly available information related to spreads in the secondary market for debt with credit ratings similar to ours. These observable spreads are then adjusted to reflect the priority of these liabilities and the claim paying ability of the issuing insurance subsidiaries. Changes in fair value of such embedded derivatives are included in the insurance policy benefits line item in the consolidated statement of operations.

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

Adopted Accounting Standards

We adopted ASU 2018-12 effective January 1, 2023. The new guidance: (i) improves the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplifies the amortization of deferred acquisition costs; and (iv) requires enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, MRBs and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions is required. The

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs was adopted on a modified retrospective transition approach. For contracts in-force at the Transition Date, we continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed-income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed-income corporate instrument yield is used at transition through accumulated other comprehensive income (loss) and subsequently through other comprehensive income. For MRBs, we used the required retrospective application and were able to use actual assumption information to measure fair value components to the extent assumptions in a prior period were unobservable or otherwise unavailable.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following tables detail the January 1, 2021 transition adjustments by providing a rollforward of the ending reported balances as of December 31, 2020 to the opening balances as of January 1, 2021 for retained earnings, accumulated other comprehensive income and the impacted insurance related balances (dollars in millions):

	January 1, 2021
	Asset accounts
	Present value of future profits	Deferred acquisition costs	Reinsurance receivables	Market risk benefit asset	Income tax assets, net
Amounts prior to adoption of ASU 2018-12	$249.4	$1,027.8	$4,584.3	$—	$199.4
Unwinding amounts related to unrealized gains (losses)	10.2	458.0	—	—	—
Changes in measurement of assets	—	—	(81.6)	—	—
Change in discount rates	—	—	225.7	—	—
Changes in market benefit reserve basis	—	—	—	2.5	—
Tax impacts of changes recognized in accumulated other comprehensive income	—	—	—	—	570.3
Tax impacts of changes recognized in retained earnings	—	—	—	—	36.7
Amounts, as recast	$259.6	$1,485.8	$4,728.4	$2.5	$806.4

	January 1, 2021
	Liability accounts
	Policyholder account balances	Future policy benefits	Market risk benefit liability	Liability for policy and contract claims
Amounts prior to adoption of ASU 2018-12	$12,540.6	$11,744.2	$—	$561.8
Unwinding amounts related to unrealized gains (losses)	—	(197.5)	—	—
Changes in remeasurement of future policy benefits	—	31.1	—	—
Changes in classification of liabilities (a)	(172.9)	643.0	—	(470.1)
Reclass to market risk benefit liability	—	(66.6)	66.6	—
Changes in market risk benefit reserve basis	—	—	48.2	—
Change in discount rates	—	3,550.7	—	—
Amounts, as recast	$12,367.7	$15,704.9	$114.8	$91.7

_______________
(a)Amount includes certain reclassifications to conform with the revised presentation of ASU 2018-12, such as reclassifying claims and benefits payable on long-duration health contracts to the liability for future policy benefits.

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

The following summarizes the impact of adoption on previously reported balances as of and for the years ended December 31, 2022 and 2021 (dollars in millions, except per share data):

	December 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Present value of future profits	$212.2	$(8.5)	$203.7
Deferred acquisition costs	1,913.4	(142.5)	1,770.9
Reinsurance receivables	4,241.7	(18.3)	4,223.4
Market risk benefit asset	—	65.3	65.3
Income tax assets, net	1,165.5	(102.1)	1,063.4
Total assets	33,339.2	(206.1)	33,133.1

Policyholder account balances	14,858.3	375.9	15,234.2
Future policy benefits	11,809.1	(568.9)	11,240.2
Market risk benefit liability	—	11.3	11.3
Liability for policy and contract claims	456.5	(392.4)	64.1
Total liabilities	31,938.4	(574.1)	31,364.3

Retained earnings	1,459.0	232.2	1,691.2
Accumulated other comprehensive income (loss)	(2,093.1)	135.8	(1,957.3)
Total shareholders' equity	1,400.8	368.0	1,768.8

	December 31, 2021
	As previously	Effect of
	reported	adoption	As recast
Retained earnings	$1,127.2	$(1.6)	$1,125.6
Accumulated other comprehensive income (loss)	1,947.1	(1,573.4)	373.7
Total shareholders' equity	5,259.7	(1,575.0)	3,684.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	Year ended
	December 31, 2022
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$1,658.3	$(42.9)	$1,615.4
Liability for future policy benefits remeasurement loss	—	(15.6)	(15.6)
Change in fair value of market risk benefits	—	(140.2)	(140.2)
Amortization	309.6	(96.8)	212.8
Other operating costs and expenses	954.6	(3.7)	950.9
Total benefits and expenses	3,059.5	(299.2)	2,760.3
Income before income taxes	517.3	299.2	816.5
Income tax expense	120.5	65.4	185.9
Net income	396.8	233.8	630.6
Earnings per common share:
Basic	3.43	2.02	5.45
Diluted	3.37	1.99	5.36

	Year ended
	December 31, 2021
	As previously	Effect of
	reported	adoption	As recast
Insurance policy benefits	$2,190.7	$(2.6)	$2,188.1
Liability for future policy benefits remeasurement loss	—	(51.3)	(51.3)
Change in fair value of market risk benefits	—	(23.1)	(23.1)
Amortization	281.1	(82.9)	198.2
Other operating costs and expenses	987.3	(5.5)	981.8
Total benefits and expenses	3,554.5	(165.4)	3,389.1
Income before income taxes	567.7	165.4	733.1
Income tax expense	126.7	36.1	162.8
Net income	441.0	129.3	570.3
Earnings per common share:
Basic	3.43	1.01	4.44
Diluted	3.36	0.99	4.35

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Recently Issued Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Such requirements include: (i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss on an annual and interim basis; (ii) disclosures of an amount for other segment items by reportable segment and a description of its composition on an annual and interim basis (the other segment items category is the difference between segment revenues less the segment expenses disclosed pursuant to the new guidance); (iii) providing all annual disclosures on a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and (iv) specifying the title and position of the CODM and an explanation of how the CODM uses the reported measures to assess segment performance and make decisions about allocating resources. ASU 2023-07 is effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, to be applied on a retrospective basis (with early adoption permitted). The adoption of ASU 2023-07 will expand our disclosures but will not have an impact on our financial position or results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

3. INVESTMENTS

At December 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,590.8	$73.0	$(1,347.8)	$(26.6)	$11,289.4
United States Treasury securities and obligations of United States government corporations and agencies	207.6	.1	(13.3)	—	194.4
States and political subdivisions	2,887.2	31.3	(360.2)	(.6)	2,557.7
Foreign governments	92.7	1.2	(10.4)	(.4)	83.1
Asset-backed securities	1,364.5	3.9	(92.4)	(.1)	1,275.9
Agency residential mortgage-backed securities	639.0	9.5	(.5)	—	648.0
Non-agency residential mortgage-backed securities	1,170.8	7.0	(136.3)	—	1,041.5
Collateralized loan obligations	1,042.5	3.3	(13.0)	—	1,032.8
Commercial mortgage-backed securities	2,386.9	.7	(240.9)	—	2,146.7
Total investment grade fixed maturities, available for sale	22,382.0	130.0	(2,214.8)	(27.7)	20,269.5
Below-investment grade (a) (b):
Corporate securities	596.1	1.7	(34.6)	(15.1)	548.1
States and political subdivisions	9.6	—	(.5)	(.1)	9.0
Asset-backed securities	111.7	.2	(15.4)	—	96.5
Non-agency residential mortgage-backed securities	499.3	28.8	(16.4)	—	511.7
Commercial mortgage-backed securities	100.5	—	(29.1)	—	71.4
Total below-investment grade fixed maturities, available for sale	1,317.2	30.7	(96.0)	(15.2)	1,236.7
Total fixed maturities, available for sale	$23,699.2	$160.7	$(2,310.8)	$(42.9)	$21,506.2
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The NAIC evaluates the fixed maturity investments of insurers for regulatory and capital assessment purposes and assigns securities to one of six credit quality categories called NAIC designations, which are used by insurers when preparing their annual statements based on U.S. statutory accounting principles. The NAIC designations are generally similar to the credit quality designations of the NRSROs for marketable fixed maturity securities, except for certain structured securities. However, certain structured securities rated below investment grade by the NRSROs can be assigned NAIC 1 or NAIC 2 designations depending on the cost basis of the holding relative to estimated recoverable amounts as determined by the NAIC. The following summarizes the NAIC designations and NRSRO equivalent ratings:

NAIC Designation	NRSRO Equivalent Rating
1	AAA/AA/A
2	BBB
3	BB
4	B
5	CCC and lower
6	In or near default

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2023 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$15,159.4	$13,775.6	64.0%
2	7,801.9	7,074.0	32.9
Total NAIC 1 and 2 (investment grade)	22,961.3	20,849.6	96.9
3	539.7	483.2	2.3
4	154.0	144.8	.7
5	34.2	26.1	.1
6	10.0	2.5	—
Total NAIC 3,4,5 and 6 (below-investment grade)	737.9	656.6	3.1
	$23,699.2	$21,506.2	100.0%

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
Below-investment grade:
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
Below-Investment Grade Securities

At December 31, 2023, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,317.2 million, or 5.6 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,236.7 million, or 94 percent of the amortized cost. Based on the credit quality ratings assigned by the NAIC: (i) the amortized cost of our below-investment grade fixed maturities was $737.9 million, or 3.1 percent of our fixed maturity portfolio; and (ii) the estimated fair value of such below-investment grade fixed maturities was $656.6 million or 89 percent, of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$202.1	$193.3
Due after one year through five years	2,288.2	2,191.7
Due after five years through ten years	1,630.4	1,546.4
Due after ten years	12,263.3	10,750.3
Subtotal	16,384.0	14,681.7
Structured securities	7,315.2	6,824.5
Total fixed maturities, available for sale	$23,699.2	$21,506.2

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2023	2022	2021
General account assets:
Fixed maturities	$1,142.9	$1,084.1	$962.6
Equity securities	1.7	5.9	4.3
Mortgage loans	97.4	63.0	65.0
Policy loans	8.6	8.4	8.2
Other invested assets	8.2	38.0	124.8
Cash and cash equivalents	20.9	5.9	.3
Policyholder and other special-purpose portfolios:
Trading securities	6.5	7.7	7.2
Options related to fixed indexed products:
Option income (loss)	(48.3)	(6.3)	212.0
Change in value of options	177.3	(200.3)	8.9
Other special-purpose portfolios	114.0	35.8	52.4
Gross investment income	1,529.2	1,042.2	1,445.7
Less investment expenses	29.5	26.3	25.0
Net investment income	$1,499.7	$1,015.9	$1,420.7

At December 31, 2023, the amortized cost and carrying value of fixed maturities that were non-income producing during 2023 totaled $10.0 million and $2.5 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	2023	2022	2021
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$13.4	$99.8	$51.6
Gross realized losses on sales of fixed maturities, available for sale	(58.9)	(104.0)	(20.4)
Equity securities, net	(.6)	(8.3)	(2.9)
Other, net	(23.2)	(5.4)	(7.0)
Total realized investment gains (losses)	(69.3)	(17.9)	21.3
Change in allowance for credit losses (a)	8.1	(52.6)	12.2
Change in fair value of equity securities (b)	.4	(2.9)	(7.3)
Other changes in fair value (c)	(8.2)	(62.0)	(7.1)
Other investment gains (losses)	.3	(117.5)	(2.2)
Total investment gains (losses)	$(69.0)	$(135.4)	$19.1
_________________
(a)    Changes in the allowance for credit losses includes $2.4 million, $(1.8) million and $11.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to investments held by VIEs.
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective years) were $0.1 million, $(7.3) million and $(7.8) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective years) were $(2.0) million, $(43.3) million and $(3.1) million for the years ended December 31, 2023, 2022 and 2021, respectively.

During 2023, we recognized net investment losses of $69.0 million, which were comprised of: (i) $68.7 million of net losses from the sales of investments; (ii) $0.2 million of losses related to equity securities, including the change in fair value; (iii) the net decrease in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $8.5 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.3 million; and (v) a decrease in the allowance for credit losses of $8.1 million.

During 2022, we recognized net investment losses of $135.4 million, which were comprised of: (i) $9.6 million of net losses from the sales of investments; (ii) $11.2 million of losses related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain fixed maturity investments with embedded derivatives of $45.9 million; (iv) the decrease in fair value of embedded derivatives related to a modified coinsurance agreement of $16.1 million; and (v) an increase in the allowance for credit losses of $52.6 million.

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

During 2023, the $58.9 million of realized losses on sales of $712.2 million of fixed maturity securities, available for sale, included: (i) $48.8 million related to various corporate securities; (ii) $6.7 million related to commercial mortgage-backed securities; and (iii) $3.4 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During 2022, the $104.0 million of realized losses on sales of $1,651.5 million of fixed maturity securities, available for sale included: (i) $70.9 million related to various corporate securities; (ii) $16.5 million related to non-agency residential

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

mortgage-backed securities: (iii) $7.5 million related to states and political subdivisions; and (iv) $9.1 million related to various other investments.

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

The following summarizes the investments sold at a loss during 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	5	$48.8	$26.3
Greater than or equal to 6 months and less than 12 months prior to sale	1	10.6	.1
Greater than 12 months prior to sale	2	3.9	2.4
		$63.3	$28.8

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$145.8	$136.8
Due after one year through five years	1,902.1	1,799.3
Due after five years through ten years	1,039.6	935.2
Due after ten years	10,540.0	8,946.6
Subtotal	13,627.5	11,817.9
Structured securities	5,663.4	5,119.3
Total	$19,290.9	$16,937.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$4.2	$(1.1)	$3.1
Greater than or equal to 6 months and less than 12 months	6	21.1	(6.2)	14.9
Greater than 12 months	5	64.5	(24.9)	39.6
Total		$89.8	$(32.2)	$57.6

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2023 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$332.0	$(5.3)	$5,199.0	$(640.6)	$5,531.0	$(645.9)
United States Treasury securities and obligations of United States government corporations and agencies	126.7	(10.2)	34.5	(3.1)	161.2	(13.3)
States and political subdivisions	236.9	(3.8)	990.0	(181.2)	1,226.9	(185.0)
Foreign governments	6.2	—	21.1	(2.3)	27.3	(2.3)
Asset-backed securities	46.9	(.8)	1,066.8	(106.0)	1,113.7	(106.8)
Agency residential mortgage-backed securities	73.4	(.4)	7.1	(.1)	80.5	(.5)
Non-agency residential mortgage-backed securities	69.0	(1.3)	1,062.9	(151.4)	1,131.9	(152.7)
Collateralized loan obligations	75.0	(.3)	590.9	(12.7)	665.9	(13.0)
Commercial mortgage-backed securities	203.8	(2.4)	1,914.1	(267.6)	2,117.9	(270.0)
Total fixed maturities, available for sale	$1,169.9	$(24.5)	$10,886.4	$(1,365.0)	$12,056.3	$(1,389.5)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2023, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three years ended December 31, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2020	$1.9	$.3	$—	$—	$2.2
Additions for securities for which credit losses were not previously recorded	6.1	.1	.1	—	6.3
Additions (reductions) for securities where an allowance was previously recorded	.2	(.4)	.2	—	—
Reduction for securities sold during the period	(.8)	—	(.1)	—	(.9)
Allowance at December 31, 2021	7.4	—	.2	—	7.6
Additions for securities for which credit losses were not previously recorded	48.9	.7	.5	.3	50.4
Additions (reductions) for securities where an allowance was previously recorded	10.3	.3	(.3)	—	10.3
Reduction for securities sold during the period	(12.2)	(.1)	—	—	(12.3)
Allowance at December 31, 2022	54.4	.9	.4	.3	56.0
Additions for securities for which credit losses were not previously recorded	7.3	.3	.1	—	7.7
Additions (reductions) for securities where an allowance was previously recorded	(7.3)	(.4)	—	(.2)	(7.9)
Reduction for securities sold during the period	(12.7)	(.1)	(.1)	—	(12.9)
Allowance at December 31, 2023	$41.7	$.7	$.4	$.1	$42.9

Structured Securities

At December 31, 2023, fixed maturity investments included structured securities with an estimated fair value of $6.8 billion (or 31.7 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2023.

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

The amortized cost and estimated fair value of structured securities at December 31, 2023, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,476.2	$1,372.4	6.4%
Agency residential mortgage-backed securities	639.0	648.0	3.0
Non-agency residential mortgage-backed securities	1,670.1	1,553.2	7.2
Collateralized loan obligations	1,042.5	1,032.8	4.8
Commercial mortgage-backed securities	2,487.4	2,218.1	10.3
Total structured securities	$7,315.2	$6,824.5	31.7%

Residential mortgage-backed securities ("RMBS") include transactions collateralized by agency-guaranteed and non-agency mortgage obligations.  Non-agency RMBS investments are primarily categorized by underlying borrower credit quality: Prime, Alt-A, Non-Qualified Mortgage ("Non-QM"), and Subprime.  Prime borrowers typically default with the lowest frequency, Alt-A and Non-QM default at higher rates, and Subprime borrowers default with the highest frequency.  In addition to borrower credit categories, RMBS investments include Re-Performing Loan ("RPL") and Credit Risk Transfer ("CRT") transactions.  RPL transactions include borrowers with prior difficulty meeting the original mortgage terms and were subsequently modified, resulting in a sustainable payback arrangement.  CRT securities are collateralized by Government-Sponsored Enterprise conforming mortgages and Prime borrowers, but without an agency guarantee against default losses.

Commercial mortgage-backed securities ("CMBS") are secured by commercial real estate mortgages, generally income producing properties that are managed for profit. Property types include, but are not limited to, hospitals, hotels, multi-family dwellings including apartments, nursing homes, office buildings, restaurants, retail centers and warehouses. While most CMBS have call protection features whereby underlying borrowers may not prepay their mortgages for stated periods of time without incurring prepayment penalties, recoveries on defaulted collateral may result in involuntary prepayments.

Mortgage Loans

Mortgage loans are carried at amortized unpaid balance, net of allowance for estimated credit losses. Interest income is accrued on the principal amount of the loan based on the loan's contractual interest rate. Payment terms specified for mortgage

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At December 31, 2023, we held commercial mortgage loan investments with an amortized cost and fair value of $1,457.5 million and $1,305.1 million, respectively. Approximately 16 percent, 8 percent, 6 percent and 6 percent of the commercial mortgage loan balance were on properties located in California, Maryland, Wisconsin and Indiana, respectively. No other state comprised greater than five percent of the commercial mortgage loan balance. At December 31, 2023, there were no commercial mortgage loans in process of foreclosure.

At December 31, 2023, we held residential mortgage loan investments with an amortized cost of $622.0 million and a fair value of $621.8 million. At December 31, 2023, there were ten residential mortgage loans that were noncurrent with an amortized cost of $4.9 million (of which, six loans with an amortized cost of $2.4 million were in foreclosure).

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2023 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2023	2022	2021	2020	2019	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$239.1	$146.6	$114.8	$33.6	$73.4	$459.5	$1,067.0	$963.8	$3,938.2
60% to less than 70%	47.1	87.2	11.0	5.5	—	36.4	187.2	168.9	287.0
70% to less than 80%	19.4	77.8	24.8	—	—	39.9	161.9	140.5	214.1
80% to less than 90%	—	—	—	—	—	17.3	17.3	14.3	20.8
90% or greater	—	—	—	—	—	24.1	24.1	17.6	25.1
Total	$305.6	$311.6	$150.6	$39.1	$73.4	$577.2	$1,457.5	$1,305.1	$4,485.2
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three years ended December 31, 2023 (dollars in millions):

Mortgage loans
Allowance for credit losses at December 31, 2020	$11.8
Current period provision for expected credit losses	(6.2)
Allowance for credit losses at December 31, 2021	5.6
Current period provision for expected credit losses	2.4
Allowance for credit losses at December 31, 2022	8.0
Current period provision for expected credit losses	7.4
Allowance for credit losses at December 31, 2023	$15.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Other Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate fair value of $38.0 million and $37.2 million at December 31, 2023 and 2022, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2023 and 2022.

4. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives.  We carry our COLI, which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments that are not carried at fair value, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products and funding agreements, investment borrowings, notes payable and borrowings related to VIEs.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 92 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2023 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,678.2	$159.3	$11,837.5
United States Treasury securities and obligations of United States government corporations and agencies	—	194.4	—	194.4
States and political subdivisions	—	2,566.7	—	2,566.7
Foreign governments	—	83.1	—	83.1
Asset-backed securities	—	1,346.9	25.5	1,372.4
Agency residential mortgage-backed securities	—	648.0	—	648.0
Non-agency residential mortgage-backed securities	—	1,553.2	—	1,553.2
Collateralized loan obligations	—	1,032.8	—	1,032.8
Commercial mortgage-backed securities	—	2,205.0	13.1	2,218.1
Total fixed maturities, available for sale	—	21,308.3	197.9	21,506.2
Equity securities - corporate securities	24.2	—	72.7	96.9
Trading securities:
Asset-backed securities	—	32.8	—	32.8
Agency residential mortgage-backed securities	—	3.5	—	3.5
Non-agency residential mortgage-backed securities	—	58.5	—	58.5
Collateralized loan obligations	—	9.0	—	9.0
Commercial mortgage-backed securities	—	118.9	—	118.9
Total trading securities	—	222.7	—	222.7
Investments held by variable interest entities - corporate securities	—	768.6	—	768.6
Other invested assets:
Derivatives	—	239.2	—	239.2
Residual tranches	—	7.5	31.5	39.0
Total other invested assets	—	246.7	31.5	278.2
Market risk benefit asset	—	—	75.4	75.4
Assets held in separate accounts	—	3.1	—	3.1
Total assets carried at fair value by category	$24.2	$22,549.4	$377.5	$22,951.1

Liabilities:
Market risk benefit liability	$—	$—	$7.4	$7.4
Embedded derivatives associated with fixed indexed annuity products	—	—	1,376.7	1,376.7
Total liabilities carried at fair value by category	$—	$—	$1,384.1	$1,384.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,926.9	$1,926.9	$2,064.1
Policy loans	—	—	128.5	128.5	128.5
Other invested assets:
Company-owned life insurance (a)	—	303.0	—	303.0	303.0
Cash and cash equivalents:
Unrestricted	774.5	—	—	774.5	774.5
Held by variable interest entities	114.5	—	—	114.5	114.5
Liabilities:
Policyholder account balances	—	—	15,667.8	15,667.8	15,667.8
Future policy benefits	—	—	(274.9)	(274.9)	(274.9)
Investment borrowings	—	2,190.2	—	2,190.2	2,189.3
Borrowings related to variable interest entities	—	814.8	—	814.8	820.8
Notes payable – direct corporate obligations	—	1,097.3	—	1,097.3	1,140.5

_________
(a)Includes $202.9 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan".

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the year ended December 31, 2023 (dollars in millions):

	December 31, 2023
	Beginning balance as of December 31, 2022	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of December 31, 2023	Amount of total gains (losses) for the year ended December 31, 2023 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the year ended December 31, 2023 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$26.3	$(1.7)	$8.3	$9.2	$(10.6)	$159.3	$(1.7)	$5.1
Asset-backed securities	57.0	(6.3)	(.2)	(1.7)	—	(23.3)	25.5	—	(1.9)
Non-agency residential mortgage-backed securities	56.2	—	—	—	—	(56.2)	—	—	—
Collateralized loan obligations	3.4	—	—	—	—	(3.4)	—	—	—
Commercial mortgage-backed securities	14.5	—	—	(1.4)	—	—	13.1	—	(1.5)
Total fixed maturities, available for sale	258.9	20.0	(1.9)	5.2	9.2	(93.5)	197.9	(1.7)	1.7
Equity securities - corporate securities	75.7	(2.1)	(.9)	—	—	—	72.7	(.5)	—
Trading securities - non-agency residential mortgage-backed securities	.5	—	—	—	—	(.5)	—	—	—
Other invested assets - residual tranches	18.3	13.1	.1	—	—	—	31.5	.1	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. The following summarizes such activity for the year ended December 31, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$27.7	$(1.4)	$—	$—	$26.3
Asset-backed securities	—	(6.3)	—	—	(6.3)
Total fixed maturities, available for sale	27.7	(7.7)	—	—	20.0
Equity securities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	13.5	(.4)	—	—	13.1

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

At December 31, 2023, 79 percent of our Level 3 fixed maturities, available for sale, were investment grade and 80 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes changes in the value of our embedded derivatives associated with fixed indexed annuity products (classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Derivatives") which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	2023	2022
Balance at beginning of the period	$1,297.0	$1,724.1
Premiums less benefits	(57.4)	61.4
Change in fair value, net	137.1	(488.5)
Balance at end of the period	$1,376.7	$1,297.0

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2023 (dollars in millions):

	Fair value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	(2.22%)
Corporate securities (c)	2.5	Recovery method	Percent of recovery expected	(25.00%)
Corporate securities (d)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	8.6	Discounted cash flow analysis	Discount margins	(2.24%)
Equity securities (f)	63.4	Market comparables	EBITDA multiples	11.3X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	213.9	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (j)	75.4	Discounted cash flow analysis	Surrender rates	1.42% - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Total	377.5
Liabilities:
Market risk benefit liability (j)	7.4	Discounted cash flow analysis	Surrender rates	1.42 - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Embedded derivatives related to fixed indexed annuity products (k)	1,376.7	Discounted projected embedded derivatives	Projected portfolio yields	4.32% - 4.92% (4.57%)
			Discount rates	3.85% - 5.76% (4.41%)
			Surrender rates	1.42% - 23.70% (6.92%)
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
(j)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(k)    Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. The embedded derivatives related to fixed indexed annuity products are classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Derivatives".

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
(f)    Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is multiples of EBITDA. Generally, increases (decreases) in the EBITDA multiples would result in higher (lower) fair value measurements.

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
(j)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(k)    Embedded derivatives related to fixed indexed annuity products - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. The embedded derivatives related to fixed indexed annuity products are classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Derivatives".

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

In 2023 and 2022, we reviewed our actual mortality, lapse and morbidity experience and updated our assumptions for future cash flows. The impact of updating these assumptions is reflected in the "Effect of changes in cash flow assumptions" line items in the tables below.

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the year ended December 31, 2023 (dollars in millions):

	2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—
Effect of changes in discount rate assumptions, beginning of period	188.4	196.4	23.2	137.1	—
Beginning PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in cash flow assumptions	(145.0)	76.0	(32.1)	33.0	—
Effect of actual variances from expected experience	(57.2)	20.1	33.4	(71.0)	—
Adjusted beginning of period PVENP	2,767.5	3,093.1	1,058.6	2,274.1	—
Issuances	261.3	328.8	98.7	378.2	6.9
Interest accrual	127.4	123.3	49.9	94.0	—
Net premiums collected	(351.2)	(436.9)	(159.2)	(399.1)	(6.9)
Ending PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—
Effect of changes in discount rate assumptions, end of period	(86.8)	(99.1)	7.6	(67.6)	—
PVENP, end of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9
Effect of changes in discount rate assumptions, beginning of period	483.3	212.0	28.5	336.6	15.4
Beginning PVEFPB at original discount rate	6,370.1	3,245.1	4,186.6	4,754.5	326.3
Effect of changes in cash flow assumptions	(187.0)	86.5	(39.0)	34.5	(3.5)
Effect of actual variances from expected experience	(65.8)	30.3	47.2	(86.9)	2.3
Adjusted beginning of period PVEFPB	6,117.3	3,361.9	4,194.8	4,702.1	325.1
Issuances	261.7	328.9	99.4	388.4	7.0
Interest accrual	295.0	133.9	223.9	206.7	14.8
Benefit payments	(420.9)	(479.8)	(286.3)	(431.6)	(35.0)
Ending PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9
Effect of changes in discount rate assumptions, end of period	(229.8)	(108.3)	132.8	(170.9)	(3.0)
PVEFPB, end of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9

Net liability for future policy benefits	$3,305.1	$227.4	$3,309.0	$2,415.1	$308.9
Flooring impact	—	.5	—	—	—
Adjusted net liability for future policy benefits	3,305.1	227.9	3,309.0	2,415.1	308.9
Related reinsurance recoverable	(1.3)	—	(366.6)	(194.2)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,303.8	$227.9	$2,942.4	$2,220.9	$308.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the year ended December 31, 2022 (dollars in millions):

	2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
PVENP, beginning of period	$3,496.8	$3,454.0	$1,313.4	$2,483.7	$—
Effect of changes in discount rate assumptions, beginning of period	(525.6)	(341.8)	(183.2)	(239.4)	—
Beginning PVENP at original discount rate	2,971.2	3,112.2	1,130.2	2,244.3	—
Effect of changes in cash flow assumptions	8.3	—	(17.3)	9.5	—
Effect of actual variances from expected experience	(79.6)	(61.3)	(27.2)	(102.6)	—
Adjusted beginning of period PVENP	2,899.9	3,050.9	1,085.7	2,151.2	—
Issuances	298.6	286.9	87.1	479.1	7.1
Interest accrual	123.6	117.2	50.5	83.0	—
Net premiums collected	(352.4)	(458.0)	(166.0)	(401.2)	(7.1)
Ending PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in discount rate assumptions, end of period	(188.4)	(196.4)	(23.2)	(137.1)	—
PVENP, end of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—

PVEFPB, beginning of period	$7,688.0	$3,750.5	$5,501.6	$5,395.7	$431.9
Effect of changes in discount rate assumptions, beginning of period	(1,414.8)	(373.8)	(1,291.2)	(767.3)	(88.4)
Beginning PVEFPB at original discount rate	6,273.2	3,376.7	4,210.4	4,628.4	343.5
Effect of changes in cash flow assumptions	7.9	—	(32.8)	25.2	—
Effect of actual variances from expected experience	(82.8)	(63.8)	(36.1)	(120.1)	(4.2)
Adjusted beginning of period PVEFPB	6,198.3	3,312.9	4,141.5	4,533.5	339.3
Issuances	299.1	286.2	87.1	495.0	7.9
Interest accrual	289.1	128.4	222.9	193.6	15.2
Benefit payments	(416.4)	(482.4)	(264.9)	(467.6)	(36.1)
Ending PVEFPB at original discount rate	6,370.1	3,245.1	4,186.6	4,754.5	326.3
Effect of changes in discount rate assumptions, end of period	(483.3)	(212.0)	(28.5)	(336.6)	(15.4)
PVEFPB, end of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9

Net liability for future policy benefits	$3,105.5	$232.5	$3,124.0	$2,242.9	$310.9
Flooring impact	3.5	.3	2.8	—	—
Adjusted net liability for future policy benefits	3,109.0	232.8	3,126.8	2,242.9	310.9
Related reinsurance recoverable	(2.6)	—	(339.2)	(199.5)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,106.4	$232.8	$2,787.6	$2,043.4	$310.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	2023	2022
Balances included in the future policy benefits rollforwards:
Supplemental health	$3,305.1	$3,109.0
Medicare supplement	227.9	232.8
Long-term care	3,309.0	3,126.8
Traditional life	2,415.1	2,242.9
Other annuities	308.9	310.9
Reserves excluded from rollforward (a)	2,526.9	2,619.8
Deferred profit liability	64.8	55.2
Amount of reserves above (below) policyholder account balances (b)	(260.2)	(491.9)
Future loss reserves (c)	30.7	34.7
Future policy benefits	$11,928.2	$11,240.2

_______________
(a)     Primarily comprised of blocks of business that are 100% ceded.
(b)     Such amount represents the difference between: (i) the total insurance liabilities for our fixed indexed annuities (including the host contract and the related embedded derivative); and (ii) the policyholder account balances for these products. The accounting requirement to bifurcate the embedded derivative and value it at the current estimated fair value results in this amount.
(c)     In certain instances for interest-sensitive products, the total insurance liabilities for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (the "future loss reserve") be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Market assumptions are updated quarterly to reflect current market conditions. During 2023, we reviewed the nonmarket assumptions used to calculate MRBs and determined that such assumptions were appropriate.

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	2023	2022
Net liability (asset), beginning of period	$(54.0)	$86.2
Effect of changes in the instrument-specific credit risk, beginning of period	12.2	12.1
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	(41.8)	98.3
Issuances	(.2)	(1.6)
Interest accrual	21.3	16.5
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	(13.1)	(159.5)
Effect of changes in equity markets	5.9	(9.5)
Effect of changes in equity index volatility	(23.0)	13.4
Actual policyholder behavior different from expected behavior	3.8	1.1
Effect of changes in future expected policyholder behavior - other	(13.1)	(1.0)
Effect of changes in future expected policyholder behavior - risk margin	(1.5)	(4.3)
Effect of changes in assumptions	(1.5)	4.8
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	(63.2)	(41.8)
Effect of changes in the instrument-specific credit risk, end of period	(4.8)	(12.2)
Net liability (asset), end of period	(68.0)	(54.0)
Reinsurance recoverable, end of period	—	—
Net liability (asset), end of period, net of reinsurance	$(68.0)	$(54.0)

Balance reported as an asset	$75.4	$65.3
Balance reported as a liability	7.4	11.3
Net liability (asset)	$(68.0)	$(54.0)

Net amount at risk	$44.3	$69.7
Weighted average attained age of contract holders	69	68

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)			Interest accretion (b)
	2023	2022	2021	2023	2022	2021
Other annuity	$8.1	$8.7	$6.4	$14.8	$15.2	$16.1
Supplemental health	705.4	691.7	688.0	167.6	165.5	163.5
Medicare supplement	608.1	644.9	705.2	10.6	11.2	11.8
Long-term care	325.5	323.6	323.6	174.0	172.4	170.1
Traditional life	708.7	692.5	685.8	112.7	110.6	113.9
Total	$2,355.8	$2,361.4	$2,409.0	$479.7	$474.9	$475.4

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

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	2023		2022
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	376.7	308.9	403.4	310.9
Supplemental health
Expected future gross premiums	8,909.8	5,625.9	8,921.1	5,455.3
Expected future benefits and expenses	10,783.5	6,023.3	10,996.1	5,886.8
Medicare supplement
Expected future gross premiums	5,698.1	4,090.4	5,524.9	3,898.9
Expected future benefits and expenses	4,544.1	3,236.6	4,322.8	3,033.1
Long-term care
Expected future gross premiums	3,280.4	2,353.4	2,971.9	2,126.0
Expected future benefits and expenses	7,680.6	4,364.6	7,482.4	4,158.1
Traditional life
Expected future gross premiums	5,580.4	4,069.6	5,347.9	3,823.9
Expected future benefits and expenses	7,538.5	4,694.7	7,332.3	4,417.9

_____________________
(a)     Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in the three years ended December 31, 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	2023	2022
Other annuity	9.6	9.7
Supplemental health	11.4	11.8
Medicare supplement	6.4	6.0
Long-term care	10.6	10.6
Traditional life	10.4	10.1

The following table provides the weighted average interest rates for the liability for future policy benefits:

	2023	2022
Other annuity
Interest accretion rate	4.81%	4.75%
Current discount rate	5.09%	5.46%
Supplemental health
Interest accretion rate	5.01%	5.05%
Current discount rate	5.07%	5.45%
Medicare supplement
Interest accretion rate	4.29%	4.25%
Current discount rate	4.92%	5.26%
Long-term care
Interest accretion rate	5.68%	5.68%
Current discount rate	5.12%	5.49%
Traditional life
Interest accretion rate	4.77%	4.78%
Current discount rate	5.09%	5.46%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (b)	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances (funds collected from new business)	1,373.7	197.0	—	40.8	—	—
Premiums received (premiums collected from inforce business)	.1	2.7	28.1	203.4	—	273.4
Policy charges	(19.7)	(1.0)	—	(188.3)	—	—
Surrenders and withdrawals	(738.3)	(164.6)	(37.6)	(31.1)	(28.6)	(290.0)
Benefit payments	(243.9)	(106.9)	(5.9)	(24.7)	—	(.1)
Interest credited	112.6	46.1	2.3	46.0	28.8	2.6
Other	24.3	—	(.9)	(.5)	—	(.4)
Balance, end of period excluding contracts 100% ceded	9,999.2	1,636.4	113.1	1,255.2	1,411.0	381.0
Balance, end of period for contracts 100% ceded	139.4	592.4	25.2	104.6	—	10.3
Balance, end of period	$10,138.6	$2,228.8	$138.3	$1,359.8	$1,411.0	$391.3

Balance, end of period, reinsurance ceded	(139.4)	(592.4)	(25.2)	(122.9)	—	(24.1)
Balance, end of period, net of reinsurance	$9,999.2	$1,636.4	$113.1	$1,236.9	$1,411.0	$367.2

Weighted average crediting rate	1.8%	2.8%	2.4%	3.8%	2.0%	0.8%
Cash surrender value, net of reinsurance	$9,326.2	$1,610.0	$113.1	$1,013.6	$—	$367.2

_________________
(a)     Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b)     The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $28,241.0 million at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2022
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (b)	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$8,681.0	$1,806.1	$131.2	$1,163.9	$502.0	$368.0
Issuances (funds collected from new business)	1,509.2	83.7	—	42.1	899.0	—
Premiums received (premiums collected from inforce business)	.3	3.7	34.1	192.6	—	265.0
Policy charges	(14.4)	(.7)	—	(181.4)	—	—
Surrenders and withdrawals	(567.5)	(149.2)	(35.0)	(26.7)	(18.7)	(240.1)
Benefit payments	(247.8)	(127.1)	(5.5)	(23.9)	—	(.1)
Interest credited	107.6	46.1	2.3	43.1	28.5	2.7
Other	22.0	.5	—	(.1)	—	—
Balance, end of period excluding contracts 100% ceded	9,490.4	1,663.1	127.1	1,209.6	1,410.8	395.5
Balance, end of period for contracts 100% ceded	154.4	632.9	26.3	113.4	—	10.7
Balance, end of period	$9,644.8	$2,296.0	$153.4	$1,323.0	$1,410.8	$406.2

Balance, end of period, reinsurance ceded	(154.4)	(632.9)	(26.3)	(133.8)	—	(25.0)
Balance, end of period, net of reinsurance	$9,490.4	$1,663.1	$127.1	$1,189.2	$1,410.8	$381.2

Weighted average crediting rate	1.5%	2.8%	1.9%	3.7%	2.0%	0.7%
Cash surrender value, net of reinsurance	$8,842.7	$1,651.7	$127.1	$964.4	$—	$381.2
_________________
(a)    Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b)    The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $26,296.9 million at the balance sheet date.

The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	2023	2022
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$10,138.6	$9,644.8
Fixed interest annuities	2,228.8	2,296.0
Other annuities	138.3	153.4
Interest-sensitive life	1,359.8	1,323.0
Funding agreements	1,411.0	1,410.8
Other	391.3	406.2
Total	$15,667.8	$15,234.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	112.9	232.6	225.3	105.7	$676.5
3.00%-4.99%	1,438.4	27.3	—	—	1,465.7
5.00% and greater	86.6	—	—	—	86.6
Subtotal	1,637.9	259.9	225.3	105.7	2,228.8
Other annuities
0.00%-2.99%	34.4	25.0	—	—	59.4
3.00%-4.99%	44.9	—	—	—	44.9
5.00% and greater	34.0	—	—	—	34.0
Subtotal	113.3	25.0	—	—	138.3
Interest-sensitive life
0.00%-2.99%	16.2	7.9	14.9	637.7	676.7
3.00%-4.99%	448.1	50.1	162.2	.5	660.9
5.00% and greater	21.7	.5	—	—	22.2
Subtotal	486.0	58.5	177.1	638.2	1,359.8
Other
0.00%-2.99%	17.3	350.8	—	—	368.1
3.00%-4.99%	23.0	—	—	—	23.0
5.00% and greater	.2	—	—	—	.2
Subtotal	40.5	350.8	—	—	391.3
Total
0.00%-2.99%	180.8	616.3	240.2	743.4	1,780.7
3.00%-4.99%	1,954.4	77.4	162.2	.5	2,194.5
5.00% and greater	142.5	.5	—	—	143.0
Total policyholder account balances, excluding fixed indexed annuities	$2,277.7	$694.2	$402.4	$743.9	4,118.2
Fixed indexed annuity account balances					10,138.6
Funding agreements					1,411.0
Total policyholder account balances					$15,667.8
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2022
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	159.0	293.7	41.9	73.7	$568.3
3.00%-4.99%	1,610.0	27.4	.1	—	1,637.5
5.00% and greater	90.2	—	—	—	90.2
Subtotal	1,859.2	321.1	42.0	73.7	2,296.0
Other annuities
0.00%-2.99%	46.7	30.0	—	—	76.7
3.00%-4.99%	66.2	—	—	—	66.2
5.00% and greater	10.5	—	—	—	10.5
Subtotal	123.4	30.0	—	—	153.4
Interest-sensitive life
0.00%-2.99%	8.7	—	54.4	200.9	264.0
3.00%-4.99%	401.8	120.6	147.0	366.6	1,036.0
5.00% and greater	22.1	.5	—	.4	23.0
Subtotal	432.6	121.1	201.4	567.9	1,323.0
Other
0.00%-2.99%	18.0	363.9	—	—	381.9
3.00%-4.99%	23.9	—	—	—	23.9
5.00% and greater	.4	—	—	—	.4
Subtotal	42.3	363.9	—	—	406.2
Total
0.00%-2.99%	232.4	687.6	96.3	274.6	1,290.9
3.00%-4.99%	2,101.9	148.0	147.1	366.6	2,763.6
5.00% and greater	123.2	.5	—	.4	124.1
Total policyholder account balances, excluding fixed indexed annuities	$2,457.5	$836.1	$243.4	$641.6	4,178.6
Fixed indexed annuity account balances					9,644.8
Funding agreements					1,410.8
Total policyholder account balances					$15,234.2
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

6. INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	2023	2022	2021
Current tax expense	$68.3	$31.8	$64.1
Deferred tax expense	12.0	154.1	98.7
Total income tax expense	$80.3	$185.9	$162.8

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, a tax-and-spending package intended to provide economic relief to address the impact of the novel coronavirus pandemic, was signed into law in March 2020. Provisions in the CARES Act permitted NOLs arising in a taxable year beginning after December 31, 2017, and before January 1, 2021 to be allowed as a carryback to each of the five taxable years preceding the taxable year of such loss. Accordingly, we were able to carryback the NOL created in 2018 related to the long-term care reinsurance transaction to 2017 and 2016 resulting in a $34.0 million tax benefit in 2020 due to the difference in tax rates between the current enacted rate of 21% and the enacted rate in 2016 and 2017 of 35%. This provision also accelerated the utilization of approximately $375 million of life NOLs and restored approximately $130 million of non-life NOLs. Further, the CARES Act temporarily repealed the 80 percent limitation for taxable years beginning before January 1, 2021 (as required under the Tax Cuts and Job Act). This provision resulted in the acceleration of approximately $105 million of life NOLs and restored approximately $35 million of non-life NOLs. In July 2021, we received an $80 million refund from the Internal Revenue Service (the "IRS") pursuant to the carryback provisions in the CARES Act.

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2023	2022	2021
U.S. statutory corporate rate	21.0%	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.7)	(.4)	(.5)
State taxes	2.2	2.2	1.7
Effective tax rate	22.5%	22.8%	22.2%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2023	2022
Deferred tax assets:
Net federal operating loss carryforwards	$77.1	$166.0
Net state operating loss carryforwards	2.5	2.5
Insurance liabilities	322.8	298.5
Indirect costs allocable to self-constructed real estate assets	252.9	214.8
Accumulated other comprehensive loss	445.5	552.4
Other	35.6	7.3
Gross deferred tax assets	1,136.4	1,241.5
Deferred tax liabilities:
Investments	(36.3)	(37.2)
Present value of future profits and deferred acquisition costs	(163.0)	(148.9)
Gross deferred tax liabilities	(199.3)	(186.1)
Net deferred tax assets	937.1	1,055.4
Current income taxes prepaid (accrued)	(.9)	8.0
Income tax assets, net	$936.2	$1,063.4

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2023, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $937.1 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.81 percent at December 31, 2023), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2023, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

In 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of an ownership change occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. The Section 382 Rights Agreement has been amended five times, most recently effective November 13, 2023 (the "Fifth Amended and Restated Section 382 Rights Agreement"). The Fifth Amended and Restated Section 382 Rights Agreement extended the expiration date of the Section 382 Rights Agreement to November 13, 2026, updated the purchase price of the rights described below and provided for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock. The Company expects to submit

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

the Fifth Amended and Restated Section 382 Rights Agreement to the Company's stockholders for approval at the Company’s 2024 annual meeting.
Under the Section 382 Rights Agreement, one right was distributed for each share of our common stock outstanding as of the close of business on January 30, 2009 and for each share issued after that date. Pursuant to the Fifth Amended and Restated Section 382 Rights Agreement, if any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the Company's outstanding common stock (or any other interest in the Company that would be treated as "stock" under applicable Section 382 regulations) without the approval of the Board of Directors, there would be a triggering event causing significant dilution in the voting power and economic ownership of that person or group. Shareholders who held more than 4.99 percent of the Company's outstanding common stock as of November 13, 2023 will trigger a dilutive event only if they acquire additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

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

We have $367.2 million of federal NOLs as of December 31, 2023, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2026	$15.7
2027	10.8
2028	80.3
2029	213.2
2030	.3
2031	.2
2032	44.4
2033	.6
2034	.9
2035	.8
Total federal non-life NOLs	$367.2

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire.
We also had deferred tax assets related to NOLs for state income taxes of $2.5 million at both December 31, 2023 and 2022.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

There were no unrecognized tax benefits in either 2023 or 2022.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The IRS is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2023. The Company’s various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2023 and 2022 (dollars in millions):

	2023	2022
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issuance costs	(9.5)	(11.2)
Direct corporate obligations	$1,140.5	$1,138.8

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Revolving Credit Agreement

On May 19, 2015, the Company entered into a $150.0 million four-year unsecured revolving credit agreement with KeyBank National Association, as administrative agent (the "Agent"), and the lenders from time to time party thereto. On May 19, 2015, the Company made an initial drawing of $100.0 million under the Revolving Credit Agreement. On October 13, 2017, the Company entered into an amendment and restatement agreement (the "Amendment Agreement") with respect to its revolving credit agreement (as amended by the Amendment Agreement, the Second Amendment Agreement (as described below), the Third Amendment to Credit Agreement, dated as of August 11, 2021 and the Fourth Amendment (as described below), the "Revolving Credit Agreement"). The Amendment Agreement, among other things, increased the total commitments available under the revolving credit facility from $150.0 million to $250.0 million, increased the aggregate amount of additional incremental loans the Company may incur from $50.0 million to $100.0 million and extended the maturity date of the revolving credit facility from May 19, 2019 to October 13, 2022 (which was further extended in July 2021 as described below). As described above, all amounts outstanding under the Revolving Credit Agreement were repaid in connection with the issuance of the 2029 Notes.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

RBC ratio covenant and (iv) extends the maturity date of the revolving credit facility to July 16, 2026. The Second Amendment Agreement continues to contain certain other restrictive covenants with which the Company must comply.

On May 4, 2023, the Company entered into a fourth amendment and restatement agreement (the "Fourth Amendment Agreement") with respect to its Revolving Credit Agreement. The Fourth Amendment Agreement replaces the London interbank offered rate with the Secured Overnight Financing Rate ("SOFR") as the applicable reference rate for loans and commitments under the Revolving Credit Agreement denominated in U.S. dollars.

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

The interest rate applicable to loans under the Revolving Credit Agreement is calculated, at the Company’s option, as the SOFR (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate plus a margin based on the Company’s unsecured debt rating. The base rate (defined as a per annum rate) is equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the "prime rate" of the Agent; and (iii) the Adjusted Term SOFR (as defined in the Revolving Credit Agreement) for a one-month interest period plus 1.00 percent per annum. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR rate, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. In addition, the daily average undrawn portion of the Revolving Credit Agreement accrues a commitment fee payable quarterly in arrears. The applicable margin for, and the commitment fee applicable to, the Revolving Credit Agreement, will be adjusted from time to time pursuant to a ratings based pricing grid.

The Revolving Credit Agreement contains certain financial, affirmative and negative covenants. The negative covenants in the Revolving Credit Agreement include restrictions that relate to, among other things and subject to customary baskets, exceptions and limitations for facilities of this type:

•subsidiary debt;
•liens;
•restrictive agreements;
•restricted payments during the continuance of certain events of default;
•disposition of assets and sale and leaseback transactions;
•transactions with affiliates;
•change in business;
•fundamental changes;
•modification of certain agreements; and
•changes to fiscal year.

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 21.5 percent at December 31, 2023); and (ii) a minimum consolidated net worth of not less than the sum of $2,674.0 million plus 25.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,792.4 million at December 31, 2023 compared to the minimum requirement of $2,697.0 million).

The Revolving Credit Agreement provides for customary events of default (subject in certain cases to customary grace and cure periods), which include, without limitation, the following:

•non-payment;
•breach of representations, warranties or covenants;
•cross-default and cross-acceleration;
•bankruptcy and insolvency events;
•judgment defaults;

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

•actual or asserted invalidity of documentation with respect to the Revolving Credit Agreement;
•change of control; and
•customary ERISA defaults.

If an event of default under the Revolving Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the Revolving Credit Agreement.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2023 (dollars in millions):

Year ending December 31,
2024	$—
2025	500.0
2026	—
2027	—
2028	—
Thereafter	650.0
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

On June 7, 2019, the Joint Official Liquidators of Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) and Principal Growth Strategies, LLC, commenced suit against, among others, CNO Financial Group, Inc., BCLIC, Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court. Plaintiffs have filed an Amended Complaint and the CNO Parties have moved to dismiss the Amended Complaint. The Delaware Chancery Court denied the CNO Parties’ motions to dismiss the Amended Complaint on the basis of forum non conveniens, but granted the CNO Parties’ motion to stay the case pending the conclusion of a related matter. On December 1, 2023, the Delaware Chancery Court lifted the stay as of November 30, 2023. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. The CNO Parties are vigorously contesting the plaintiffs’ claims.

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

Guaranty Fund Assessments

The balance sheet at December 31, 2023, included: (i) accruals of $6.0 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2023; and (ii) receivables of $9.5 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2022, such guaranty fund assessment accruals were $6.2 million and such receivables were $10.6 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.0 million, $2.1 million and $2.7 million in 2023, 2022 and 2021, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executive officers, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $19.8 million and $20.5 million at December 31, 2023 and 2022, respectively, and is included in the caption "Other liabilities" in the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company leases office space, equipment and computer software under contractual commitments or noncancellable operating lease agreements. Total expense pursuant to these agreements was $96.3 million, $86.4 million and $76.3 million in 2023, 2022 and 2021, respectively.

The Company leases office space for certain administrative operations under agreements that expire between 2024 and 2034. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2024 and 2030. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Information related to our right of use assets are as follows (dollars in millions):

	2023	2022

Operating lease expense	$26.3	$24.3
Cash paid for operating lease liability	23.8	25.5
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	62.4	21.7
Total right of use assets	85.3	46.6

Maturities of our operating lease liabilities as of December 31, 2023 are as follows (dollars in millions):

2024	$22.1
2025	16.8
2026	13.4
2027	10.3
2028	8.3
Thereafter	34.6
Total undiscounted lease payments	105.5
Less interest	(14.8)
Present value of lease liabilities	$90.7

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	3.79%

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its exclusive agency force. Benefits were based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $130.9 million and $128.8 million at December 31, 2023 and 2022, respectively. Expenses incurred on this plan were $10.1 million, $(42.8) million and $(2.6) million during 2023, 2022 and 2021, respectively (including the recognition of gains (losses) of $(3.6) million, $48.9 million and $8.9 million in 2023, 2022 and 2021, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the COLI assets was $202.9 million and $199.1 million at December 31, 2023 and 2022, respectively. Death benefits related to COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $13.0 million, $(4.4) million and $(2.7) million in 2023, 2022 and 2021, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2023	2022
Benefit obligations:
Discount rate	5.00%	5.25%
Net periodic cost:
Discount rate	5.25%	2.75%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2023 were as follows (dollars in millions):

2024	$8.2
2025	8.5
2026	8.8
2027	8.9
2028	8.9
2029 - 2033	44.4

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its exclusive agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $83.2 million and $62.5 million at December 31, 2023 and 2022, respectively. Company contribution expense totaled $6.2 million, $6.3 million and $6.0 million in 2023, 2022 and 2021, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in the consolidated balance sheet as other invested assets. The carrying value of the TOLI assets was $74.5 million and $54.9 million at December 31, 2023 and 2022, respectively.
The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $10.9 million, $10.3 million and $6.7 million in 2023, 2022 and 2021, respectively. Employer matching contributions are discretionary.

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2023	2022
Assets:
Other invested assets:
Fixed indexed call options	$239.2	$56.7
Reinsurance receivables	(17.5)	(17.8)
Total assets	$221.7	$38.9
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,651.6	$1,788.4
Future policy benefits	(274.9)	(491.4)
Total liabilities	$1,376.7	$1,297.0

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $83 million in underlying investments held by the ceding reinsurer at December 31, 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed indexed annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2022	Additions	Maturities/terminations	December 31, 2023
Fixed indexed annuities - embedded derivative	Policies	123,486	11,730	(9,918)	125,298
Fixed indexed call options	Notional (a)	$2,784.3	$3,320.9	$(2,837.3)	$3,267.9
_________________
(a) Dollars in millions.

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2023	2022	2021
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$129.0	$(206.6)	$220.9
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	.3	(16.1)	(3.1)
Total revenues from derivative instruments, not designated as hedges	129.3	(222.7)	217.8
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	137.1	(488.5)	(23.5)
Net pre-tax impact	$(7.8)	$265.8	$241.3

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2023, all of our counterparties were rated "A" or higher by S&P.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2023 and 2022 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
December 31, 2023:
Fixed indexed call options	$239.2	$—	$239.2	$37.0	$—	$202.2
December 31, 2022:
Fixed indexed call options	56.7	—	56.7	—	—	56.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

11. SHAREHOLDERS' EQUITY

In May 2011, the Company announced a securities repurchase program. In 2023, 2022 and 2021, we repurchased 6.6 million, 7.6 million and 16.6 million shares, respectively, for $165.1 million, $180.0 million and $402.4 million, respectively, under the securities repurchase program. The Company had remaining repurchase authority of $521.8 million as of December 31, 2023.

In 2023, 2022 and 2021, dividends declared on common stock totaled $67.9 million ($0.59 per common share), $65.0 million ($0.55 per common share) and $66.1 million ($0.51 per common share), respectively. In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share. In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share. In May 2021, the Company increased its quarterly common stock dividend to $0.13 per share from $0.12 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company (although no grants have been made to such other individuals). As of December 31, 2023, 2022 and 2021, there were 4.1 million shares, 5.6 million shares and 7.8 million shares, respectively, that were available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock options granted in 2015 through 2019 generally vested on a graded basis over a three year service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million of stock options vested on a graded basis over a five year service term and expires ten years from the date of grant. There have been no stock options granted since 2019. The vesting periods for our awards of restricted stock units generally range from immediate vesting to a period of three years.

A summary of the Company's stock option activity and related information for 2023 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	2,736	$19.45
Options granted	—	—
Exercised	(484)	(19.43)		$2.9
Forfeited or terminated	(67)	(19.62)
Outstanding at the end of the year	2,185	19.45	3.9	$11.8
Options exercisable at the end of the year	2,185		3.9	$11.8

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

We recognized compensation expense related to stock options totaling $0.3 million ($0.2 million after income taxes) in 2023, $0.9 million ($0.7 million after income taxes) in 2022 and $1.6 million ($1.3 million after income taxes) in 2021. Compensation expense related to stock options reduced both basic and diluted earnings per share by less than one cent in 2023 and by one cent in each of 2022 and 2021. At December 31, 2023, there was no unrecognized compensation expense for non-vested stock options. Cash received by the Company from the exercise of stock options was $9.2 million, $10.4 million and $18.4 million during 2023, 2022 and 2021, respectively.

The following table summarizes information about stock options outstanding at December 31, 2023 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Average exercise price	Number exercisable	Average exercise price
$15.08 - $21.06	1,925	3.9	$18.92	1,925	$18.92
$23.33	260	4.0	23.33	260	23.33
	2,185			2,185

During 2023, 2022 and 2021, the Company granted restricted stock of 0.5 million, 0.5 million and 0.4 million, respectively, to certain directors, officers and employees of the Company at a weighted average fair value of $24.93 per share, $23.59 per share and $23.53 per share, respectively. The fair value of such grants totaled $11.5 million, $12.0 million and $10.5 million in 2023, 2022 and 2021, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2023 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	1,023	$22.01
Granted	462	24.93
Vested	(483)	21.87
Forfeited	(14)	24.11
Non-vested shares, end of year	988	23.41

At December 31, 2023, the unrecognized compensation expense for non-vested restricted stock totaled $10.1 million which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2022, the unrecognized compensation expense for non-vested restricted stock totaled $9.8 million. We recognized compensation expense related to restricted stock awards totaling $10.9 million, $9.9 million and $9.0 million in 2023, 2022 and 2021, respectively. The fair value of restricted stock that vested during 2023, 2022 and 2021 was $10.4 million, $8.3 million and $8.4 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

In 2023, 2022 and 2021, the Company granted performance units totaling 0.4 million, 0.4 million and 0.4 million, respectively, pursuant to its long-term incentive plan to certain officers of the Company. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally one to three years), each as defined in the award. The performance units granted in 2023, 2022 and 2021 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Operating earnings per share awards
Awards outstanding at December 31, 2020	339	581	239
Granted in 2021	—	209	209
Additional shares issued pursuant to achieving certain performance criteria (a)	—	57	—
Shares vested in 2021	(81)	(178)	—
Forfeited	(55)	(34)	(23)
Awards outstanding at December 31, 2021	203	635	425
Granted in 2022	—	204	204
Additional shares issued pursuant to achieving certain performance criteria (a)	188	186	—
Shares vested in 2022	(389)	(390)	—
Forfeited	—	(24)	(25)
Awards outstanding at December 31, 2022	2	611	604
Granted in 2023	—	215	216
Additional shares issued pursuant to achieving certain performance criteria (a)	—	221	221
Shares vested in 2023	(1)	(443)	(441)
Forfeited	—	(9)	(9)
Awards outstanding at December 31, 2023	1	595	591

_________________________
(a) The performance units that vested in 2021, 2022 and 2023 provided for a payout of up to 200 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded was $11.9 million and $10.5 million in 2023 and 2022, respectively. We recognized compensation expense of $11.3 million, $13.8 million and $14.6 million in 2023, 2022 and 2021, respectively, related to the performance units.

As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Section 382 Rights Agreement in 2009 and has amended and extended the Section 382 Rights Agreement on five occasions, most recently effective November 13, 2023. The Section 382 Rights Agreement, as amended, is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Section 382 Rights Agreement, as amended, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series F Junior Participating Preferred Stock, par value $.01 per share (the "Junior Preferred Stock"), of the Company at a price of $110.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Section 382 Rights Agreement, as amended. The Rights would become exercisable in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO (a "Threshold Holder") without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2023	2022	2021
Net income for basic earnings per share	$276.5	$630.6	$570.3
Shares:
Weighted average shares outstanding for basic earnings per share	113,275	115,733	128,400
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,849	1,984	2,726
Weighted average shares outstanding for diluted earnings per share	115,124	117,717	131,126

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

Accumulated other comprehensive income (loss) included in shareholders' equity as of December 31, 2023 and 2022, is comprised of the following (dollars in millions):

	2023	2022
Net unrealized losses on investments having no allowance for credit losses	$(1,235.2)	$(1,247.0)
Unrealized losses on investments with an allowance for credit losses	(931.0)	(1,780.7)
Change in discount rates for liability for future policy benefits	133.4	500.7
Change in instrument-specific credit risk for market risk benefits	4.8	12.2
Deferred income tax assets	451.2	557.5
Accumulated other comprehensive loss	$(1,576.8)	$(1,957.3)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2023	2022	2021
Direct premiums collected (a)	$4,574.9	$4,619.7	$4,457.7
Reinsurance assumed	16.6	18.6	20.7
Reinsurance ceded	(194.6)	(214.6)	(231.3)
Premiums collected, net of reinsurance	4,396.9	4,423.7	4,247.1
Change in unearned premiums	18.5	9.8	0.9
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities (a)	(2,111.7)	(2,123.6)	(1,905.2)
Premiums on traditional products with mortality or morbidity risk	2,303.7	2,309.9	2,342.8
Fees and surrender charges on interest-sensitive products	201.8	189.9	180.6
Insurance policy income	$2,505.5	$2,499.8	$2,523.4
________________
(a)     Excludes $899.0 million and $499.9 million in 2022 and 2021, respectively, of funds received from the issuance of funding agreements pursuant to our FABN program.

The four states with the largest shares of 2023 collected premiums were Florida (11 percent), Pennsylvania (6 percent), Iowa (5 percent) and Texas (5 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2023	2022	2021
Commission expense	$111.1	$114.2	$110.9
Salaries and wages	290.9	287.9	267.9
Other	646.3	548.8	603.0
Total other operating costs and expenses	$1,048.3	$950.9	$981.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in deferred acquisition costs were as follows (dollars in millions):

	2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	88.9	11.3	60.6	24.1	17.5	36.8	114.3	—	353.5
Amortization expense	(46.9)	(3.9)	(31.4)	(27.8)	(15.1)	(14.5)	(51.5)	(1.5)	(192.6)
End of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3

	2022
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$313.0	$19.0	$357.5	$170.2	$136.4	$196.3	$357.6	$3.3	$1,553.3
Capitalizations	92.8	4.1	50.5	20.7	16.8	29.8	94.6	4.2	313.5
Amortization expense	(40.2)	(3.5)	(29.2)	(29.7)	(15.3)	(13.9)	(43.1)	(1.5)	(176.4)
End of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4

	2021
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$266.0	$20.6	$339.0	$169.5	$133.4	$179.9	$318.0	$—	$1,426.4
Capitalizations	81.5	2.1	46.2	28.2	17.9	30.9	76.7	3.4	286.9
Amortization expense	(34.5)	(3.7)	(27.7)	(27.5)	(14.9)	(14.5)	(37.1)	(.1)	(160.0)
End of period	$313.0	$19.0	$357.5	$170.2	$136.4	$196.3	$357.6	$3.3	$1,553.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Changes in the present value of future profits were as follows (dollars in millions):

	2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7
Amortization expense	(13.0)	(6.9)	(1.0)	(1.9)	(.1)	(.1)	(23.0)
End of period	$141.0	$20.6	$5.2	$12.9	$.7	$.3	$180.7

	2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$168.1	$36.5	$7.3	$16.9	$.9	$.4	$230.1
Amortization expense	(14.1)	(9.0)	(1.1)	(2.1)	(.1)	—	(26.4)
End of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7

	2021
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$183.1	$47.0	$8.6	$19.3	$1.1	$.5	$259.6
Amortization expense	(15.0)	(10.5)	(1.3)	(2.4)	(.2)	(.1)	(29.5)
End of period	$168.1	$36.5	$7.3	$16.9	$.9	$.4	$230.1

Changes in sales inducements were as follows (dollars in millions):

	2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	23.5	.9	24.4
Amortization expense	(11.0)	(.8)	(11.8)
End of period	$88.5	$4.6	$93.1

	2022
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$63.0	$5.0	$68.0
Capitalizations	22.1	.4	22.5
Amortization expense	(9.1)	(.9)	(10.0)
End of period	$76.0	$4.5	$80.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2021
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$53.6	$5.8	$59.4
Capitalizations	17.1	.2	17.3
Amortization expense	(7.7)	(1.0)	(8.7)
End of period	$63.0	$5.0	$68.0

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2023 balance of the present value of future profits in 2024, 10 percent in 2025, 9 percent in 2026, 8 percent in 2027 and 7 percent in 2028.

13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2023	2022	2021
Cash flows from operating activities:
Net income	$276.5	$630.6	$570.3
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	267.4	248.5	236.6
Income taxes	21.1	152.0	182.6
Insurance liabilities	449.7	(374.7)	269.0
Accrual and amortization of investment income	(170.7)	138.7	(347.6)
Deferral of policy acquisition costs	(377.9)	(336.0)	(304.2)
Net investment (gains) losses	69.0	135.4	(19.1)
Other (a)	47.8	(99.1)	10.7
Net cash from operating activities	$582.9	$495.4	$598.3

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2023	2022	2021
Stock options, restricted stock and performance units	$23.3	$25.2	$26.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's U.S. based insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2023	2022
Statutory capital and surplus	$1,558.9	$1,849.8
Asset valuation reserve	352.5	305.8
Interest maintenance reserve	368.1	395.7
Total	$2,279.5	$2,551.3

Such statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2023 and 2022, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by our U.S. based insurance subsidiaries to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income (a non-GAAP measure) of our U.S. based insurance subsidiaries was $105.0 million, $238.0 million and $277.5 million in 2023, 2022 and 2021, respectively. Included in net income were net realized capital losses, net of income taxes, of $26.3 million, $25.9 million and $11.2 million in 2023, 2022 and 2021, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries totaling $190.1 million, $168.4 million and $164.2 million in 2023, 2022 and 2021, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of our U.S. based insurance subsidiaries without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate U.S. based insurance subsidiaries of CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2023, our U.S. based insurance subsidiaries paid dividends of $526.5 million to CDOC. In 2023, CDOC contributed $265.0 million to CNO Bermuda Re, Ltd. ("CNO Bermuda Re"), a Bermuda reinsurance company wholly owned by CNO primarily in connection with an initial reinsurance transaction between CNO Bermuda Re and Bankers Life. In 2023, CDOC also made capital contributions of $34.4 million to CLTX.

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

RBC requirements provide a tool for state insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2023 statutory annual statements of each of our U.S. based insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

We calculate the consolidated RBC ratio by assuming all of the assets, liabilities, capital and surplus and other aspects of the business of our U.S. based insurance subsidiaries are combined together in one insurance subsidiary, with appropriate intercompany eliminations.

CNO Bermuda Re is registered by and subject to the supervision of the Bermuda Monetary Authority (the "BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended (the "Insurance Act"). The Insurance Act imposes solvency and liquidity requirements as well as auditing and reporting requirements. The BMA measures an insurers risk and determines appropriate levels of capitalization by using a risk-based capital model called the Bermuda Solvency Capital Requirement ("BSCR"). The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to their capital. We are currently completing the 2023 BSCR for CNO Bermuda Re and we believe we will exceed the BMA's target level of required statutory economic capital and surplus. The Insurance Act requires an insurer's statutory assets must exceed their statutory liabilities by an amount greater than or equal to their prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class C insurer is the greater of: (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the BSCR model or a Bermuda-approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class C insurer’s business. The BSCR formula establishes capital requirements for certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, credit risk, catastrophe risk, and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each insurer equal to 120 percent of its ECR. While qualifying insurers are not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight. CNO Bermuda Re has entered into a Capital and Liquidity Maintenance Agreement (the "CLMA") with CDOC. Pursuant to the CLMA, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following its initial reinsurance transaction unless approved by the BMA.

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsurance business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

The Worksite Division focuses on the sale of voluntary benefit life and health insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business while further capitalizing on the strength of our wholly-owned subsidiary, Optavise, a national provider of year-round technology-driven employee benefits management services.

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

Operating information by segment is as follows (dollars in millions):

	2023	2022	2021
Revenues:
Annuity:
Insurance policy income	$28.4	$23.1	$19.6
Net investment income	516.3	480.0	468.9
Total annuity revenues	544.7	503.1	488.5
Health:
Insurance policy income	1,594.6	1,617.3	1,661.5
Net investment income	296.7	293.3	293.5
Total health revenues	1,891.3	1,910.6	1,955.0
Life:
Insurance policy income	882.5	859.4	842.3
Net investment income	144.8	141.9	143.2
Total life revenues	1,027.3	1,001.3	985.5
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	131.5	(205.3)	219.8
Investment income not allocated to product lines	335.6	257.5	264.8
Fee revenue and other income:
Fee revenue	177.6	169.3	147.6
Amounts netted in expenses not allocated to product lines	36.6	30.5	14.9
Total segment revenues	$4,144.6	$3,667.0	$4,076.1

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

(continued from previous page)

	2023	2022	2021
Expenses:
Annuity:
Insurance policy benefits	$29.0	$38.3	$28.4
Interest credited	209.4	175.5	162.9
Amortization and non-deferred commissions	71.3	62.4	54.0
Total annuity expenses	309.7	276.2	245.3
Health:
Insurance policy benefits	1,234.9	1,237.5	1,289.1
Amortization and non-deferred commissions	162.1	168.7	168.3
Total health expenses	1,397.0	1,406.2	1,457.4
Life:
Insurance policy benefits	570.0	575.3	567.5
Interest credited	49.3	49.0	45.8
Amortization, non-deferred commissions and advertising expense	178.3	171.8	159.6
Total life expenses	797.6	796.1	772.9
Allocated expenses	599.0	596.6	566.5
Expenses not allocated to product lines	88.3	71.3	95.4
Market value changes of options credited to fixed indexed annuity and life policyholders	131.5	(205.3)	219.8
Amounts netted in investment income not allocated to product lines:
Interest expense	169.8	96.0	72.2
Interest credited	28.8	28.5	2.2
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(7.1)	1.0	(15.2)
Amortization	1.6	1.5	.1
Other expenses	22.3	(13.4)	16.6
Expenses netted in fee revenue:
Commissions and other operating expenses	146.6	145.6	128.2
Total segment expenses	3,685.1	3,200.3	3,561.4
Pre-tax measure of profitability:
Annuity margin	235.0	226.9	243.2
Health margin	494.3	504.4	497.6
Life margin	229.7	205.2	212.6
Total insurance product margin	959.0	936.5	953.4
Allocated expenses	(599.0)	(596.6)	(566.5)
Income from insurance products	360.0	339.9	386.9
Fee income	31.0	23.7	19.4
Investment income not allocated to product lines	120.2	143.9	188.9
Expenses not allocated to product lines	(51.7)	(40.8)	(80.5)
Operating earnings before taxes	459.5	466.7	514.7
Income tax expense on operating income	103.4	106.3	114.3
Net operating income	$356.1	$360.4	$400.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2023	2022	2021
Total segment revenues	$4,144.6	$3,667.0	$4,076.1
Total investment gains (losses)	(69.0)	(135.4)	19.1
Revenues related to earnings attributable to VIEs	71.2	45.2	27.0
Consolidated revenues	4,146.8	3,576.8	4,122.2

Total segment expenses	3,685.1	3,200.3	3,561.4
Insurance policy benefits - fair value changes in embedded derivative liabilities	29.9	(440.2)	(186.8)
Expenses attributable to VIEs	70.5	43.0	24.4
Fair value changes related to agent deferred compensation plan	3.5	(48.9)	(8.9)
Other expenses	1.0	6.1	(1.0)
Consolidated expenses	3,790.0	2,760.3	3,389.1
Income before tax	356.8	816.5	733.1
Income tax expense	80.3	185.9	162.8
Net income	$276.5	$630.6	$570.3

Segment balance sheet information was as follows (dollars in millions):

	2023	2022
Assets:
Annuity	$12,081.9	$10,971.3
Health	9,512.5	9,019.9
Life	4,153.9	3,784.5
Investments not allocated to product lines	8,711.5	8,856.8
Assets of our non-life companies included in the fee income segment	243.9	207.7
Assets of our other non-life companies	398.8	292.9
Total assets	$35,102.5	$33,133.1
Liabilities:
Annuity	$12,935.2	$12,251.0
Health	9,866.9	9,556.4
Life	4,294.6	4,031.7
Liabilities associated with investments not allocated to product lines (a)	5,561.6	5,293.8
Liabilities of our non-life companies included in the fee income segment	35.2	23.5
Liabilities of our other non-life companies	193.4	207.9
Total liabilities	$32,886.9	$31,364.3

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

2023	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$1,006.0	$1,022.8	$947.5	$1,170.5
Income (loss) before income taxes	$(1.0)	$96.1	$215.6	$46.1
Income tax expense (benefit)	(.2)	22.4	48.3	9.8
Net income (loss)	$(.8)	$73.7	$167.3	$36.3
Earnings per common share:
Basic:
Net income (loss)	$(.01)	$.64	$1.48	$.33
Diluted:
Net income (loss)	$(.01)	$.64	$1.46	$.32

2022	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenues	$842.9	$855.0	$905.3	$973.6
Income before income taxes	$240.3	$299.8	$227.9	$48.5
Income tax expense	56.9	66.5	52.0	10.5
Net income	$183.4	$233.3	$175.9	$38.0
Earnings per common share:
Basic:
Net income	$1.55	$2.02	$1.54	$.33
Diluted:
Net income	$1.52	$1.99	$1.52	$.33

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of corporate loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are estimated as follows: $338.8 million in 2024; $158.9 million in 2025; $124.9 million in 2026; $89.0 million in 2027; $95.4 million in 2028; and $14.9 million in 2029. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2023
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$768.6	$—	$768.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	114.5	—	114.5
Accrued investment income	2.7	—	2.7
Income tax assets, net	13.0	—	13.0
Other assets	—	(.7)	(.7)
Total assets	$898.8	$(114.5)	$784.3
Liabilities:
Other liabilities	$14.6	$(2.2)	$12.4
Borrowings related to variable interest entities	820.8	—	820.8
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$961.5	$(128.3)	$833.2

	December 31, 2022
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$1,077.6	$—	$1,077.6
Notes receivable of VIEs held by subsidiaries	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	69.2	—	69.2
Accrued investment income	3.5	—	3.5
Income tax assets, net	19.6	—	19.6
Other assets	2.5	(.8)	1.7
Total assets	$1,172.4	$(114.6)	$1,057.8
Liabilities:
Other liabilities	$29.3	$(2.4)	$26.9
Borrowings related to variable interest entities	1,104.6	—	1,104.6
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$1,260.0	$(128.5)	$1,131.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2023	2022	2021
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$85.2	$60.1	$45.6
Fee revenue and other income	4.4	5.3	5.2
Total revenues	89.6	65.4	50.8
Expenses:
Interest expense	68.7	41.0	23.2
Other operating expenses	1.8	2.0	1.2
Total expenses	70.5	43.0	24.4
Income before net investment gains (losses) and income taxes	19.1	22.4	26.4
Net investment gains (losses)	(4.4)	(8.1)	3.6
Income before income taxes	$14.7	$14.3	$30.0

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors. At December 31, 2023, the amortized cost of the below-investment grade investments held by the VIEs was $764.4 million, or 97 percent of the VIEs investment portfolio. At December 31, 2023, such loans had an amortized cost of $787.6 million; gross unrealized gains of $2.5 million; gross unrealized losses of $18.4 million; an allowance for credit losses of $3.1 million; and an estimated fair value of $768.6 million. The estimated fair value of the below-investment grade portfolio was $745.3 million, or 98 percent of the amortized cost.

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for the three years ended December 31, 2023 (dollars in millions):

Corporate securities
Allowance at December 31, 2020	$15.1
Additions for securities for which credit losses were not previously recorded	1.3
Additions (reductions) for securities where an allowance was previously recorded	(2.9)
Reduction for securities sold during the period	(9.8)
Allowance at December 31, 2021	3.7
Additions for securities for which credit losses were not previously recorded	7.8
Additions (reductions) for securities where an allowance was previously recorded	(3.0)
Reduction for securities sold during the period	(3.0)
Allowance at December 31, 2022	5.5
Additions for securities for which credit losses were not previously recorded	.8
Additions (reductions) for securities where an allowance was previously recorded	(.3)
Reduction for securities sold during the period	(2.9)
Allowance at December 31, 2023	$3.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$2.0	$2.0
Due after one year through five years	746.0	727.0
Due after five years through ten years	39.6	39.6
Total	$787.6	$768.6

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2023, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$.8	$.8
Due after one year through five years	421.8	400.6
Due after five years through ten years	14.0	13.7
Total	$436.6	$415.1

The following summarizes the investments sold at a loss during 2023 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$3.7	$2.6
Greater than or equal to 6 months and less than 12 months prior to sale	2	4.9	1.8
Greater than 12 months prior to sale	1	3.5	1.0
		$12.1	$5.4

The following summarizes the investments held by the VIEs rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2023 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	2	$7.3	$(1.7)	$5.6
Greater than or equal to 6 months and less than 12 months	1	1.1	(.3)	.8
Greater than 12 months	1	1.9	(.6)	1.3
Total		$10.3	$(2.6)	$7.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

During 2023, the VIEs recognized net investment losses of $4.4 million which were comprised of: (i) $6.8 million of net losses from the sales of fixed maturities; and (ii) a $2.4 million decrease in the allowance for credit losses. Such net investment losses included gross realized losses of $6.9 million from the sale of $18.5 million of investments.

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

At December 31, 2023, there were no fixed maturity investments held by the VIEs in default.

At December 31, 2023, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $24.8 million and gross unrealized losses of $0.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $302.3 million and gross unrealized losses of $8.7 million that had been in an unrealized loss position for greater than twelve months.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the fourth quarter of 2023, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company's common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Gary C. Bhojwani	December 19, 2023	February 1, 2025	83,512
–Chief Executive Officer
Karen J. DeToro	December 20, 2023	December 18, 2024	8,033
–President Worksite Division
Yvonne K. Franzese	December 21, 2023	September 20, 2024	24,794
–Chief Human Resources Officer
Scott L. Goldberg	November 14, 2023	September 1, 2024	35,584
–President Consumer Division
Paul H. McDonough	November 17, 2023	September 4, 2024	35,714
–Chief Financial Officer
Rocco F. Tarasi	December 19, 2023	March 1, 2025	10,000
–Chief Marketing Officer

_________
(a)    Or such earlier date that the aggregate amount of shares has been sold.

During the fourth quarter of 2023, no other of the Company's directors or Section 16 officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

ITEM 11.    EXECUTIVE COMPENSATION.

We will provide information that is responsive to this Item 11. in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 11, other than disclosure under the heading "Pay versus Performance" information responsive to Item 402(v) of Regulation S-K of SEC rules.

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

3.1    Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated as of July 29, 2022, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2    Amended and Restated Bylaws of CNO Financial Group, Inc. dated as of December 13, 2022, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 14, 2022.

3.3 Certificate of Designations of Series F Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 13, 2023.

4.1    Form of specimen stock certificate, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 12, 2010.

4.2    Fifth Amended and Restated Section 382 Rights Agreement, dated as of November 10, 2023, between CNO Financial Group, Inc. and Equiniti Trust Company, LLC, as rights agent, which includes the Certificate of Designations for the Series F Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 13, 2023.

4.3    Indenture, dated as of May 19, 2015, between CNO Financial Group, Inc. and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 19, 2015.

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

10.1 Fourth Amendment and Restatement Agreement, dated as of May 4, 2023, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association, as administrative agent for the lenders, in respect of the Credit Agreement, dated as of May 19, 2015, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association, as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

10.8*     Form of stock option agreement for 2019, incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2018.

10.9*    Form of restricted stock unit award agreement for 2021 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.10* Form of restricted stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.11* Form of executive leadership group restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.12* Form of restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.13*    Form of performance stock unit award agreement for 2021 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.14* Form of performance stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.15* Form of executive leadership group performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.16* Form of performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.17*    Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.18*    CNO Deferred Compensation Plan amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.19* First Amendment to the CNO Deferred Compensation Plan effective January 1, 2017, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.20* Second Amendment to the CNO Deferred Compensation Plan effective January 1, 2020, incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.21* Third Amendment to the CNO Deferred Compensation Plan effective January 1, 2021, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.22*    CNO Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.23*    First Amendment to the CNO Board of Directors Deferred Compensation Plan effective January 1, 2021, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.24    Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.25*    Amended and Restated Employment Agreement dated as of August 6, 2019 between the Company and Gary C. Bhojwani, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 8, 2019.

10.26*    Amendment to Amended and Restated Employment Agreement, dated as of November 12, 2020, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2020.

10.27* Second Amendment to Amended and Restated Employment Agreement, dated as of November 10, 2023, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 13, 2023.

10.28    Coinsurance agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2018.

10.29    Trust Agreement dated as of September 27, 2018 by and among Bankers Life and Casualty Company, Wilton Reassurance Company and Citibank, N.A., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2018.

10.30    Administrative Services Agreement dated as of September 27, 2018 by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2018.

10.31    Transition Services Agreement dated as of September 27, 2018 by and between CNO Services, LLC and Wilton Reassurance Company, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2018.

10.32* Form of Confidential Information and Nonsolicitation Agreement between the Company and each of Yvonne Franzese, Eric Johnson, Paul McDonough, Rocco Tarasi, Jeremy Williams and Matthew Zimpfer, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2019.

10.33* Form of Confidential Information, Noncompetition and Nonsolicitation Agreement between the Company and each of Scott Goldberg, Karen DeToro and Michael Byers, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed August 8, 2019.

10.34* Form of officer acknowledgement & agreement pertaining to CNO Financial Group, Inc. Clawback Policy (covering incentive compensation received prior to October 2, 2023 but on and after January 31, 2020), incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.35* CNO Services, LLC Executive Severance Pay Plan, amended and restated effective September 1, 2023, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.36*    CNO Financial Group, Inc. 2020 Amended and Restated Pay For Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 12, 2020.

21.1    Subsidiaries of the Registrant.

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

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1    Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to Rule10D-1 of the Securities Exchange Act of 1934, as amended.

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

Dated:  February 23, 2024

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 23, 2024
Gary C. Bhojwani	(Principal Executive Officer)

/s/ PAUL H. MCDONOUGH	Executive Vice President	February 23, 2024
Paul H. McDonough	and Chief Financial Officer
(Principal Financial Officer)

/s/ MICHELLEN A. WILDIN	Senior Vice President	February 23, 2024
Michellen A. Wildin	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ARCHIE M. BROWN	Director	February 23, 2024
Archie M. Brown

/s/ STEPHEN N. DAVID	Director	February 23, 2024
Stephen N. David

/s/ DAVID B. FOSS	Director	February 23, 2024
David B. Foss

/s/ MARY R. NINA HENDERSON	Director	February 23, 2024
Mary R. Nina Henderson

/s/ADRIANNE B. LEE	Director	February 23, 2024
Adrianne B. Lee

/s/ DANIEL R. MAURER	Director	February 23, 2024
Daniel R. Maurer

/s/ CHETLUR S. RAGAVAN	Director	February 23, 2024
Chetlur S. Ragavan

/s/ STEVEN E. SHEBIK	Director	February 23, 2024
Steven E. Shebik

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2023 and 2022
(Dollars in millions)

ASSETS
	2023	2022
Cash and cash equivalents - unrestricted	$255.3	$136.7
Equity securities at fair value	—	36.6
Investment in wholly-owned subsidiaries (eliminated in consolidation)	3,169.3	2,660.4
Income tax assets, net	124.4	154.9
Receivable from subsidiaries (eliminated in consolidation)	26.7	114.9
Other assets	2.4	2.2
Total assets	$3,578.1	$3,105.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$1,140.5	$1,138.8
Payable to subsidiaries (eliminated in consolidation)	174.0	172.0
Other liabilities	48.0	26.1
Total liabilities	1,362.5	1,336.9
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2023 - 109,357,540; 2022 - 114,343,070)	1,892.6	2,034.9
Accumulated other comprehensive loss	(1,576.8)	(1,957.3)
Retained earnings	1,899.8	1,691.2
Total shareholders' equity	2,215.6	1,768.8
Total liabilities and shareholders' equity	$3,578.1	$3,105.7

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2023, 2022 and 2021
(Dollars in millions)

	2023	2022	2021
Revenues:
Net investment income	$13.3	$9.8	$7.4
Net investment income - affiliated	3.7	3.0	.3
Net investment gains (losses)	.1	(.6)	(.2)
Total revenues	17.1	12.2	7.5
Expenses:
Interest expense	62.7	62.5	62.4
Intercompany expenses (eliminated in consolidation)	8.4	3.8	.5
Operating costs and expenses	63.2	.2	38.5
Total expenses	134.3	66.5	101.4
Loss before income taxes and equity in undistributed earnings of subsidiaries	(117.2)	(54.3)	(93.9)
Income tax benefit	(32.2)	(18.3)	(26.0)
Loss before equity in undistributed earnings of subsidiaries	(85.0)	(36.0)	(67.9)
Equity in undistributed earnings of subsidiaries (eliminated in consolidation)	361.5	666.6	638.2
Net income	$276.5	$630.6	$570.3

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2023, 2022 and 2021
(Dollars in millions)

	2023	2022	2021
Cash flows from operating activities	$(106.8)	$(143.2)	$(153.2)
Cash flows from investing activities:
Sales of investments	43.2	24.6	—
Purchases of investments	(6.5)	(11.8)	(50.0)
Net sales of trading securities	6.6	7.7	8.4
Dividends received from consolidated subsidiary*	150.0	69.6	328.3
Net cash provided by investing activities	193.3	90.1	286.7
Cash flows from financing activities:
Issuance of common stock	13.2	13.5	21.5
Payments to repurchase common stock	(166.1)	(190.1)	(407.8)
Common stock dividends paid	(68.1)	(64.8)	(65.7)
Issuance of notes payable to affiliates*	400.3	349.5	249.7
Payments on notes payable to affiliates*	(147.2)	(114.5)	(125.3)
Debt issuance costs	—	—	(1.0)
Net cash provided (used) by financing activities	32.1	(6.4)	(328.6)
Net increase (decrease) in cash and cash equivalents	118.6	(59.5)	(195.1)
Cash and cash equivalents, beginning of the year	136.7	196.2	391.3
Cash and cash equivalents, end of the year	$255.3	$136.7	$196.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2023, 2022 and 2021
(Dollars in millions)

	2023	2022	2021
Life insurance inforce:
Direct	$31,335.5	$30,444.8	$29,954.0
Assumed	82.0	86.5	93.8
Ceded	(2,804.9)	(2,820.0)	(2,930.8)
Net insurance inforce	$28,612.6	$27,711.3	$27,117.0
Percentage of assumed to net	.3%	.3%	.3%

	2023	2022	2021
Insurance policy income:
Direct	$2,468.5	$2,483.1	$2,530.5
Assumed	16.6	18.7	20.3
Ceded	(181.4)	(191.9)	(208.0)
Net premiums	$2,303.7	$2,309.9	$2,342.8
Percentage of assumed to net	.7%	.8%	.9%