Form 10-Q
period 2024-03-31
CNO Financial Group, Inc.
filed 2024-05-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-31792

CNO Financial Group, Inc.

Delaware			75-3108137
State of Incorporation			IRS Employer Identification No.

11299 Illinois Street
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

Shares of common stock outstanding as of April 23, 2024:  108,259,664

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2024	December 31, 2023

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: March 31, 2024 - $39.0 and December 31, 2023 - $42.9; amortized cost: March 31, 2024 - $23,950.8 and December 31, 2023 - $23,699.2)	$21,648.1	$21,506.2
Equity securities at fair value	118.4	96.9
Mortgage loans (net of allowance for credit losses: March 31, 2024 - $16.6 and December 31, 2023 - $15.4)	2,087.1	2,064.1
Policy loans	130.3	128.5
Trading securities	222.8	222.7
Investments held by variable interest entities (net of allowance for credit losses: March 31, 2024 - $4.3 and December 31, 2023 - $3.1; amortized cost: March 31, 2024 - $547.2 and December 31, 2023 - $787.6)	533.4	768.6
Other invested assets	1,471.3	1,353.4
Total investments	26,211.4	26,140.4
Cash and cash equivalents - unrestricted	566.3	774.5
Cash and cash equivalents held by variable interest entities	83.5	114.5
Accrued investment income	252.0	251.5
Present value of future profits	175.5	180.7
Deferred acquisition costs	1,992.3	1,944.4
Reinsurance receivables (net of allowance for credit losses: March 31, 2024 - $3.0 and December 31, 2023 - $3.0)	3,969.0	4,040.7
Market risk benefit asset	84.1	75.4
Income tax assets, net	886.1	936.2
Assets held in separate accounts	3.3	3.1
Other assets	716.2	641.1
Total assets	$34,939.7	$35,102.5

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2024	December 31, 2023

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$15,736.7	$15,667.8
Future policy benefits	11,736.5	11,928.2
Market risk benefit liability	3.8	7.4
Liability for life insurance policy claims	65.1	62.1
Unearned and advanced premiums	226.0	218.9
Liabilities related to separate accounts	3.3	3.1
Other liabilities	905.0	848.8
Investment borrowings	2,189.1	2,189.3
Borrowings related to variable interest entities	565.5	820.8
Notes payable – direct corporate obligations	1,141.0	1,140.5
Total liabilities	32,572.0	32,886.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2024 – 108,568,594; December 31, 2023 – 109,357,540)	1.1	1.1
Additional paid-in capital	1,851.2	1,891.5
Accumulated other comprehensive loss	(1,480.3)	(1,576.8)
Retained earnings	1,995.7	1,899.8
Total shareholders' equity	2,367.7	2,215.6
Total liabilities and shareholders' equity	$34,939.7	$35,102.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2024	2023

Revenues:
Insurance policy income	$628.4	$625.5
Net investment income:
General account assets	301.9	292.2
Policyholder and other special-purpose portfolios	167.3	50.8
Investment gains (losses):
Realized investment losses	(10.0)	(14.6)
Other investment gains	17.8	—
Total investment gains (losses)	7.8	(14.6)
Fee revenue and other income	51.1	52.1
Total revenues	1,156.5	1,006.0
Benefits and expenses:
Insurance policy benefits	631.4	609.7
Liability for future policy benefits remeasurement (gain) loss	(6.4)	.6
Change in fair value of market risk benefits	(13.7)	14.8
Interest expense	60.2	54.7
Amortization of deferred acquisition costs and present value of future profits	60.5	55.5
Other operating costs and expenses	278.3	271.7
Total benefits and expenses	1,010.3	1,007.0
Income (loss) before income taxes	146.2	(1.0)
Income tax expense (benefit) on period income (loss)	33.9	(.2)
Net income (loss)	$112.3	(.8)
Earnings per common share:
Basic:
Weighted average shares outstanding	108,964,000	114,545,000
Net income (loss)	$1.03	$(.01)
Diluted:
Weighted average shares outstanding	110,845,000	114,545,000
Net income (loss)	$1.01	$(.01)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2024	2023

Net income (loss)	$112.3	$(.8)
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	(114.6)	626.1
Adjustment to discount rate for liability for future policy benefits	231.7	(263.3)
Adjustment to instrument-specific credit risk for market risk benefits	(1.4)	.9
Reclassification adjustments:
For net realized investment losses included in net income (loss)	7.3	10.9
Other comprehensive income before tax	123.0	374.6
Income tax expense related to items of accumulated other comprehensive income	(26.5)	(81.7)
Other comprehensive income, net of tax	96.5	292.9
Comprehensive income	$208.8	$292.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2022	114,343	$1.1	$2,033.8	$(1,957.3)	$1,691.2	$1,768.8
Net loss	—	—	—	—	(.8)	(.8)
Other comprehensive income, net of tax	—	—	—	292.9	—	292.9
Common stock repurchased	(633)	—	(15.1)	—	—	(15.1)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	1,195	—	2.4	—	—	2.4
Balance, March 31, 2023	114,905	$1.1	$2,021.1	$(1,664.4)	$1,674.0	$2,031.8

Balance, December 31, 2023	109,358	$1.1	$1,891.5	$(1,576.8)	$1,899.8	$2,215.6
Net income	—	—	—	—	112.3	112.3
Other comprehensive income, net of tax	—	—	—	96.5	—	96.5
Common stock repurchased	(1,483)	—	(40.0)	—	—	(40.0)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	694	—	(.3)	—	—	(.3)
Balance, March 31, 2024	108,569	$1.1	$1,851.2	$(1,480.3)	$1,995.7	$2,367.7

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Insurance policy income	$582.1	$582.2
Net investment income	334.4	315.0
Fee revenue and other income	53.6	50.4
Insurance policy benefits	(408.0)	(410.9)
Interest expense	(50.4)	(38.6)
Deferrable policy acquisition costs	(103.2)	(89.8)
Other operating costs	(303.8)	(320.2)
Income taxes	(10.1)	(6.2)
Net cash from operating activities	94.6	81.9
Cash flows from investing activities:
Sales of investments	671.0	486.5
Maturities and redemptions of investments	368.3	276.8
Purchases of investments	(1,064.7)	(1,147.7)
Net sales (purchases) of trading securities	4.3	(8.4)
Other	(2.5)	(13.9)
Net cash used by investing activities	(23.6)	(406.7)
Cash flows from financing activities:
Issuance of common stock	2.8	8.1
Payments to repurchase common stock	(58.8)	(25.8)
Common stock dividends paid	(17.3)	(17.1)
Payments on financing arrangements	(3.5)	—
Amounts received for deposit products	523.9	498.3
Withdrawals from deposit products	(505.5)	(422.1)
Issuance of investment borrowings:
Federal Home Loan Bank	222.0	620.5
Payments on investment borrowings:
Federal Home Loan Bank	(222.1)	(420.4)
Related to variable interest entities	(251.7)	(39.5)
Net cash provided (used) by financing activities	(310.2)	202.0
Net decrease in cash and cash equivalents	(239.2)	(122.8)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of period	889.0	644.9
Cash and cash equivalents - unrestricted and held by variable interest entities, end of period	$649.8	$522.1

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

The December 31, 2023 consolidated balance sheet data was derived from the audited consolidated financial statements included in our 2023 Annual Report on Form 10-K. Accordingly, these interim consolidated financial statements should be read together with the consolidated financial statements included in our 2023 Annual Report on Form 10-K.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,132.7	$50.5	$(1,506.6)	$(37.7)	$11,638.9
United States Treasury securities and obligations of United States government corporations and agencies	232.8	—	(18.4)	—	214.4
States and political subdivisions	3,054.5	26.4	(376.9)	(.6)	2,703.4
Foreign governments	94.8	.6	(12.5)	(.6)	82.3
Asset-backed securities	1,546.1	3.3	(95.4)	(.1)	1,453.9
Agency residential mortgage-backed securities	683.3	6.7	(2.3)	—	687.7
Non-agency residential mortgage-backed securities	1,670.4	33.6	(144.2)	—	1,559.8
Collateralized loan obligations	1,151.0	4.6	(10.0)	—	1,145.6
Commercial mortgage-backed securities	2,385.2	1.8	(224.9)	—	2,162.1
Total fixed maturities, available for sale	$23,950.8	$127.5	$(2,391.2)	$(39.0)	$21,648.1

At December 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,186.9	$74.7	$(1,382.4)	$(41.7)	$11,837.5
United States Treasury securities and obligations of United States government corporations and agencies	207.6	.1	(13.3)	—	194.4
States and political subdivisions	2,896.8	31.3	(360.7)	(.7)	2,566.7
Foreign governments	92.7	1.2	(10.4)	(.4)	83.1
Asset-backed securities	1,476.2	4.1	(107.8)	(.1)	1,372.4
Agency residential mortgage-backed securities	639.0	9.5	(.5)	—	648.0
Non-agency residential mortgage-backed securities	1,670.1	35.8	(152.7)	—	1,553.2
Collateralized loan obligations	1,042.5	3.3	(13.0)	—	1,032.8
Commercial mortgage-backed securities	2,487.4	.7	(270.0)	—	2,218.1
Total fixed maturities, available for sale	$23,699.2	$160.7	$(2,310.8)	$(42.9)	$21,506.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$324.8	$314.6
Due after one year through five years	2,278.8	2,175.7
Due after five years through ten years	1,529.8	1,450.2
Due after ten years	12,381.4	10,698.5
Subtotal	16,514.8	14,639.0
Structured securities	7,436.0	7,009.1
Total fixed maturities, available for sale	$23,950.8	$21,648.1

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2024 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$508.6	$(7.4)	$5,339.7	$(719.3)	$5,848.3	$(726.7)
United States Treasury securities and obligations of United States government corporations and agencies	72.9	(3.3)	119.0	(15.1)	191.9	(18.4)
States and political subdivisions	272.4	(4.0)	959.2	(166.4)	1,231.6	(170.4)
Foreign governments	12.0	(.5)	18.2	(1.1)	30.2	(1.6)
Asset-backed securities	110.5	(.8)	1,064.1	(93.7)	1,174.6	(94.5)
Agency residential mortgage-backed securities	249.8	(1.9)	11.5	(.4)	261.3	(2.3)
Non-agency residential mortgage-backed securities	117.7	(.9)	1,064.4	(143.3)	1,182.1	(144.2)
Collateralized loan obligations	233.1	(1.9)	334.2	(8.1)	567.3	(10.0)
Commercial mortgage-backed securities	96.3	(.6)	1,851.1	(224.3)	1,947.4	(224.9)
Total fixed maturities, available for sale	$1,673.3	$(21.3)	$10,761.4	$(1,371.7)	$12,434.7	$(1,393.0)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Based on management's current assessment of investments with unrealized losses at March 31, 2024, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2024 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2023	$41.7	$.7	$.4	$.1	$42.9
Additions for securities for which credit losses were not previously recorded	2.2	(.1)	.1	—	2.2
Additions (reductions) for securities where an allowance was previously recorded	(6.1)	—	.1	—	(6.0)
Reduction for securities sold during the period	(.1)	—	—	—	(.1)
Allowance at March 31, 2024	$37.7	$.6	$.6	$.1	$39.0

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2022	$54.4	$.9	$.4	$.3	$56.0
Additions for securities for which credit losses were not previously recorded	3.0	—	—	—	3.0
Additions (reductions) for securities where an allowance was previously recorded	.5	(.1)	.1	.3	.8
Reduction for securities sold during the period	(.7)	—	—	—	(.7)
Allowance at March 31, 2023	$57.2	$.8	$.5	$.6	$59.1

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At March 31, 2024, we held commercial mortgage loan investments with an amortized cost and fair value of $1,461.7 million and $1,290.5 million, respectively. At March 31, 2024, there was one commercial mortgage loan with an amortized cost of $17.3 million that was noncurrent. There were no commercial mortgage loans in foreclosure.

At March 31, 2024, we held residential mortgage loan investments with an amortized cost and fair value of $642.0 million and $640.3 million, respectively. At March 31, 2024, there were seventeen residential mortgage loans that were noncurrent with an amortized cost of $9.4 million (of which, eleven loans with an amortized cost of $4.2 million were in foreclosure).

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2024 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2024	2023	2022	2021	2020	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$12.8	$160.7	$160.8	$96.2	$33.2	$525.5	$989.2	$877.8	$3,675.3
60% to less than 70%	—	126.9	47.4	29.2	5.5	18.6	227.6	208.3	348.7
70% to less than 80%	—	19.3	54.7	24.9	—	49.7	148.6	127.2	201.0
80% to less than 90%	—	—	47.8	—	—	48.5	96.3	77.2	113.8
Total	$12.8	$306.9	$310.7	$150.3	$38.7	$642.3	$1,461.7	$1,290.5	$4,338.8
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Allowance at the beginning of the period	$15.4	$8.0
Current period provision for expected credit losses	1.2	.4
Allowance at the end of the period	$16.6	$8.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$2.1	$7.3
Gross realized losses on sales of fixed maturities, available for sale	(5.9)	(14.4)
Equity securities, net	—	(.2)
Other, net	(6.2)	(7.3)
Total realized investment losses	(10.0)	(14.6)
Change in allowance for credit losses (a)	1.5	(1.5)
Change in fair value of equity securities (b)	.9	.4
Other changes in fair value (c)	11.6	1.1
Gain on liquidation of variable interest entity	3.8	—
Other investment gains	17.8	—
Total investment gains (losses)	$7.8	$(14.6)
_________________
(a)    Changes in the allowance for credit losses includes $(1.2) million and $2.0 million in the three months ended March 31, 2024 and 2023, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $1.0 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $4.8 million and $(2.5) million in the three months ended March 31, 2024 and 2023, respectively.

During the first three months of 2024, we recognized net investment gains of $7.8 million, which were comprised of: (i) $10.0 million of net losses from the sales of investments; (ii) $0.9 million of gains related to equity securities, including the change in fair value; (iii) $11.3 million of gains related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.3 million; (v) $3.8 million of gains related to the liquidation of a VIE; and (vi) a decrease in the allowance for credit losses of $1.5 million.

During the first three months of 2023, we recognized net investment losses of $14.6 million, which were comprised of: (i) $14.4 million of net losses from the sales of investments; (ii) $0.2 million of gains related to equity securities, including the change in fair value; (iii) the decrease in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $0.3 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.4 million; and (v) an increase in the allowance for credit losses of $1.5 million.

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

At March 31, 2024, there were no fixed maturity investments in default.

During the first three months of 2024, the $5.9 million of gross realized losses on sales of $197.1 million of fixed maturity securities, available for sale, included: (i) $3.5 million related to various corporate securities; (ii) $1.1 million related

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

to commercial mortgage-backed securities; and (iii) $1.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

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

In the first three months of 2024, we reviewed the actual mortality, lapse, and morbidity experience and determined that no changes to assumptions for future cash flows were necessary. This is consistent with the impact in the "Effect of actual variances from expected experience" line items in the tables below, which indicate our actual experience did not deviate significantly from our expectations.

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2024 (dollars in millions):

	Three months ended
	March 31, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—
Effect of changes in discount rate assumptions, beginning of period	86.8	99.1	(7.6)	67.6	—
Beginning PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(15.2)	(39.0)	(7.9)	(21.2)	—
Adjusted beginning of period PVENP	2,789.8	3,069.3	1,040.1	2,326.0	—
Issuances	66.0	134.2	46.9	108.2	.9
Interest accrual	30.7	32.2	12.9	24.3	—
Net premiums collected	(86.9)	(114.4)	(39.5)	(99.9)	(.9)
Ending PVENP at original discount rate	2,799.6	3,121.3	1,060.4	2,358.6	—
Effect of changes in discount rate assumptions, end of period	(139.1)	(145.5)	(11.5)	(102.0)	—
PVENP, end of period	$2,660.5	$2,975.8	$1,048.9	$2,256.6	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9
Effect of changes in discount rate assumptions, beginning of period	229.8	108.3	(132.8)	170.9	3.0
Beginning PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(17.7)	(39.1)	(12.1)	(22.0)	.8
Adjusted beginning of period PVEFPB	6,235.4	3,305.8	4,219.7	4,843.6	312.7
Issuances	66.0	134.2	47.0	108.2	.9
Interest accrual	72.6	34.9	56.7	52.8	3.6
Benefit payments	(105.6)	(117.8)	(74.2)	(120.7)	(8.2)
Ending PVEFPB at original discount rate	6,268.4	3,357.1	4,249.2	4,883.9	309.0
Effect of changes in discount rate assumptions, end of period	(371.4)	(158.4)	25.5	(263.8)	(10.1)
PVEFPB, end of period	$5,897.0	$3,198.7	$4,274.7	$4,620.1	$298.9

Net liability for future policy benefits	$3,236.5	$222.9	$3,225.8	$2,363.5	$298.9
Flooring impact	—	.8	—	—	—
Adjusted net liability for future policy benefits	3,236.5	223.7	3,225.8	2,363.5	298.9
Related reinsurance recoverable	(1.5)	—	(360.8)	(187.3)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,235.0	$223.7	$2,865.0	$2,176.2	$298.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2023 (dollars in millions):

	Three months ended
	March 31, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
PVENP, beginning of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—
Effect of changes in discount rate assumptions, beginning of period	188.4	196.4	23.2	137.1	—
Beginning PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(17.2)	27.0	(3.4)	(14.1)	—
Adjusted beginning of period PVENP	2,952.5	3,024.0	1,053.9	2,298.0	—
Issuances	63.7	101.6	15.7	108.3	1.1
Interest accrual	32.0	30.5	12.3	23.0	—
Net premiums collected	(90.3)	(113.4)	(40.6)	(101.4)	(1.1)
Ending PVENP at original discount rate	2,957.9	3,042.7	1,041.3	2,327.9	—
Effect of changes in discount rate assumptions, end of period	(120.4)	(139.2)	(4.6)	(92.5)	—
PVENP, end of period	$2,837.5	$2,903.5	$1,036.7	$2,235.4	$—

PVEFPB, beginning of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9
Effect of changes in discount rate assumptions, beginning of period	483.3	212.0	28.5	336.6	15.4
Beginning PVEFPB at original discount rate	6,370.1	3,245.1	4,186.6	4,754.5	326.3
Effect of changes in cash flow assumptions	—	—	—	—	—
Effect of actual variances from expected experience	(20.5)	32.2	(6.3)	(15.2)	.7
Adjusted beginning of period PVEFPB	6,349.6	3,277.3	4,180.3	4,739.3	327.0
Issuances	63.7	101.6	15.7	108.3	1.1
Interest accrual	73.8	33.2	55.5	51.0	3.7
Benefit payments	(99.5)	(125.6)	(71.3)	(115.0)	(8.6)
Ending PVEFPB at original discount rate	6,387.6	3,286.5	4,180.2	4,783.6	323.2
Effect of changes in discount rate assumptions, end of period	(306.8)	(150.0)	86.4	(223.0)	(6.9)
PVEFPB, end of period	$6,080.8	$3,136.5	$4,266.6	$4,560.6	$316.3

Net liability for future policy benefits	$3,243.3	$233.0	$3,229.9	$2,325.2	$316.3
Flooring impact	—	.4	—	—	—
Adjusted net liability for future policy benefits	3,243.3	233.4	3,229.9	2,325.2	316.3
Related reinsurance recoverable	(2.4)	—	(357.5)	(201.1)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,240.9	$233.4	$2,872.4	$2,124.1	$316.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	March 31, 2024	March 31, 2023
Balances included in the future policy benefits rollforwards:
Supplemental health	$3,236.5	$3,243.3
Medicare supplement	223.7	233.4
Long-term care	3,225.8	3,229.9
Traditional life	2,363.5	2,325.2
Other annuities	298.9	316.3
Reserves excluded from rollforward (a)	2,488.1	2,593.3
Deferred profit liability	64.7	57.7
Amount of reserves above (below) policyholder account balances (b)	(195.7)	(410.5)
Future loss reserves (c)	31.0	34.7
Future policy benefits	$11,736.5	$11,623.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a market risk benefit ("MRB"). The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Market assumptions are updated quarterly to reflect current market conditions. During the first three months of 2024, we reviewed the nonmarket assumptions used to calculate MRBs and determined that such assumptions were appropriate.

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Net liability (asset), beginning of period	$(68.0)	$(54.0)
Effect of changes in the instrument-specific credit risk, beginning of period	4.8	12.2
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	(63.2)	(41.8)
Issuances	(.1)	.1
Interest accrual	5.1	5.2
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	(13.7)	12.3
Effect of changes in equity markets	(5.0)	5.3
Effect of changes in equity index volatility	(1.2)	(7.4)
Actual policyholder behavior different from expected behavior	1.9	.6
Effect of changes in future expected policyholder behavior - other	—	—
Effect of changes in future expected policyholder behavior - risk margin	—	—
Effect of changes in assumptions	(.8)	(1.4)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	(77.0)	(27.1)
Effect of changes in the instrument-specific credit risk, end of period	(3.3)	(13.1)
Net liability (asset), end of period	(80.3)	(40.2)
Reinsurance recoverable, end of period	—	—
Net liability (asset), end of period, net of reinsurance	$(80.3)	$(40.2)

Balance reported as an asset	$84.1	$57.8
Balance reported as a liability	3.8	17.6
Net liability (asset)	$(80.3)	$(40.2)

Net amount at risk	$46.2	$58.9
Weighted average attained age of contract holders	69	68

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Three months ended		Three months ended
	March 31,		March 31,
	2024	2023	2024	2023
Other annuities	$1.0	$1.3	$3.6	$3.7
Supplemental health	175.2	179.4	41.9	41.8
Medicare supplement	156.8	159.2	2.7	2.7
Long-term care	85.0	82.7	43.8	43.2
Traditional life	178.9	178.8	28.5	28.0
Total	$596.9	$601.4	$120.5	$119.4

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

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	March 31, 2024		March 31, 2023
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	370.6	298.9	396.9	316.3
Supplemental health
Expected future gross premiums	8,932.2	5,527.6	8,964.4	5,605.7
Expected future benefits and expenses	10,812.6	5,897.0	11,040.9	6,080.8
Medicare supplement
Expected future gross premiums	5,744.3	4,024.7	5,645.2	4,031.9
Expected future benefits and expenses	4,601.3	3,198.7	4,417.8	3,136.5
Long-term care
Expected future gross premiums	3,330.8	2,340.7	2,954.3	2,152.7
Expected future benefits and expenses	7,724.0	4,274.7	7,445.7	4,266.6
Traditional life
Expected future gross premiums	5,642.0	4,048.0	5,435.0	3,953.3
Expected future benefits and expenses	7,574.2	4,620.1	7,382.8	4,560.6

_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the three months ended March 31, 2024 and 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	March 31, 2024	March 31, 2023
Other annuity	9.6	9.7
Supplemental health	11.3	11.8
Medicare supplement	6.4	6.1
Long-term care	10.6	10.5
Traditional life	10.4	10.1

The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2024	March 31, 2023
Other annuities
Interest accretion rate	4.82%	4.76%
Current discount rate	5.37%	5.17%
Supplemental health
Interest accretion rate	5.00%	5.04%
Current discount rate	5.35%	5.14%
Medicare supplement
Interest accretion rate	4.31%	4.26%
Current discount rate	5.24%	4.94%
Long-term care
Interest accretion rate	5.67%	5.67%
Current discount rate	5.39%	5.18%
Traditional life
Interest accretion rate	4.77%	4.77%
Current discount rate	5.37%	5.15%

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

Total liabilities for insurance products related to our fixed indexed annuities are comprised of: (i) the liability related to the host contract; and (ii) the fair market value of the embedded derivatives as summarized below (dollars in millions):

	March 31, 2024	December 31, 2023
Fixed indexed annuity insurance liabilities:
Host contract liability	$8,601.8	$8,487.0
Embedded derivatives at fair value	1,426.8	1,376.7
Total fixed indexed annuity insurance liabilities	$10,028.6	$9,863.7

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

	March 31, 2024	December 31, 2023
Policyholder account balances	$10,247.1	$10,138.6
Future policy benefits	(218.5)	(274.9)
Total fixed indexed annuity insurance liabilities	$10,028.6	$9,863.7

When the total policyholder account balance exceeds the total fixed indexed annuity insurance liabilities, a negative future policy benefit balance will occur.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Three months ended
	March 31, 2024
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (b)	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,999.2	$1,636.4	$113.1	$1,255.2	$1,411.0	$381.0
Issuances (funds collected from new business)	345.4	45.1	—	9.7	—	—
Premiums received (premiums collected from inforce business)	.5	1.0	5.7	52.4	—	65.7
Policy charges	(6.5)	(.3)	—	(48.2)	—	—
Surrenders and withdrawals	(232.2)	(52.8)	(8.7)	(8.1)	(9.9)	(74.5)
Benefit payments	(74.4)	(30.2)	(1.4)	(5.4)	—	—
Interest credited	68.9	11.4	.5	15.2	7.2	.7
Other	11.8	—	(.1)	(.1)	—	—
Balance, end of period excluding contracts 100% ceded	10,112.7	1,610.6	109.1	1,270.7	1,408.3	372.9
Balance, end of period for contracts 100% ceded	134.4	579.3	25.5	102.9	—	10.3
Balance, end of period	$10,247.1	$2,189.9	$134.6	$1,373.6	$1,408.3	$383.2

Balance, end of period, reinsurance ceded	(134.4)	(579.3)	(25.5)	(121.0)	—	(24.0)
Balance, end of period, net of reinsurance	$10,112.7	$1,610.6	$109.1	$1,252.6	$1,408.3	$359.2

Weighted average crediting rate	1.9%	2.8%	2.4%	4.3%	2.0%	0.8%
Cash surrender value, net of reinsurance	$9,434.2	$1,582.1	$109.1	$1,027.7	$—	$359.2

_______________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $28,672.9 million at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended
	March 31, 2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (b)	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances (funds collected from new business)	323.3	45.3	—	9.5	—	—
Premiums received (premiums collected from inforce business)	.4	.7	7.5	50.3	—	63.0
Policy charges	(4.0)	(.2)	—	(46.1)	—	—
Surrenders and withdrawals	(178.2)	(43.3)	(10.5)	(8.2)	(9.9)	(72.6)
Benefit payments	(59.2)	(27.7)	(1.7)	(6.0)	—	—
Interest credited	6.1	11.3	.6	8.1	7.2	.7
Other	5.5	.1	(.2)	—	—	—
Balance, end of period excluding contracts 100% ceded	9,584.3	1,649.3	122.8	1,217.2	1,408.1	386.6
Balance, end of period for contracts 100% ceded	154.4	632.6	26.3	110.7	—	10.6
Balance, end of period	$9,738.7	$2,281.9	$149.1	$1,327.9	$1,408.1	$397.2

Balance, end of period, reinsurance ceded	(154.4)	(632.6)	(26.3)	(130.5)	—	(24.8)
Balance, end of period, net of reinsurance	$9,584.3	$1,649.3	$122.8	$1,197.4	$1,408.1	$372.4

Weighted average crediting rate	1.6%	2.7%	1.9%	3.1%	2.0%	0.6%
Cash surrender value, net of reinsurance	$8,932.4	$1,631.5	$122.8	$977.1	$—	$372.4
_________________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $26,865.3 million at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	March 31, 2024	March 31, 2023
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$10,247.1	$9,738.7
Fixed interest annuities	2,189.9	2,281.9
Other annuities	134.6	149.1
Interest-sensitive life	1,373.6	1,327.9
Funding agreements	1,408.3	1,408.1
Other	383.2	397.2
Total	$15,736.7	$15,302.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	March 31, 2024
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$105.2	$211.9	$233.0	$100.9	$651.0
3.00%-4.99%	1,380.6	49.6	15.9	5.2	1,451.3
5.00% and greater	87.6	—	—	—	87.6
Subtotal	1,573.4	261.5	248.9	106.1	2,189.9
Other annuities
0.00%-2.99%	31.6	24.1	—	—	55.7
3.00%-4.99%	44.4	—	—	—	44.4
5.00% and greater	34.5	—	—	—	34.5
Subtotal	110.5	24.1	—	—	134.6
Interest-sensitive life
0.00%-2.99%	17.6	—	5.4	667.2	690.2
3.00%-4.99%	444.2	49.7	167.1	.5	661.5
5.00% and greater	21.4	.5	—	—	21.9
Subtotal	483.2	50.2	172.5	667.7	1,373.6
Other
0.00%-2.99%	17.1	343.0	—	—	360.1
3.00%-4.99%	22.9	—	—	—	22.9
5.00% and greater	.2	—	—	—	.2
Subtotal	40.2	343.0	—	—	383.2
Total
0.00%-2.99%	171.5	579.0	238.4	768.1	1,757.0
3.00%-4.99%	1,892.1	99.3	183.0	5.7	2,180.1
5.00% and greater	143.7	.5	—	—	144.2
Total policyholder account balances, excluding fixed indexed annuities	$2,207.3	$678.8	$421.4	$773.8	4,081.3
Fixed indexed annuity account balances					10,247.1
Funding agreements					1,408.3
Total policyholder account balances					$15,736.7
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	March 31, 2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$144.9	$291.7	$78.3	$76.9	$591.8
3.00%-4.99%	1,572.0	27.7	.1	—	1,599.8
5.00% and greater	90.3	—	—	—	90.3
Subtotal	1,807.2	319.4	78.4	76.9	2,281.9
Other annuities
0.00%-2.99%	43.6	29.5	—	—	73.1
3.00%-4.99%	65.3	—	—	—	65.3
5.00% and greater	10.7	—	—	—	10.7
Subtotal	119.6	29.5	—	—	149.1
Interest-sensitive life
0.00%-2.99%	66.5	225.8	226.3	125.0	643.6
3.00%-4.99%	461.5	51.7	148.4	.3	661.9
5.00% and greater	21.9	.5	—	—	22.4
Subtotal	549.9	278.0	374.7	125.3	1,327.9
Other
0.00%-2.99%	17.8	355.4	—	—	373.2
3.00%-4.99%	23.6	—	—	—	23.6
5.00% and greater	.4	—	—	—	.4
Subtotal	41.8	355.4	—	—	397.2
Total
0.00%-2.99%	272.8	902.4	304.6	201.9	1,681.7
3.00%-4.99%	2,122.4	79.4	148.5	.3	2,350.6
5.00% and greater	123.3	.5	—	—	123.8
Total policyholder account balances, excluding fixed indexed annuities	$2,518.5	$982.3	$453.1	$202.2	4,156.1
Fixed indexed annuity account balances					9,738.7
Funding agreements					1,408.1
Total policyholder account balances					$15,302.9
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Three months ended
	March 31, 2024
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3
Capitalizations	22.3	3.0	15.0	6.3	5.2	9.3	29.5	—	90.6
Amortization expense	(13.4)	(1.1)	(8.4)	(6.7)	(3.7)	(3.8)	(14.3)	(.4)	(51.8)
End of period	$416.5	$28.9	$414.6	$157.1	$141.8	$240.0	$487.1	$4.1	$1,890.1

	Three months ended
	March 31, 2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	21.6	2.5	14.4	5.8	3.4	8.3	28.2	—	84.2
Amortization expense	(11.1)	(.9)	(7.6)	(7.2)	(3.8)	(3.5)	(12.2)	(.3)	(46.6)
End of period	$376.1	$21.2	$385.6	$159.8	$137.5	$217.0	$425.1	$5.7	$1,728.0

Changes in the present value of future profits were as follows (dollars in millions):

	Three months ended
	March 31, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$141.0	$20.6	$5.2	$12.9	$.7	$.3	$180.7
Amortization expense	(3.1)	(1.4)	(.2)	(.4)	(.1)	—	(5.2)
End of period	$137.9	$19.2	$5.0	$12.5	$.6	$.3	$175.5

	Three months ended
	March 31, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7
Amortization expense	(3.3)	(1.9)	(.3)	(.5)	(.1)	—	(6.1)
End of period	$150.7	$25.6	$5.9	$14.3	$.7	$.4	$197.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Changes in sales inducements were as follows (dollars in millions):

	Three months ended
	March 31, 2024
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$88.5	$4.6	$93.1
Capitalizations	12.3	.3	12.6
Amortization expense	(3.3)	(.2)	(3.5)
End of period	$97.5	$4.7	$102.2

	Three months ended
	March 31, 2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	5.4	.2	5.6
Amortization expense	(2.6)	(.2)	(2.8)
End of period	$78.8	$4.5	$83.3

EARNINGS PER SHARE

A reconciliation of net income (loss) and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2024	2023
Net income (loss) for basic and diluted earnings per share	$112.3	$(.8)
Shares:
Weighted average shares outstanding for basic earnings per share	108,964	114,545
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,881	—
Weighted average shares outstanding for diluted earnings per share	110,845	114,545

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Revenues:
Annuity:
Insurance policy income	$7.3	$5.1
Net investment income	134.5	125.4
Total annuity revenues	141.8	130.5
Health:
Insurance policy income	398.4	401.4
Net investment income	74.3	74.0
Total health revenues	472.7	475.4
Life:
Insurance policy income	222.7	219.0
Net investment income	36.5	36.3
Total life revenues	259.2	255.3
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	139.7	18.6
Investment income not allocated to product lines	71.6	67.8
Fee revenue and other income:
Fee revenue	50.5	51.3
Amounts netted in expenses not allocated to product lines	1.2	1.6
Total segment revenues	$1,136.7	$1,000.5

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2024	2023
Expenses:
Annuity:
Insurance policy benefits	$11.3	$8.7
Interest credited	58.3	48.1
Amortization and non-deferred commissions	20.2	16.4
Total annuity expenses	89.8	73.2
Health:
Insurance policy benefits	308.5	318.1
Amortization and non-deferred commissions	41.2	40.8
Total health expenses	349.7	358.9
Life:
Insurance policy benefits	144.0	147.2
Interest credited	12.5	12.1
Amortization, non-deferred commissions and advertising expense	48.1	48.6
Total life expenses	204.6	207.9
Allocated expenses	161.6	157.5
Expenses not allocated to product lines	18.0	19.9
Market value changes of options credited to fixed indexed annuity and life policyholders	139.7	18.6
Amounts netted in investment income not allocated to product lines:
Interest expense	48.3	37.4
Interest credited	7.2	7.2
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(6.2)	—
Amortization	.4	.4
Other expenses	9.6	7.3
Expenses netted in fee revenue:
Commissions and other operating expenses	39.2	35.8
Total segment expenses	1,061.9	924.1
Pre-tax measure of profitability:
Annuity margin	52.0	57.3
Health margin	123.0	116.5
Life margin	54.6	47.4
Total insurance product margin	229.6	221.2
Allocated expenses	(161.6)	(157.5)
Income from insurance products	68.0	63.7
Fee income	11.3	15.5
Investment income not allocated to product lines	12.3	15.5
Expenses not allocated to product lines	(16.8)	(18.3)
Operating earnings before taxes	74.8	76.4
Income tax expense on operating income	17.3	17.8
Net operating income	$57.5	$58.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income (loss) is as follows (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Total segment revenues	$1,136.7	$1,000.5
Total investment gains (losses)	7.8	(14.6)
Revenues related to earnings attributable to VIEs	12.0	20.1
Consolidated revenues	1,156.5	1,006.0

Total segment expenses	1,061.9	924.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	(64.0)	65.1
Expenses attributable to VIEs	12.4	17.8
Consolidated expenses	1,010.3	1,007.0
Income (loss) before tax	146.2	(1.0)
Income tax expense (benefit)	33.9	(.2)
Net income (loss)	$112.3	$(.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	March 31, 2024	December 31, 2023
Assets:
Other invested assets:
Fixed indexed call options	$355.0	$239.2
Reinsurance receivables	(17.2)	(17.5)
Total assets	$337.8	$221.7
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,645.3	$1,651.6
Future policy benefits	(218.5)	(274.9)
Total liabilities	$1,426.8	$1,376.7

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $81 million in underlying investments held by the ceding reinsurer at March 31, 2024.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.6 billion and $3.3 billion at March 31, 2024 and December 31, 2023, respectively.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Net investment income from policyholder and other special-purpose portfolios:
Fixed indexed call options	$140.2	$18.6
Total investment gains:
Embedded derivative related to modified coinsurance agreement	.3	1.4
Total revenues from derivative instruments, not designated as hedges	140.5	20.0
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	—	64.9
Net pre-tax impact	$140.5	$(44.9)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2024, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2024 and December 31, 2023 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
March 31, 2024:
Fixed indexed call options	$355.0	$—	$355.0	$76.0	$—	$279.0
December 31, 2023:
Fixed indexed call options	239.2	—	239.2	37.0	—	202.2

REINSURANCE

The cost of reinsurance ceded totaled $46.0 million and $48.3 million in the first quarters of 2024 and 2023, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $105.8 million and $134.9 million in the first quarters of 2024 and 2023, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $4.1 million and $4.1 million in the first quarters of 2024 and 2023, respectively. Insurance policy benefits related to reinsurance assumed totaled $5.9 million and $4.7 million in the first quarters of 2024 and 2023, respectively.

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

	Three months ended
	March 31,
	2024	2023
Current tax expense	$17.3	$14.0
Deferred tax expense (benefit)	16.6	(14.2)
Total income tax expense (benefit)	$33.9	$(.2)

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2024	2023
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	—	(.4)
State taxes	2.2	2.7
Effective tax rate	23.2%	23.3%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2024	December 31, 2023
Deferred tax assets:
Net federal operating loss carryforwards	$268.3	$77.1
Net state operating loss carryforwards	42.8	2.5
Insurance liabilities	318.8	322.8
Indirect costs allocable to self-constructed real estate assets	—	252.9
Accumulated other comprehensive loss	419.0	445.5
Other	47.8	35.6
Gross deferred tax assets	1,096.7	1,136.4
Deferred tax liabilities:
Investments	(35.0)	(36.3)
Present value of future profits and deferred acquisition costs	(167.7)	(163.0)
Gross deferred tax liabilities	(202.7)	(199.3)
Net deferred tax assets	894.0	937.1
Current income taxes accrued	(7.9)	(.9)
Income tax assets, net	$886.1	$936.2

Effective January 1, 2024, the Company changed its method of accounting for indirect costs allocable to self-constructed real estate assets which will be reflected in its 2024 federal income tax return filing. This change in accounting method will result in a current year deduction of certain indirect costs previously capitalized under the Company's prior method of accounting. As a result, for tax reporting purposes, the Company recognized a loss of $987 million in the first quarter of 2024 related to the change in accounting method. The loss can be carried forward indefinitely pursuant to Tax Cuts and Jobs Act, subject to limitations specified in the Internal Revenue Code (the "Code").

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $894.0 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.44 percent at March 31, 2024), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2024, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.3 billion of federal non-life NOLs as of March 31, 2024, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2026	$15.8
2027	10.8
2028 through 2035	340.7
No expiration date	910.5
Total federal non-life NOLs	$1,277.8

Our non-life NOLs with expiration dates can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. Our non-life NOLs with no expiration date can be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income.
We also had deferred tax assets related to NOLs for state income taxes of $42.8 million and $2.5 million at March 31, 2024 and December 31, 2023, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Internal Revenue Service is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2023. The Company's various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company's tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024	December 31, 2023
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized debt issue costs	(9.0)	(9.5)
Direct corporate obligations	$1,141.0	$1,140.5

Revolving Credit Agreement
The $250.0 million revolving credit agreement (the "Revolving Credit Agreement"), among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 21.4 percent at March 31, 2024); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,848.0 million at March 31, 2024 compared to the minimum requirement of $2,697.2 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate, at the Company's option, plus a margin based on the Company's unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating. There were no amounts outstanding under the Revolving Credit Agreement during the three months ended March 31, 2024.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2024, the carrying value of the FHLB common stock was $94.6 million.  As of March 31, 2024, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.7 billion at March 31, 2024, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2024
$15.5	July 2024	Fixed rate – 1.990%
27.0	August 2024	Fixed rate – .640%
21.7	May 2025	Variable rate – 5.724%
17.9	June 2025	Fixed rate – 2.940%
12.5	June 2025	Variable rate – 5.900%
125.0	September 2025	Variable rate – 5.680%
100.0	October 2025	Variable rate – 5.865%
100.0	October 2025	Variable rate – 5.860%
57.7	October 2025	Variable rate – 5.830%
50.0	November 2025	Variable rate – 5.818%
12.5	December 2025	Variable rate – 5.916%
50.0	January 2026	Variable rate – 5.781%
50.0	January 2026	Variable rate – 5.763%
100.0	January 2026	Variable rate – 5.783%
15.0	January 2026	Variable rate – 5.997%
21.8	May 2026	Variable rate – 5.673%
50.0	May 2026	Variable rate – 5.600%
75.0	December 2026	Variable rate – 5.752%
75.0	January 2027	Variable rate – 5.683%
50.0	January 2027	Variable rate – 5.798%
50.0	January 2027	Variable rate – 5.798%
100.0	January 2027	Variable rate – 5.744%
100.0	February 2027	Variable rate – 5.770%
50.0	April 2027	Variable rate – 5.648%
50.0	May 2027	Variable rate – 5.658%
100.0	June 2027	Variable rate – 5.700%
10.0	June 2027	Variable rate – 5.923%
50.0	July 2027	Variable rate – 6.018%
50.0	July 2027	Variable rate – 6.028%
100.0	August 2027	Variable rate – 6.044%
75.0	January 2028	Variable rate – 5.784%
50.0	January 2028	Variable rate – 5.838%
50.0	January 2028	Variable rate – 5.855%
34.5	February 2028	Variable rate – 5.904%
100.0	February 2028	Variable rate – 5.825%
21.0	February 2028	Variable rate – 5.775%
22.0	February 2028	Variable rate – 5.818%
100.0	February 2028	Variable rate – 5.790%
15.0	July 2028	Variable rate – 5.710%
35.0	August 2028	Variable rate – 5.720%
$2,189.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Generally, the variable and fixed rate borrowings are pre-payable.  At March 31, 2024, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $31.4 million and $21.7 million in the first three months of 2024 and 2023, respectively, was recognized related to total borrowings from the FHLB, reflecting both higher interest rates on the variable rate investment borrowings and higher average borrowings outstanding in the 2024 period.

SHAREHOLDERS' EQUITY

In the first three months of 2024, we repurchased 1.5 million shares of common stock for $40.0 million under our securities repurchase program (including $0.8 million of repurchases settled in the second quarter of 2024). The Company had remaining repurchase authority of $481.8 million as of March 31, 2024.

In the first three months of 2024, we issued 0.7 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

In the first three months of 2024, dividends declared on common stock totaled $16.4 million ($0.15 per common share). In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share.

Accumulated other comprehensive income (loss), included in shareholders' equity as of March 31, 2024 and December 31, 2023, is comprised of the following (dollars in millions):

	March 31, 2024	December 31, 2023
Net unrealized losses on investments having no allowance for credit losses	$(1,267.2)	$(1,235.2)
Unrealized losses on investments with an allowance for credit losses	(1,006.3)	(931.0)
Change in discount rates for liability for future policy benefits	365.1	133.4
Change in instrument-specific credit risk for market risk benefits	3.4	4.8
Deferred income tax assets	424.7	451.2
Accumulated other comprehensive loss	$(1,480.3)	$(1,576.8)

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC, ("PGS"), commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with BRe and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court. Plaintiffs have filed an Amended Complaint and the CNO Parties have moved to dismiss the Amended Complaint. The Delaware Chancery Court denied the CNO Parties’ motions to dismiss the Amended Complaint on the basis of forum non conveniens, but granted the CNO Parties’ motion to stay the case pending the conclusion of a related matter. On December 1, 2023, the Delaware Chancery Court lifted the stay as of November 30, 2023. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. Based on the Court’s ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income (loss) to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$112.3	$(.8)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization and depreciation	70.4	65.7
Income taxes	23.8	(6.4)
Insurance liabilities	156.6	173.3
Accrual, amortization and fair value changes included in investment income	(134.8)	(27.9)
Deferral of policy acquisition costs	(103.2)	(89.8)
Net investment (gains) losses	(7.8)	14.6
Other (a)	(22.7)	(46.8)
Net cash from operating activities	$94.6	$81.9

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Amounts related to employee benefit plans	$6.1	$6.5

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2024
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$533.4	$—	$533.4
Notes receivable of VIEs held by subsidiaries	—	(104.9)	(104.9)
Cash and cash equivalents held by variable interest entities	83.5	—	83.5
Accrued investment income	1.7	—	1.7
Income tax assets, net	12.5	—	12.5
Other assets	.9	(.5)	.4
Total assets	$632.0	$(105.4)	$526.6
Liabilities:
Other liabilities	$11.0	$(2.9)	$8.1
Borrowings related to variable interest entities	565.5	—	565.5
Notes payable of VIEs held by subsidiaries	106.1	(106.1)	—
Total liabilities	$682.6	$(109.0)	$573.6

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2024, such loans had an amortized cost of $547.2 million; gross unrealized gains of $1.7 million; gross unrealized losses of $11.2 million; allowance for credit losses of $4.3 million; and an estimated fair value of $533.4 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Allowance at the beginning of the period	$3.1	$5.5
Additions for securities for which credit losses were not previously recorded	.3	.3
Additions (reductions) for securities where an allowance was previously recorded	1.7	(.7)
Reduction for securities sold during the period	(.8)	(1.6)
Allowance at the end of the period	$4.3	$3.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$13.7	$13.2
Due after one year through five years	506.7	493.5
Due after five years through ten years	26.8	26.7
Total	$547.2	$533.4

During the first three months of 2024, the VIEs recognized investment losses of $3.6 million which were comprised of: (i) $6.2 million of net losses from the sales of fixed maturities; (ii) $3.8 million of gains related to the liquidation of a VIE; and (iii) an increase in the allowance for credit losses of $1.2 million. Such net realized losses included gross realized losses of $6.9 million from the sale of $81.3 million of investments. During the first three months of 2023, the VIEs recognized net investment losses of $0.6 million which were comprised of: (i) $2.6 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $2.0 million. Such net realized losses included gross realized losses of $0.8 million from the sale of $11.7 million of investments.

At March 31, 2024, there were no fixed maturity investments held by the VIEs in default.

At March 31, 2024, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $35.7 million and gross unrealized losses not deemed to have credit losses of $0.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $171.2 million and gross unrealized losses not deemed to have credit losses of $3.1 million that had been in an unrealized loss position for twelve months or greater.

At December 31, 2023, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $24.8 million and gross unrealized losses of $0.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $302.3 million and gross unrealized losses of $8.7 million that had been in an unrealized loss position for twelve months or greater.

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

At March 31, 2024, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $490.4 million (classified as other invested assets).  At March 31, 2024, we had unfunded commitments to these partnerships totaling $373.1 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 93 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2024 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,491.4	$147.5	$11,638.9
United States Treasury securities and obligations of United States government corporations and agencies	—	214.4	—	214.4
States and political subdivisions	—	2,703.4	—	2,703.4
Foreign governments	—	82.3	—	82.3
Asset-backed securities	—	1,428.3	25.6	1,453.9
Agency residential mortgage-backed securities	—	687.7	—	687.7
Non-agency residential mortgage-backed securities	—	1,559.8	—	1,559.8
Collateralized loan obligations	—	1,145.6	—	1,145.6
Commercial mortgage-backed securities	—	2,162.1	—	2,162.1
Total fixed maturities, available for sale	—	21,475.0	173.1	21,648.1
Equity securities - corporate securities	45.8	—	72.6	118.4
Trading securities:
Asset-backed securities	—	31.2	—	31.2
Agency residential mortgage-backed securities	—	3.4	—	3.4
Non-agency residential mortgage-backed securities	—	57.4	—	57.4
Collateralized loan obligations	—	9.1	—	9.1
Commercial mortgage-backed securities	—	121.7	—	121.7
Total trading securities	—	222.8	—	222.8
Investments held by variable interest entities - corporate securities	—	533.4	—	533.4
Other invested assets:
Derivatives	—	355.0	—	355.0
Residual tranches	—	2.6	52.2	54.8
Total other invested assets	—	357.6	52.2	409.8
Market risk benefit asset	—	—	84.1	84.1
Assets held in separate accounts	—	3.3	—	3.3
Total assets carried at fair value by category	$45.8	$22,592.1	$382.0	$23,019.9

Liabilities:
Market risk benefit liability	$—	$—	$3.8	$3.8
Embedded derivatives associated with fixed indexed annuity products	—	—	1,426.8	1,426.8
Total liabilities carried at fair value by category	$—	$—	$1,430.6	$1,430.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2024
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,930.8	$1,930.8	$2,087.1
Policy loans	—	—	130.3	130.3	130.3
Other invested assets:
Company-owned life insurance	—	305.2	—	305.2	305.2
Cash and cash equivalents:
Unrestricted	566.3	—	—	566.3	566.3
Held by variable interest entities	83.5	—	—	83.5	83.5
Liabilities:
Policyholder account balances	—	—	15,736.7	15,736.7	15,736.7
Future policy benefits	—	—	(218.4)	(218.4)	(218.4)
Investment borrowings	—	2,189.8	—	2,189.8	2,189.1
Borrowings related to variable interest entities	—	564.3	—	564.3	565.5
Notes payable – direct corporate obligations	—	1,115.8	—	1,115.8	1,141.0

	December 31, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,926.9	$1,926.9	$2,064.1
Policy loans	—	—	128.5	128.5	128.5
Other invested assets:
Company-owned life insurance	—	303.0	—	303.0	303.0
Cash and cash equivalents:
Unrestricted	774.5	—	—	774.5	774.5
Held by variable interest entities	114.5	—	—	114.5	114.5
Liabilities:
Policyholder account balances	—	—	15,667.8	15,667.8	15,667.8
Future policy benefits	—	—	(274.9)	(274.9)	(274.9)
Investment borrowings	—	2,190.2	—	2,190.2	2,189.3
Borrowings related to variable interest entities	—	814.8	—	814.8	820.8
Notes payable – direct corporate obligations	—	1,097.3	—	1,097.3	1,140.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2024 (dollars in millions):

	March 31, 2024
	Beginning balance as of December 31, 2023	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of March 31, 2024	Amount of total gains (losses) for the three months ended March 31, 2024 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended March 31, 2024 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$159.3	$6.7	$4.4	$(5.9)	$—	$(17.0)	$147.5	$4.4	$(6.7)
Asset-backed securities	25.5	(.2)	—	.3	—	—	25.6	—	.2
Commercial mortgage-backed securities	13.1	—	—	—	—	(13.1)	—	—	—
Total fixed maturities, available for sale	197.9	6.5	4.4	(5.6)	—	(30.1)	173.1	4.4	(6.5)
Equity securities - corporate securities	72.7	—	(.1)	—	—	—	72.6	(.1)	—
Other invested assets - residual tranches	31.5	7.9	6.4	—	6.4	—	52.2	6.4	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended March 31, 2024 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$6.8	$(.1)	$—	$—	$6.7
Asset-backed securities	—	(.2)	—	—	(.2)
Total fixed maturities, available for sale	6.8	(.3)	—	—	6.5
Other invested assets - residual tranches	9.2	(1.3)	—	—	7.9

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

At March 31, 2024, 72 percent of our Level 3 fixed maturities, available for sale, were investment grade and 85 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended
	March 31,
	2024	2023
Balance at beginning of the period	$1,376.7	$1,297.0
Premiums less benefits	(17.8)	(14.0)
Change in fair value, net	67.9	64.9
Balance at end of the period	$1,426.8	$1,347.9

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2024 (dollars in millions):

	Fair value at March 31, 2024	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.5	Recovery method	Percent of recovery expected	(25.00%)
Corporate securities (c)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (d)	8.3	Discounted cash flow analysis	Discount margins	(2.28%)
Equity securities (e)	63.3	Market comparables	EBITDA multiples	11.5X
Equity securities (f)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (g)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (h)	213.0	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (i)	84.1	Discounted cash flow analysis	Surrender rates	1.42% - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Total	382.0
Liabilities:
Market risk benefit liability (i)	3.8	Discounted cash flow analysis	Surrender rates	1.42% - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Embedded derivatives related to fixed indexed annuity products (j)	1,426.8	Discounted projected embedded derivatives	Projected portfolio yields	4.32% - 4.92% (4.57%)
			Discount rates	4.07% - 5.74% (4.72%)
			Surrender rates	1.42% - 23.70% (6.92%)
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
(i)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including assumptions related to surrenders

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2023 (dollars in millions):

	Fair value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	(2.22%)
Corporate securities (c)	2.5	Recovery method	Percent of recovery expected	(25.00%)
Corporate securities (d)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	8.6	Discounted cash flow analysis	Discount margins	(2.24%)
Equity securities (f)	63.4	Market comparables	EBITDA multiples	11.3X
Equity securities (g)	.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (h)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (i)	213.9	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (j)	75.4	Discounted cash flow analysis	Surrender rates	1.42% - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Total	377.5
Liabilities:
Market risk benefit liability (j)	7.4	Discounted cash flow analysis	Surrender rates	1.42% - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Embedded derivatives related to fixed indexed annuity products (k)	1,376.7	Discounted projected embedded derivatives	Projected portfolio yields	4.32% - 4.92% (4.57%)
			Discount rates	3.85% - 5.76% (4.41%)
			Surrender rates	1.42% - 23.70% (6.92%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at March 31, 2024, and its consolidated results of operations for the three months ended March 31, 2024 and 2023, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook," "sustainable" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2023 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

•the impact of pandemics, including the novel coronavirus pandemic, and major public health issues and the resulting financial market, economic and other impacts;

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three months ending March 31, 2024 and 2023 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2024	2023
Insurance product margin
Annuity margin	$52.0	$57.3
Health margin	123.0	116.5
Life margin	54.6	47.4
Total insurance product margin	229.6	221.2
Allocated expenses	(161.6)	(157.5)
Income from insurance products	68.0	63.7
Fee income	11.3	15.5
Investment income not allocated to product lines	12.3	15.5
Expenses not allocated to product lines	(16.8)	(18.3)
Operating earnings before taxes	74.8	76.4
Income tax expense on operating income	(17.3)	(17.8)
Net operating income (a)	57.5	58.6
Net realized investment losses from sales and change in allowance for credit losses	(4.6)	(12.7)
Net change in market value of investments recognized in earnings	12.4	(1.9)
Changes in fair value of embedded derivative liabilities and market risk benefits	64.0	(65.1)
Other	(.4)	2.3
Net non-operating income (loss) before taxes	71.4	(77.4)
Income tax (expense) benefit on non-operating income (loss)	(16.6)	18.0
Net non-operating income (loss)	54.8	(59.4)
Net income (loss)	$112.3	$(.8)
Per diluted share
Net operating income	$.52	$.51
Net non-operating income (loss)	.49	(.52)
Net income (loss)	$1.01	$(.01)

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

GOVERNMENTAL REGULATION

In 2023, the U.S. Department of Labor (the "DOL") proposed a regulation to change the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act of 1974 ("ERISA") and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions ("PTEs") that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of "fiduciary" for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. We do not expect these developments to have a significant impact on our business.

CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Policies" in our 2023 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Insurance product margin
Annuity:
Insurance policy income	$7.3	$5.1
Net investment income	134.5	125.4
Insurance policy benefits	(11.3)	(8.7)
Interest credited	(58.3)	(48.1)
Amortization and non-deferred commissions (a)	(20.2)	(16.4)
Annuity margin	52.0	57.3
Health:
Insurance policy income	398.4	401.4
Net investment income	74.3	74.0
Insurance policy benefits	(308.5)	(318.1)
Amortization and non-deferred commissions (a)	(41.2)	(40.8)
Health margin	123.0	116.5
Life:
Insurance policy income	222.7	219.0
Net investment income	36.5	36.3
Insurance policy benefits	(144.0)	(147.2)
Interest credited	(12.5)	(12.1)
Amortization and non-deferred commissions (a)	(23.5)	(19.9)
Advertising expense	(24.6)	(28.7)
Life margin	54.6	47.4
Total insurance product margin	229.6	221.2
Allocated expenses:
Branch office expenses	(19.8)	(19.8)
Other allocated expenses	(141.8)	(137.7)
Income from insurance products	68.0	63.7
Fee income	11.3	15.5
Investment income not allocated to product lines	12.3	15.5
Expenses not allocated to product lines	(16.8)	(18.3)
Operating earnings before taxes	74.8	76.4
Income tax expense on operating income	(17.3)	(17.8)
Net operating income	$57.5	$58.6

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

Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account balances for annuity products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Summary of Operating Results: Net operating income was $57.5 million in the first quarter of 2024, compared to $58.6 million in the first quarter of 2023.

Insurance product margin was $229.6 million in the first quarter of 2024 compared to $221.2 million in the first quarter of 2023. Fluctuations by product line are discussed in greater detail in the narratives that follow.

Total net investment income (comprised of investment income allocated and not allocated to products) increased 2.5 percent to $257.6 million in the first quarter of 2024, as compared to $251.2 million in the first quarter of 2023, reflecting growth in the investment portfolio and higher yields. Such results reflected net unfavorable mark-to-market impacts of $24.3 million and $9.4 million in the first quarters of 2024 and 2023, respectively. The performance of our alternative investments is typically reported a quarter in arrears. The alternative results in the first quarter of 2024 were adversely impacted by mark-to-market impacts on certain real estate partnerships ("REPs") driven by the annual appraisals of the underlying real estate assets in the context of higher cap rates in the current higher interest rate environment. The book value of these REPs was $86 million at March 31, 2024. The underlying properties held by the REPs are occupied by investment grade tenants and have long-term non-cancellable leases. In addition, these REPs continue to produce stable cash flows at the property level and stable distributions to the Company.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Total allocated and unallocated expenses are summarized in the table below (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Expenses allocated to product lines	$161.6	$157.5
Expenses not allocated to product lines	16.8	18.3
Adjusted total	$178.4	$175.8

Total allocated and unallocated expenses in the first three months of 2024 were up slightly as compared to the same period in the prior year, and were in line with our expectations. Our projected expense ratio guidance for the full year of 2024 is between 18.8 percent to 19.2 percent and remains unchanged. The expense ratio is defined as total allocated and unallocated expenses divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Fee revenue	$50.5	$51.3
Operating costs and expenses	(39.2)	(35.8)
Net fee income	$11.3	$15.5

The decrease in net fee income in the first three months of 2024 is primarily due to: (i) changes to our revenue recognition assumptions related to sales of third party products by our Consumer Division reflecting less favorable policy persistency and higher agent persistency resulting in higher renewal commissions, as compared to the prior period; partially offset by (ii) higher sales of such third party products in the 2024 period as compared to the same period in the prior year.

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

The effective tax rate for the first three months of 2024 was 23.2 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Annuity margin:
Fixed indexed annuities
Insurance policy income	$6.0	$3.6
Net investment income	108.4	98.8
Insurance policy benefits	(5.8)	(4.1)
Interest credited	(46.7)	(36.4)
Amortization and non-deferred commissions	(18.5)	(15.4)
Margin from fixed indexed annuities	$43.4	$46.5
Average net insurance liabilities	$9,636.3	$9,183.8
Margin/average net insurance liabilities	1.80%	2.03%
Fixed interest annuities
Insurance policy income	$.1	$.3
Net investment income	20.6	20.9
Insurance policy benefits	(.4)	(.1)
Interest credited	(11.1)	(11.1)
Amortization and non-deferred commissions	(1.6)	(.9)
Margin from fixed interest annuities	$7.6	$9.1
Average net insurance liabilities	$1,588.0	$1,630.9
Margin/average net insurance liabilities	1.91%	2.23%
Other annuities
Insurance policy income	$1.2	$1.2
Net investment income	5.5	5.7
Insurance policy benefits	(5.1)	(4.5)
Interest credited	(.5)	(.6)
Amortization and non-deferred commissions	(.1)	(.1)
Margin from other annuities	$1.0	$1.7
Average net insurance liabilities	$439.9	$469.5
Margin/average net insurance liabilities	.91%	1.45%
Total annuity margin	$52.0	$57.3
Average net insurance liabilities	$11,664.2	$11,284.2
Margin/average net insurance liabilities	1.78%	2.03%

Margin from fixed indexed annuities was $43.4 million in the first quarter of 2024 compared to $46.5 million in the first quarter of 2023. The decrease in margin in the 2024 period is primarily due to: (i) additional amortization and unfavorable reserve impacts from higher policy surrender activity; (ii) slight spread compression driven by increased surrenders of higher spread products; partially offset by (iii) growth in the block and higher yields. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $9,636.3 million and $9,183.8 million in the first quarters of 2024 and 2023, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.50 percent in the first quarter of 2024 up from 4.30 percent in the first quarter of 2023, reflecting higher portfolio yields.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $128.6 million and $16.5 million in the first quarters of 2024 and 2023, respectively.

Margin from fixed interest annuities was $7.6 million in the first quarter of 2024 compared to $9.1 million in the first quarter of 2023, driven primarily by additional amortization from higher policy surrenders and a reduction in the size of the block. Average net insurance liabilities were $1,588.0 million in the first quarter of 2024 compared to $1,630.9 million in the first quarter of 2023, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities resulted in lower net investment income allocated, however, the earned yield increased to 5.19 percent in the first quarter of 2024 from 5.13 percent in the first quarter of 2023, reflecting higher portfolio yields.

Margin from other annuities was $1.0 million in the first quarter of 2024 compared to $1.7 million in the first quarter of 2023. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. Such mortality was lower in the 2024 period compared to the same period in 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Health margin:
Supplemental health
Insurance policy income	$179.7	$179.0
Net investment income	39.0	38.6
Insurance policy benefits	(125.8)	(128.2)
Amortization and non-deferred commissions	(27.5)	(26.1)
Margin from supplemental health	$65.4	$63.3
Margin/insurance policy income	36%	35%
Medicare supplement
Insurance policy income	$151.7	$156.5
Net investment income	1.4	1.3
Insurance policy benefits	(116.4)	(120.5)
Amortization and non-deferred commissions	(10.2)	(11.2)
Margin from Medicare supplement	$26.5	$26.1
Margin/insurance policy income	17%	17%
Long-term care
Insurance policy income	$67.0	$65.9
Net investment income	33.9	34.1
Insurance policy benefits	(66.3)	(69.4)
Amortization and non-deferred commissions	(3.5)	(3.5)
Margin from long-term care	$31.1	$27.1
Margin/insurance policy income	46%	41%
Total health margin	$123.0	$116.5
Margin/insurance policy income	31%	29%

Margin from supplemental health business was $65.4 million in the first quarter of 2024 compared to $63.3 million in the first quarter of 2023, reflecting growth in the block. The margin as a percentage of insurance policy income was 36 percent in the first quarter of 2024 compared to 35 percent in the prior year period.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Medicare supplement business was $26.5 million and $26.1 million in the first quarters of 2024 and 2023, respectively. The increase in margin on the Medicare supplement business is primarily due to favorable claims experience in the 2024 period, as compared to the 2023 period, partially offset by a reduction in the size of the block. Claim experience will fluctuate from period to period. Insurance policy income was $151.7 million in the first quarter of 2024, down 3.1 percent from the first quarter of 2023, reflecting lower sales in recent periods partially offset by premium rate increases. Over the last several years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences.

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

Margin from Long-term care products was $31.1 million and $27.1 million in the first quarters of 2024 and 2023, respectively. The margin as a percentage of insurance policy income was 46 percent in the first quarter of 2024 compared to 41 percent in the first quarter of 2023. The increase in margin in the 2024 period is primarily due to growth in the block and lower insurance policy benefits, as compared to the 2023 period. Claim experience will fluctuate from quarter to quarter.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Life margin:
Interest-sensitive life
Insurance policy income	$46.6	$44.5
Net investment income	13.2	13.1
Insurance policy benefits	(19.9)	(18.2)
Interest credited	(12.3)	(12.0)
Amortization and non-deferred commissions	(5.1)	(4.6)
Margin from interest-sensitive life	$22.5	$22.8
Average net insurance liabilities	$1,056.1	$1,032.0
Interest margin	$.9	$1.1
Interest margin/average net insurance liabilities	.34%	.43%
Underwriting margin	$21.6	$21.7
Underwriting margin/insurance policy income	46%	49%
Traditional life
Insurance policy income	$176.1	$174.5
Net investment income	23.3	23.2
Insurance policy benefits	(124.1)	(129.0)
Interest credited	(.2)	(.1)
Amortization and non-deferred commissions	(18.4)	(15.3)
Advertising expense	(24.6)	(28.7)
Margin from traditional life	$32.1	$24.6
Margin/insurance policy income	18%	14%
Margin excluding advertising expense/insurance policy income	32%	31%
Total life margin	$54.6	$47.4

Margin from interest-sensitive life business was $22.5 million in the first quarter of 2024, down slightly from the first quarter of 2023, reflecting unfavorable claims experience, as compared to the 2023 period; partially offset by growth in the block due to sales in recent periods.

The interest margin was $0.9 million and $1.1 million in the first quarters of 2024 and 2023, respectively. Net investment income in the 2024 period was comparable to the 2023 period. The increase in average net insurance liabilities results in higher net investment income allocated, which is largely offset by lower earned yields. The earned yield was 5.00 percent and 5.08 percent in the first quarters of 2024 and 2023, respectively. The decrease in earned yields is due to the maturity or sale of higher yielding investments. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $11.1 million and $2.1 million in the first quarters of 2024 and 2023, respectively.

Margin from traditional life business was $32.1 million and $24.6 million in the first quarters of 2024 and 2023, respectively. The increase in margin in the 2024 period, as compared to the same period in 2023, reflects growth in the block and lower insurance policy benefits and advertising expense.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net investment income in the 2024 period was comparable to the 2023 period. The increase in average net insurance liabilities results in higher net investment income allocated, which is largely offset by lower earned yields. The earned yield was 4.67 percent and 4.70 percent in the first quarters of 2024 and 2023, respectively.

Advertising expense was $24.6 million in the first quarter of 2024, down 14 percent from the comparable period in 2023. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Collected premiums from annuity and interest-sensitive life products:
Annuities	$393.3	$370.9
Interest-sensitive life	60.5	58.2
Total collected premiums from annuity and interest-sensitive life products	$453.8	$429.1

Collected premiums from annuity and interest-sensitive products increased 5.8 percent in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher premium collections from fixed indexed annuity products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Net investment income	$469.2	$343.0
Allocated to product lines:
Annuity	(134.5)	(125.4)
Health	(74.3)	(74.0)
Life	(36.5)	(36.3)
Equity returns credited to policyholder account balances	(139.7)	(18.6)
Amounts allocated to product lines and credited to policyholder account balances	(385.0)	(254.3)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	6.2	—
Amount related to variable interest entities and other non-operating items	(12.6)	(20.9)
Interest expense on debt	(15.7)	(15.7)
Interest expense on financing arrangements	(1.2)	—
Interest expense on investment borrowings from FHLB	(31.4)	(21.7)
Expenses related to FABN program	(7.6)	(7.6)
Less amounts credited to deferred compensation plans (offsetting investment income)	(9.6)	(7.3)
Total adjustments	(71.9)	(73.2)
Investment income not allocated to product lines	$12.3	$15.5

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

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three months ending March 31, 2024 and 2023 (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Net realized investment losses from sales and change in allowance for credit losses	$(4.6)	$(12.7)
Net change in market value of investments recognized in earnings	12.4	(1.9)
Changes in fair value of embedded derivative liabilities and market risk benefits	64.0	(65.1)
Other	(.4)	2.3
Net non-operating income (loss) before taxes	$71.4	$(77.4)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net realized investment losses in the three months ended March 31, 2024, were $4.6 million, net of a reduction in the allowance for credit losses of $1.5 million. Net realized investment losses in the three months ended March 31, 2023, were $12.7 million, including an increase in the allowance for credit losses of $1.5 million.

The change in market value of investments recognized in earnings was an increase (decrease) of $12.4 million and $(1.9) million in the first quarters of 2024 and 2023, respectively. The change in value will fluctuate from period to period based on market conditions.

We recognized an increase (decrease) in earnings of $64.0 million and $(65.1) million in the first three months of 2024 and 2023, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

Other non-operating items primarily include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
LIQUIDITY AND CAPITAL RESOURCES

2024 Outlook

We are maintaining our previously disclosed guidance ranges as further discussed below.

We expect operating earnings per diluted share to be in the range of $3.10 to $3.30, excluding any significant items in the year. Given the lower returns on our alternative investments in the first quarter of 2024, we expect the full year operating earnings per share to be near the lower end of the range while also assuming that the returns on such alternative investments are more in line with our long term run-rate assumption for the balance of the year.

We continue to expect fee income to be slightly lower in 2024, as compared to 2023, with a slight change to the seasonal recognition of earnings with approximately one-third of such earnings recognized in the first quarter of 2024 (as compared to our previous expectation of 25 percent) and the remainder of such earnings generally recognized in the fourth quarter of 2024.

Our projected expense ratio guidance for the full year of between 18.8 percent to 19.2 percent for 2024 remains unchanged.

We continue to expect excess cash flow to the holding company to be in the range of $140 million to $200 million. The high end of the range assumes that we maintain our current pace of organic growth; maintain the current asset mix in our investment portfolio; and there is no significant change to economic conditions and the related pattern of credit migration in our investment portfolio. However, if we continue to accelerate organic growth; decide to accept a higher level of risk in our investment portfolio; and/or economic conditions deteriorate, prompting adverse credit migration, then additional capital would be required and excess cash flow would be toward the lower end of the range.

We expect to continue to manage to: (i) a consolidated RBC ratio of 375 percent for our U.S. based insurance subsidiaries; (ii) minimum holding company liquidity of $150 million; and (iii) a target debt to total capital, excluding accumulated other comprehensive income (loss), in the range of 25 percent to 28 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of March 31, 2024 and December 31, 2023 was as follows (dollars in millions):

	March 31, 2024	December 31, 2023
Total capital:
Corporate notes payable	$1,141.0	$1,140.5
Shareholders’ equity:
Common stock	1.1	1.1
Additional paid-in capital	1,851.2	1,891.5
Accumulated other comprehensive loss	(1,480.3)	(1,576.8)
Retained earnings	1,995.7	1,899.8
Total shareholders’ equity	2,367.7	2,215.6
Total capital	$3,508.7	$3,356.1

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2024 and as of and for the year ended December 31, 2023:

	March 31, 2024	December 31, 2023
Book value per common share	$21.81	$20.26
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	35.44	34.68
Debt to total capital ratios:
Corporate debt to total capital	32.5%	34.0%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	22.9%	23.1%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2024, the carrying value of the FHLB common stock was $94.6 million.  As of March 31, 2024, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.7 billion at March 31, 2024, which are maintained in custodial accounts for the benefit of the FHLB.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 391 percent at March 31, 2024, compared to 402 percent at December 31, 2023. In the first three months of 2024, the RBC ratio reflected: (i) an estimated consolidated statutory operating loss of $4 million; and (ii) insurance company dividends (net of capital contributions) of $43.3 million that were paid to the holding company. Our RBC ratio at March 31, 2024, exceeded our targeted RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

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

Financial Strength Ratings of our Insurance Subsidiaries

Financial strength ratings provided by S&P, AM Best Company ("AM Best"), Fitch Ratings ("Fitch") and Moody's Investor Services, Inc. ("Moody's") are the rating agency's opinions of the ability of our insurance subsidiaries to pay policyholder claims and obligations when due.

On March 18, 2024, S&P affirmed its "A-" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings is stable. S&P financial strength ratings range from "AAA" to "R" and some companies are not rated. An insurer rated "A", in S&P's opinion, has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.  Pluses and minuses show the relative standing within a category.  S&P has twenty-one possible ratings.  There are six ratings above the "A-" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

At March 31, 2024, CNO, CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) and our other non-insurance subsidiaries held $222.8 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

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

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate U.S. based insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first three months of 2024, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $68.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 338 percent at March 31, 2024.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2024, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$(5.1)	(a)
Colonial Penn	(513.3)	(b)
____________________
(a)Bankers Life paid dividends of $30.0 million to CLTX in the first three months of 2024. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. In the event Bankers Life's earned surplus balance is zero or in a deficit position, Bankers Life may request approval from the Illinois Department of Insurance for return-of-capital distributions, the payment of which would be subject to prior approval.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first three months of 2024, CDOC made capital contributions of $24.7 million to CLTX.

At March 31, 2024, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first three months of 2024, we generated $34 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first three months of 2024, we repurchased 1.5 million shares of common stock for $40.0 million under our securities repurchase program (including $0.8 million of repurchases settled in the second quarter of 2024). The Company had remaining repurchase authority of $481.8 million as of March 31, 2024.

In the first three months of 2024, dividends declared on common stock totaled $16.4 million ($0.15 per common share). In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share.

On March 18, 2024, S&P affirmed its "BBB-" rating on our senior unsecured debt and the outlook for these ratings is stable. In S&P's view, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of twenty-two possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are nine ratings above CNO's "BBB-" rating and twelve ratings that are below its rating.

On February 15, 2024, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At March 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$12,557.8	$48.9	$(1,474.6)	$(21.5)	$11,110.6
United States Treasury securities and obligations of United States government corporations and agencies	232.8	—	(18.4)	—	214.4
States and political subdivisions	3,044.9	26.4	(376.3)	(.5)	2,694.5
Foreign governments	94.8	.6	(12.5)	(.6)	82.3
Asset-backed securities	1,436.8	3.2	(81.6)	(.1)	1,358.3
Agency residential mortgage-backed securities	683.3	6.7	(2.3)	—	687.7
Non-agency residential mortgage-backed securities	1,189.0	6.8	(128.6)	—	1,067.2
Collateralized loan obligations	1,151.0	4.6	(10.0)	—	1,145.6
Commercial mortgage-backed securities	2,296.7	1.8	(196.4)	—	2,102.1
Total investment grade fixed maturities, available for sale	22,687.1	99.0	(2,300.7)	(22.7)	20,462.7
Below-investment grade (a) (b):
Corporate securities	574.9	1.6	(32.0)	(16.2)	528.3
States and political subdivisions	9.6	—	(.6)	(.1)	8.9
Asset-backed securities	109.3	.1	(13.8)	—	95.6
Non-agency residential mortgage-backed securities	481.4	26.8	(15.6)	—	492.6
Commercial mortgage-backed securities	88.5	—	(28.5)	—	60.0
Total below-investment grade fixed maturities, available for sale	1,263.7	28.5	(90.5)	(16.3)	1,185.4
Total fixed maturities, available for sale	$23,950.8	$127.5	$(2,391.2)	$(39.0)	$21,648.1
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2024 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$15,421.3	$13,971.4	64.5%
2	7,807.0	7,030.1	32.5
Total NAIC 1 and 2 (investment grade)	23,228.3	21,001.5	97.0
3	535.6	484.1	2.2
4	147.7	138.2	.7
5	29.2	21.8	.1
6	10.0	2.5	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	722.5	646.6	3.0
Total	$23,950.8	$21,648.1	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2024 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,703.4	12.5%	$376.9	15.8%
Commercial mortgage-backed securities	2,162.1	10.0	224.9	9.4
Banks	1,801.8	8.3	195.2	8.2
Non-agency residential mortgage-backed securities	1,559.8	7.2	144.2	6.0
Asset-backed securities	1,453.9	6.7	95.4	4.0
Collateralized loan obligations	1,145.6	5.3	10.0	.4
Insurance	1,112.1	5.1	173.8	7.3
Utilities	1,101.9	5.1	151.1	6.3
Healthcare/pharmaceuticals	1,037.9	4.8	185.1	7.7
Brokerage	946.8	4.4	108.5	4.5
Technology	763.3	3.5	127.9	5.3
Agency residential mortgage-backed securities	687.7	3.2	2.3	.1
Food/beverage	628.8	2.9	73.9	3.1
Energy	505.5	2.3	35.0	1.5
Cable/media	433.3	2.0	71.4	3.0
Real estate/REITs	336.7	1.5	43.6	1.8
Transportation	319.3	1.5	35.7	1.5
Telecom	315.7	1.5	23.1	1.0
Capital goods	275.5	1.3	30.4	1.3
Chemicals	258.9	1.2	31.9	1.3
Other	2,098.1	9.7	250.9	10.5
Total fixed maturities, available for sale	$21,648.1	100.0%	$2,391.2	100.0%

Below-Investment Grade Securities

At March 31, 2024, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,263.7 million, or 5.3 percent of the Company's fixed maturity portfolio (or $722.5 million, or 3.0 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,185.4 million, or 94 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first three months of 2024, we recognized $5.9 million of realized losses on sales of $197.1 million of fixed maturity securities, available for sale, including: (i) $3.5 million related to various corporate securities; (ii) $1.1 million related to commercial mortgage-backed securities; and (iii) $1.3 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; or (vi) changes in expected portfolio cash flows.

During the first three months of 2023, we recognized $14.4 million of realized losses on sales of $288.5 million of fixed maturity securities, available for sale, including: (i) $11.1 million related to various corporate securities; (ii) $2.2 million related to commercial mortgage-backed securities; and (iii) $1.1 million related to various other investments.

The following summarizes the investments sold at a loss during the first three months of 2024 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$3.5	$2.1

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$274.7	$264.3
Due after one year through five years	1,961.0	1,852.8
Due after five years through ten years	1,059.0	965.6
Due after ten years	10,856.0	9,114.8
Subtotal	14,150.7	12,197.5
Structured securities	5,618.8	5,141.9
Total	$19,769.5	$17,339.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2024 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Greater than or equal to 6 months and less than 12 months	3	$7.5	$(3.2)	$4.3
Greater than 12 months	5	62.9	(23.7)	39.2
Total		$70.4	$(26.9)	$43.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2024 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$369.0	$7.3	$—	$.6	$376.9
Commercial mortgage-backed securities	163.0	33.4	20.8	7.7	224.9
Banks	111.7	81.0	2.5	—	195.2
Healthcare/pharmaceuticals	134.7	48.3	1.7	.4	185.1
Insurance	91.2	80.1	2.4	.2	173.9
Utilities	88.4	61.7	1.0	—	151.1
Non-agency residential mortgage-backed securities	89.2	39.4	2.3	13.3	144.2
Technology	86.5	38.5	2.5	.4	127.9
Brokerage	55.6	51.9	.8	.2	108.5
Asset-backed securities	35.8	45.8	13.5	.3	95.4
Food/beverage	26.0	46.8	.9	.2	73.9
Cable/media	9.8	57.5	1.3	2.8	71.4
Real estate/REITs	27.6	15.9	.1	—	43.6
Education	39.9	3.1	—	—	43.0
Transportation	17.0	18.6	—	.1	35.7
Consumer products	21.3	10.6	2.8	.6	35.3
Energy	8.1	26.8	.1	—	35.0
Chemicals	2.6	28.9	.4	—	31.9
Capital goods	16.9	11.5	1.9	.1	30.4
Retail	18.6	4.4	5.5	.5	29.0
Aerospace/defense	6.0	17.5	—	.2	23.7
Telecom	.1	23.0	—	—	23.1
Autos	3.8	14.8	.2	.2	19.0
Building materials	5.1	13.1	.4	.1	18.7
United States Treasury securities and obligations of United States government corporations and agencies	18.4	—	—	—	18.4
Metals and mining	4.8	8.1	.4	—	13.3
Foreign governments	5.8	6.7	—	—	12.5
Collateralized loan obligations	9.5	.5	—	—	10.0
Paper	.6	9.0	—	—	9.6
Entertainment/hotels	5.6	3.7	.1	—	9.4
Agency residential mortgage-backed securities	2.3	—	—	—	2.3
Business services	—	.9	.3	.3	1.5
Other	16.6	.4	.3	.1	17.4
Total fixed maturities, available for sale	$1,491.5	$809.2	$62.2	$28.3	$2,391.2

Our investment strategy is to maximize, over a sustained period and within acceptable parameters of quality and risk, investment income and total investment return through active strategic asset allocation and investment management.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.

Structured Securities

At March 31, 2024, fixed maturity investments included structured securities with an estimated fair value of $7.0 billion (or 32.4 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2024, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,546.1	$1,453.9	6.7%
Agency residential mortgage-backed securities	683.3	687.7	3.2
Non-agency residential mortgage-backed securities	1,670.4	1,559.8	7.2
Collateralized loan obligations	1,151.0	1,145.6	5.3
Commercial mortgage-backed securities	2,385.2	2,162.1	10.0
Total structured securities	$7,436.0	$7,009.1	32.4%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2024	2023
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$14.0	$22.4
Fee revenue and other income	.9	1.3
Total revenues	14.9	23.7
Expenses:
Interest expense	11.9	17.3
Other operating expenses	.5	.5
Total expenses	12.4	17.8
Income before net investment losses and income taxes	2.5	5.9
Net investment losses	(3.6)	(.6)
Income (loss) before income taxes	$(1.1)	$5.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of March 31, 2024 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Cable/media	$71.4	13.4%	$3.2	28.5%
Technology	68.9	12.9	1.5	13.5
Healthcare/pharmaceuticals	62.6	11.7	1.8	16.3
Brokerage	36.6	6.9	.1	.4
Food/beverage	35.9	6.7	1.5	13.3
Chemicals	27.8	5.2	.1	1.1
Building materials	27.0	5.1	.1	1.1
Capital goods	24.7	4.6	.4	3.4
Transportation	23.5	4.4	.1	.6
Paper	23.1	4.3	.1	.5
Utilities	21.6	4.0	.2	2.1
Autos	19.5	3.7	.1	.7
Consumer products	18.8	3.5	.4	3.9
Business services	16.8	3.2	.4	3.6
Insurance	15.5	2.9	—	.2
Metals and mining	5.1	1.0	—	—
Other	34.6	6.5	1.2	10.8
Total	$533.4	100.0%	$11.2	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$12.2	$11.7
Due after one year through five years	290.8	276.2
Due after five years through ten years	5.4	5.0
Total	$308.4	$292.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments held by the VIEs sold at a loss during the first three months of 2024 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	5	$4.4	$3.5
Greater than or equal to 6 months and less than 12 months prior to sale	2	2.8	1.8
Greater than 12 months prior to sale	5	6.9	3.5
		$14.1	$8.8

There were no investments held by the VIEs rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of March 31, 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the notes to consolidated financial statements for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2023.  There have been no material changes in the first three months of 2024 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risk.  Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023, for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2024)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	245,778	$27.69	243,730	$515.1
February 1 through February 29	819,613	27.01	619,446	498.6
March 1 through March 31	748,580	26.80	619,329	481.8
Total	1,813,971	27.02	1,482,505	481.8
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2023 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 5.  OTHER INFORMATION.

During the first quarter of 2024, one officer (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Michael E. Mead	February 26, 2024	November 28, 2024	12,703
–Chief Information Officer

_________
(a)    Or such earlier date that the aggregate amount of shares has been sold.

During the first quarter of 2024, other than Mr. Mead, none of the Company's directors or Section 16 officers have adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed December 14, 2022.

10.1	Form of executive leadership group restricted stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan.

10.2	Form of executive leadership group performance stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan.[1]

10.3	Form of restricted stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan.

10.4	Form of performance stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan.

10.5
Fifth Amendment and Restatement Agreement, dated as of March 30, 2024, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association, as administrative agent for the lenders, in respect of the Credit Agreement, dated as of May 19, 2015, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association, as administrative agent for the lenders.

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
1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated: May 6, 2024
	By:	/s/ Michellen A. Wildin
Michellen A. Wildin
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)