Form 10-Q
period 2024-09-30
CNO Financial Group, Inc.
filed 2024-11-07
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Shares of common stock outstanding as of October 24, 2024: 103,209,019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2024	December 31, 2023

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: September 30, 2024 - $25.9 and December 31, 2023 - $42.9; amortized cost: September 30, 2024 - $25,246.4 and December 31, 2023 - $23,699.2)	$23,724.7	$21,506.2
Equity securities at fair value	120.5	96.9
Mortgage loans (net of allowance for credit losses: September 30, 2024 - $16.5 and December 31, 2023 - $15.4)	2,372.7	2,064.1
Policy loans	133.3	128.5
Trading securities	217.4	222.7
Investments held by variable interest entities (net of allowance for credit losses: September 30, 2024 - $1.8 and December 31, 2023 - $3.1; amortized cost: September 30, 2024 - $258.8 and December 31, 2023 - $787.6)	250.1	768.6
Other invested assets	1,595.5	1,353.4
Total investments	28,414.2	26,140.4
Cash and cash equivalents - unrestricted	1,164.7	774.5
Cash and cash equivalents held by variable interest entities	80.6	114.5
Accrued investment income	276.2	251.5
Present value of future profits	165.7	180.7
Deferred acquisition costs	2,100.9	1,944.4
Reinsurance receivables (net of allowance for credit losses: September 30, 2024 - $3.0 and December 31, 2023 - $3.0)	3,906.7	4,040.7
Market risk benefit asset	96.4	75.4
Income tax assets, net	788.7	936.2
Assets held in separate accounts	3.3	3.1
Other assets	648.0	641.1
Total assets	$37,645.4	$35,102.5

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2024	December 31, 2023

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$17,240.5	$15,667.8
Future policy benefits	12,179.6	11,928.2
Market risk benefit liability	1.0	7.4
Liability for life insurance policy claims	59.9	62.1
Unearned and advanced premiums	217.4	218.9
Liabilities related to separate accounts	3.3	3.1
Other liabilities	951.0	848.8
Investment borrowings	2,188.9	2,189.3
Borrowings related to variable interest entities	283.1	820.8
Notes payable – direct corporate obligations	1,832.9	1,140.5
Total liabilities	34,957.6	32,886.9
Commitments and Contingencies
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2024 – 103,922,954; December 31, 2023 – 109,357,540)	1.0	1.1
Additional paid-in capital	1,715.9	1,891.5
Accumulated other comprehensive loss	(1,116.0)	(1,576.8)
Retained earnings	2,086.9	1,899.8
Total shareholders' equity	2,687.8	2,215.6
Total liabilities and shareholders' equity	$37,645.4	$35,102.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenues:
Insurance policy income	$645.0	$626.0	$1,914.9	$1,879.8
Net investment income:
General account assets	366.3	324.8	1,019.9	925.1
Policyholder and other special-purpose portfolios	87.6	(33.0)	312.3	109.4
Investment gains (losses):
Realized investment losses	(13.1)	(21.6)	(49.4)	(58.0)
Other investment gains (losses)	14.3	(7.7)	41.2	(21.2)
Total investment gains (losses)	1.2	(29.3)	(8.2)	(79.2)
Fee revenue and other income	29.5	59.0	113.4	141.2
Total revenues	1,129.6	947.5	3,352.3	2,976.3
Benefits and expenses:
Insurance policy benefits	726.2	399.1	1,926.4	1,574.7
Liability for future policy benefits remeasurement (gain) loss	7.3	(.1)	(29.1)	8.8
Change in fair value of market risk benefits	(16.1)	(33.8)	(30.0)	(36.6)
Interest expense	68.0	62.6	192.4	174.9
Amortization of deferred acquisition costs and present value of future profits	64.0	57.0	185.9	168.5
Other operating costs and expenses	269.2	247.1	798.9	775.3
Total benefits and expenses	1,118.6	731.9	3,044.5	2,665.6
Income before income taxes	11.0	215.6	307.8	310.7
Income tax expense	1.7	48.3	69.9	70.5
Net income	$9.3	167.3	$237.9	$240.2
Earnings per common share:
Basic:
Weighted average shares outstanding	105,101,000	112,689,000	107,265,000	113,836,000
Net income	$.09	$1.48	$2.22	$2.11
Diluted:
Weighted average shares outstanding	107,131,000	114,462,000	109,078,000	115,613,000
Net income	$.09	$1.46	$2.18	$2.08

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$9.3	$167.3	$237.9	$240.2
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	948.5	(922.4)	616.8	(569.1)
Adjustment to discount rate for liability for future policy benefits	(508.5)	627.0	(70.0)	520.9
Adjustment to instrument-specific credit risk for market risk benefits	(2.1)	(3.0)	(2.7)	(4.4)
Reclassification adjustments:
For net realized investment losses included in net income	9.6	12.0	46.6	52.1
Other comprehensive income (loss) before tax	447.5	(286.4)	590.7	(.5)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(99.2)	63.2	(129.9)	1.1
Other comprehensive income (loss), net of tax	348.3	(223.2)	460.8	.6
Comprehensive income (loss)	$357.6	$(55.9)	$698.7	$240.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, June 30, 2023	113,674	$1.1	$1,997.9	$(1,733.5)	$1,730.3	$1,995.8
Net income	—	—	—	—	167.3	167.3
Other comprehensive loss, net of tax	—	—	—	(223.2)	—	(223.2)
Common stock repurchased	(1,646)	—	(40.0)	—	—	(40.0)
Dividends on common stock	—	—	—	—	(17.2)	(17.2)
Employee benefit plans, net of shares used to pay tax withholdings	135	—	7.4	—	—	7.4
Balance, September 30, 2023	112,163	$1.1	$1,965.3	$(1,956.7)	$1,880.4	$1,890.1

Balance, June 30, 2024	106,514	$1.1	$1,797.6	$(1,464.3)	$2,094.5	$2,428.9
Net income	—	—	—	—	9.3	9.3
Other comprehensive income, net of tax	—	—	—	348.3	—	348.3
Common stock repurchased	(2,810)	(.1)	(89.9)	—	—	(90.0)
Dividends on common stock	—	—	—	—	(16.9)	(16.9)
Employee benefit plans, net of shares used to pay tax withholdings	219	—	8.2	—	—	8.2
Balance, September 30, 2024	103,923	$1.0	$1,715.9	$(1,116.0)	$2,086.9	$2,687.8

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2022	114,343	$1.1	$2,033.8	$(1,957.3)	$1,691.2	$1,768.8
Net income	—	—	—	—	240.2	240.2
Other comprehensive income, net of tax	—	—	—	0.6	—	0.6
Common stock repurchased	(3,625)	—	(85.1)	—	—	(85.1)
Dividends on common stock	—	—	—	—	(51.0)	(51.0)
Employee benefit plans, net of shares used to pay tax withholdings	1,445	—	16.6	—	—	16.6
Balance, September 30, 2023	112,163	$1.1	$1,965.3	$(1,956.7)	$1,880.4	$1,890.1

Balance, December 31, 2023	109,358	$1.1	$1,891.5	$(1,576.8)	$1,899.8	$2,215.6
Net income	—	—	—	—	237.9	237.9
Other comprehensive income, net of tax	—	—	—	460.8	—	460.8
Common stock repurchased	(6,466)	(.1)	(189.9)	—	—	(190.0)
Dividends on common stock	—	—	—	—	(50.8)	(50.8)
Employee benefit plans, net of shares used to pay tax withholdings	1,031	—	14.3	—	—	14.3
Balance, September 30, 2024	103,923	$1.0	$1,715.9	$(1,116.0)	$2,086.9	$2,687.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Insurance policy income	$1,749.3	$1,713.4
Net investment income	1,032.5	979.5
Fee revenue and other income	123.9	167.0
Insurance policy benefits	(1,215.3)	(1,215.2)
Interest expense	(167.9)	(155.3)
Deferrable policy acquisition costs	(327.4)	(277.6)
Other operating costs	(706.1)	(759.7)
Income taxes	(52.3)	(45.9)
Net cash from operating activities	436.7	406.2
Cash flows from investing activities:
Sales of investments	2,549.3	992.5
Maturities and redemptions of investments	1,492.0	1,026.8
Purchases of investments	(5,381.9)	(2,897.1)
Net sales (purchases) of trading securities	9.4	(37.2)
Other	(6.2)	(30.3)
Net cash used by investing activities	(1,337.4)	(945.3)
Cash flows from financing activities:
Issuance of notes payable, net	691.0	—
Issuance of common stock	8.1	11.1
Payments to repurchase common stock	(208.5)	(95.8)
Common stock dividends paid	(51.3)	(51.4)
Proceeds from financing arrangements	—	80.3
Payments on financing arrangements	(10.7)	(2.1)
Amounts received for deposit products	2,855.9	1,537.6
Withdrawals from deposit products	(1,492.7)	(1,265.8)
Issuance of investment borrowings:
Federal Home Loan Bank	304.5	895.5
Payments on investment borrowings:
Federal Home Loan Bank	(304.9)	(445.6)
Related to variable interest entities	(534.4)	(186.8)
Net cash provided by financing activities	1,257.0	477.0
Net increase (decrease) in cash and cash equivalents	356.3	(62.1)
Cash and cash equivalents - unrestricted and including held by variable interest entities, beginning of period	889.0	644.9
Cash and cash equivalents - unrestricted and including held by variable interest entities, end of period	$1,245.3	$582.8

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

During the performance of the comprehensive annual actuarial review, the Company identified out of period adjustments that were necessary related to the calculation of reserves for supplemental health and traditional life products. These adjustments decreased third quarter-to-date income before income taxes by $14.8 million in the third quarter of 2024. The Company evaluated the impact of these adjustments and concluded it was not material to any previously issued interim or annual consolidated financial statements.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At September 30, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,725.2	$159.0	$(1,131.0)	$(24.5)	$12,728.7
Certificates of deposit	470.0	13.1	—	—	483.1
United States Treasury securities and obligations of United States government corporations and agencies	210.8	.1	(11.6)	—	199.3
States and political subdivisions	3,223.2	46.3	(301.0)	(.8)	2,967.7
Foreign governments	103.2	1.6	(9.6)	(.5)	94.7
Asset-backed securities	1,578.5	13.7	(57.1)	(.1)	1,535.0
Agency residential mortgage-backed securities	812.5	14.5	(.1)	—	826.9
Non-agency residential mortgage-backed securities	1,670.0	42.8	(104.1)	—	1,608.7
Collateralized loan obligations	1,083.2	4.5	(5.5)	—	1,082.2
Commercial mortgage-backed securities	2,369.8	4.7	(176.1)	—	2,198.4
Total fixed maturities, available for sale	$25,246.4	$300.3	$(1,796.1)	$(25.9)	$23,724.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at September 30, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$760.5	$772.8
Due after one year through five years	2,285.7	2,249.1
Due after five years through ten years	1,991.4	1,991.7
Due after ten years	12,694.8	11,459.9
Subtotal	17,732.4	16,473.5
Structured securities	7,514.0	7,251.2
Total fixed maturities, available for sale	$25,246.4	$23,724.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at September 30, 2024 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$134.4	$(.7)	$5,074.8	$(562.6)	$5,209.2	$(563.3)
United States Treasury securities and obligations of United States government corporations and agencies	—	—	157.6	(11.6)	157.6	(11.6)
States and political subdivisions	43.9	(.4)	1,175.2	(183.2)	1,219.1	(183.6)
Foreign governments	1.3	—	16.3	(2.0)	17.6	(2.0)
Asset-backed securities	61.4	(.6)	860.5	(55.9)	921.9	(56.5)
Agency residential mortgage-backed securities	9.3	—	3.2	—	12.5	—
Non-agency residential mortgage-backed securities	23.8	(.2)	935.2	(104.0)	959.0	(104.2)
Collateralized loan obligations	237.0	(1.2)	115.1	(4.3)	352.1	(5.5)
Commercial mortgage-backed securities	86.8	(.3)	1,738.9	(175.7)	1,825.7	(176.0)
Total fixed maturities, available for sale	$597.9	$(3.4)	$10,076.8	$(1,099.3)	$10,674.7	$(1,102.7)

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Based on management's current assessment of investments with unrealized losses at September 30, 2024, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended September 30, 2024 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at June 30, 2024	$38.6	$.6	$.5	$.1	$39.8
Additions for securities for which credit losses were not previously recorded	1.1	—	—	—	1.1
Additions (reductions) for securities where an allowance was previously recorded	(6.6)	.2	—	—	(6.4)
Reduction for securities disposed during the period	(8.6)	—	—	—	(8.6)
Allowance at September 30, 2024	$24.5	$.8	$.5	$.1	$25.9

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the nine months ended September 30, 2024 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2023	$41.7	$.7	$.4	$.1	$42.9
Additions for securities for which credit losses were not previously recorded	5.4	—	.1	—	5.5
Additions (reductions) for securities where an allowance was previously recorded	(12.8)	.1	.1	—	(12.6)
Reduction for securities disposed during the period	(9.8)	—	(.1)	—	(9.9)
Allowance at September 30, 2024	$24.5	$.8	$.5	$.1	$25.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended September 30, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at June 30, 2023	$64.4	$1.0	$.5	$.2	$66.1
Additions for securities for which credit losses were not previously recorded	1.2	—	—	.1	1.3
Additions (reductions) for securities where an allowance was previously recorded	1.5	.7	.2	(.1)	2.3
Reduction for securities disposed during the period	(.3)	—	—	—	(.3)
Allowance at September 30, 2023	$66.8	$1.7	$.7	$.2	$69.4

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the nine months ended September 30, 2023 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Total
Allowance at December 31, 2022	$54.4	$.9	$.4	$.3	$56.0
Additions for securities for which credit losses were not previously recorded	5.9	.2	.1	—	6.2
Additions (reductions) for securities where an allowance was previously recorded	9.2	.6	.2	(.1)	9.9
Reduction for securities disposed during the period	(2.7)	—	—	—	(2.7)
Allowance at September 30, 2023	$66.8	$1.7	$.7	$.2	$69.4

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At September 30, 2024, we held commercial mortgage loan investments with an amortized cost and fair value of $1,518.6 million and $1,398.1 million, respectively. At September 30, 2024, there were no commercial mortgage loans that were noncurrent or in the process of foreclosure.

At September 30, 2024, we held residential mortgage loan investments with an amortized cost and fair value of $870.6 million and $879.5 million, respectively. At September 30, 2024, there were thirty residential mortgage loans that were noncurrent with an amortized cost of $24.6 million (of which, eleven loans with an amortized cost of $5.8 million were in foreclosure).

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of September 30, 2024 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2024	2023	2022	2021	2020	Prior	Total amortized cost	Commercial mortgage loans	Collateral
Less than 60%	$109.5	$170.8	$130.8	$122.3	$37.9	$490.2	$1,061.5	$985.7	$4,106.3
60% to less than 70%	16.3	93.0	39.3	12.2	—	28.8	189.6	178.4	292.4
70% to less than 80%	—	42.4	69.7	5.8	—	48.6	166.5	149.4	224.5
80% to less than 90%	—	—	69.1	—	—	17.2	86.3	74.2	106.0
90% or greater	—	—	—	—	—	14.7	14.7	10.4	15.1
Total	$125.8	$306.2	$308.9	$140.3	$37.9	$599.5	$1,518.6	$1,398.1	$4,744.3
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended
	September 30,
	2024	2023
Allowance at the beginning of the period	$13.2	$10.3
Increase in provision for expected credit losses	3.3	.6
Allowance at the end of the period	$16.5	$10.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the nine months ended September 30, 2024 and 2023 (dollars in millions):

	Nine months ended
	September 30,
	2024	2023
Allowance at the beginning of the period	$15.4	$8.0
Increase in provision for expected credit losses	1.1	2.9
Allowance at the end of the period	$16.5	$10.9

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$6.3	$1.3	$9.3	$11.4
Gross realized losses on sales of fixed maturities, available for sale	(12.8)	(9.8)	(46.3)	(45.8)
Equity securities, net	—	—	(.1)	(.6)
Other, net	(6.6)	(13.1)	(12.3)	(23.0)
Total realized investment losses	(13.1)	(21.6)	(49.4)	(58.0)
Change in allowance for credit losses and write-downs (a)	1.6	(2.3)	7.2	(13.7)
Change in fair value of equity securities (b)	2.8	(.9)	3.0	(.5)
Other changes in fair value (c)	9.8	(4.5)	27.1	(7.0)
Gain on liquidation of variable interest entities	.1	—	3.9	—
Other investment gains (losses)	14.3	(7.7)	41.2	(21.2)
Total investment gains (losses)	$1.2	$(29.3)	$(8.2)	$(79.2)
_________________
(a)    Changes in the allowance for credit losses includes $1.0 million and $1.6 million in the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $2.6 million in the nine months ended September 30, 2024 and 2023, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $2.8 million and $(0.9) million in the three months ended September 30, 2024 and 2023, respectively, and were $3.1 million and $(0.7) million for the nine months ended September 30, 2024 and 2023, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $6.1 million and $(3.6) million in the three months ended September 30, 2024 and 2023, respectively, and were $10.8 million and $(8.0) million in the nine months ended September 30, 2024 and 2023, respectively.

During the first nine months of 2024, we recognized net investment losses of $8.2 million, which were comprised of: (i) $49.3 million of net losses from the sales of investments; (ii) $2.9 million of gains related to equity securities, including the change in fair value; (iii) $25.2 million of gains related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.9 million; (v) $3.9 million of gains related to the liquidation of VIEs; and (vi) a decrease in the allowance for credit losses and write-downs of $7.2 million.

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

At September 30, 2024, there were no fixed maturity investments in default.

During the first nine months of 2024, the $46.3 million of gross realized losses on sales of $1,230.3 million of fixed maturity securities, available for sale, included: (i) $30.9 million related to various corporate securities; (ii) $9.6 million related to commercial mortgage-backed securities; and (iii) $5.8 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure (or reflect changing perceptions of risk) related to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; (vi) changes in expected portfolio cash flows; or (vii) an opportunity to enhance the projected total return of the portfolio.

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

In the third quarter of 2024, we reviewed our actual mortality, lapse and morbidity experience and updated our assumptions for future cash flows. The impact of updating these assumptions is reflected in the "Effect of changes in cash flow assumptions" line items in the tables below.

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2024 (dollars in millions):

	Nine months ended
	September 30, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,718.2	$3,009.1	$1,055.6	$2,279.6	$—
Effect of changes in discount rate assumptions, beginning of period	86.8	99.2	(7.6)	67.6	—
Beginning PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—
Effect of changes in cash flow assumptions	(28.4)	85.2	9.6	(20.1)	—
Effect of actual variances from expected experience	11.7	10.6	(8.9)	(55.3)	—
Adjusted beginning of period PVENP	2,788.3	3,204.1	1,048.7	2,271.8	—
Issuances	202.1	243.5	145.0	292.6	4.4
Interest accrual	92.7	98.5	39.6	73.4	—
Net premiums collected	(260.3)	(337.3)	(119.9)	(303.3)	(4.4)
Ending PVENP at original discount rate	2,822.8	3,208.8	1,113.4	2,334.5	—
Effect of changes in discount rate assumptions, end of period	(57.3)	(64.8)	17.1	(35.6)	—
PVENP, end of period	$2,765.5	$3,144.0	$1,130.5	$2,298.9	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9
Effect of changes in discount rate assumptions, beginning of period	229.8	108.3	(132.8)	170.9	3.0
Beginning PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9
Effect of changes in cash flow assumptions	(39.2)	95.2	8.2	(20.7)	—
Effect of actual variances from expected experience	16.4	11.3	(23.2)	(65.7)	(16.5)
Adjusted beginning of period PVEFPB	6,230.3	3,451.4	4,216.8	4,779.2	295.4
Issuances	202.5	239.9	145.2	298.0	4.5
Interest accrual	218.4	106.3	171.0	159.4	10.3
Benefit payments	(329.1)	(360.2)	(222.0)	(336.7)	(23.9)
Ending PVEFPB at original discount rate	6,322.1	3,437.4	4,311.0	4,899.9	286.3
Effect of changes in discount rate assumptions, end of period	(172.8)	(71.5)	159.0	(113.7)	(1.3)
PVEFPB, end of period	$6,149.3	$3,365.9	$4,470.0	$4,786.2	$285.0

Net liability for future policy benefits	$3,383.8	$221.9	$3,339.5	$2,487.3	$285.0
Flooring impact	—	.5	—	—	—
Adjusted net liability for future policy benefits	3,383.8	222.4	3,339.5	2,487.3	285.0
Related reinsurance recoverable	(1.5)	—	(384.6)	(178.7)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,382.3	$222.4	$2,954.9	$2,308.6	$285.0

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	September 30, 2024	September 30, 2023
Balances included in the future policy benefits rollforwards:
Supplemental health	$3,383.8	$2,966.8
Medicare supplement	222.4	208.9
Long-term care	3,339.5	2,977.2
Traditional life	2,487.3	2,175.1
Other annuities	285.0	287.2
Reserves excluded from rollforward (a)	2,445.4	2,574.0
Deferred profit liability	67.4	60.8
Amount of reserves above (below) policyholder account balances (b)	(78.6)	(454.7)
Future loss reserves (c)	27.4	34.6
Future policy benefits	$12,179.6	$10,829.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a market risk benefit ("MRB"). The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Market assumptions are updated quarterly to reflect current market conditions. In the third quarter of 2024, we reviewed our nonmarket assumptions used to calculate the MRBs and determined updates were warranted. The impact of updating these assumptions is reflected in the “Effect of changes in future expected policyholder behavior” line items in the table below.

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Nine months ended
	September 30,
	2024	2023
Net liability (asset), beginning of period	$(68.0)	$(54.0)
Effect of changes in the instrument-specific credit risk, beginning of period	4.8	12.2
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	(63.2)	(41.8)
Issuances	.1	(.4)
Interest accrual	15.2	15.8
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	(13.6)	(36.2)
Effect of changes in equity markets	(.4)	4.1
Effect of changes in equity index volatility	2.4	(17.5)
Actual policyholder behavior different from expected behavior	6.3	2.5
Effect of changes in future expected policyholder behavior - other	(36.3)	—
Effect of changes in future expected policyholder behavior - risk margin	.1	—
Effect of changes in assumptions	(3.9)	(4.9)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	(93.3)	(78.4)
Effect of changes in the instrument-specific credit risk, end of period	(2.1)	(7.8)
Net liability (asset), end of period	(95.4)	(86.2)
Reinsurance recoverable, end of period	—	—
Net liability (asset), end of period, net of reinsurance	$(95.4)	$(86.2)

Balance reported as an asset	$96.4	$89.3
Balance reported as a liability	1.0	3.1
Net liability (asset)	$(95.4)	$(86.2)

Net amount at risk	$27.6	$51.0
Weighted average attained age of contract holders	69	69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Nine months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Other annuities	$4.9	$5.7	$10.3	$11.1
Supplemental health	542.3	530.3	125.7	125.9
Medicare supplement	461.6	453.4	7.8	8.0
Long-term care	255.0	243.1	131.4	130.2
Traditional life	544.0	534.6	86.0	84.3
Total	$1,807.8	$1,767.1	$361.2	$359.5

_____________________
(a) Such amounts are included in insurance policy income in the consolidated statement of operations.
(b) Such amounts are included in insurance policy benefits in the consolidated statement of operations.

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	September 30, 2024		September 30, 2023
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	337.6	285.0	385.9	287.2
Supplemental health
Expected future gross premiums	8,980.6	5,726.1	9,031.2	5,287.4
Expected future benefits and expenses	10,901.9	6,149.3	10,163.1	5,635.3
Medicare supplement
Expected future gross premiums	5,968.3	4,244.2	5,589.1	3,756.3
Expected future benefits and expenses	4,758.4	3,365.9	4,387.4	2,933.1
Long-term care
Expected future gross premiums	3,462.8	2,486.9	2,967.0	2,054.0
Expected future benefits and expenses	7,881.2	4,470.0	7,483.6	3,974.6
Traditional life
Expected future gross premiums	5,654.8	4,162.6	5,542.6	3,840.1
Expected future benefits and expenses	7,631.0	4,786.2	7,478.6	4,320.8

_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the nine months ended September 30, 2024 and 2023.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	September 30, 2024	September 30, 2023
Other annuity	9.6	9.7
Supplemental health	11.1	11.7
Medicare supplement	6.2	6.0
Long-term care	10.7	10.3
Traditional life	10.3	10.4

The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2024	September 30, 2023
Other annuities
Interest accretion rate	4.81%	4.79%
Current discount rate	4.99%	6.10%
Supplemental health
Interest accretion rate	4.98%	5.02%
Current discount rate	4.97%	6.09%
Medicare supplement
Interest accretion rate	4.30%	4.28%
Current discount rate	4.74%	5.88%
Long-term care
Interest accretion rate	5.67%	5.66%
Current discount rate	5.03%	6.13%
Traditional life
Interest accretion rate	4.77%	4.77%
Current discount rate	5.00%	6.11%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. It includes the accumulated account deposits, plus interest credited, less policyholder withdrawals and, if applicable, charges assessed. This balance also includes liabilities for funding agreements associated with our funding agreement-backed notes ("FABN") program.

Total liabilities for insurance products related to our fixed indexed annuities are comprised of: (i) the liability related to the host contract; and (ii) the fair market value of the embedded derivatives as summarized below (dollars in millions):

	September 30, 2024	December 31, 2023
Fixed indexed annuity insurance liabilities:
Host contract liability	$8,939.7	$8,487.0
Embedded derivatives at fair value	1,551.9	1,376.7
Total fixed indexed annuity insurance liabilities	$10,491.6	$9,863.7

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

	September 30, 2024	December 31, 2023
Policyholder account balances	$10,594.8	$10,138.6
Future policy benefits	(103.2)	(274.9)
Total fixed indexed annuity insurance liabilities	$10,491.6	$9,863.7

When the total policyholder account balance exceeds the total fixed indexed annuity insurance liabilities, a negative future policy benefit balance will occur.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Nine months ended
	September 30, 2024
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (b)	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,999.2	$1,636.4	$113.1	$1,255.2	$1,411.0	$381.0
Issuances (funds collected from new business)	1,132.6	155.9	—	30.7	1,149.4	—
Premiums received (premiums collected from inforce business)	1.3	2.5	24.4	158.3	—	206.9
Policy charges	(23.2)	(1.0)	—	(146.7)	—	—
Surrenders and withdrawals	(706.5)	(134.4)	(24.5)	(26.4)	(24.2)	(225.6)
Benefit payments	(219.5)	(81.0)	(4.4)	(17.4)	—	—
Interest credited	244.1	34.7	1.6	47.9	37.5	1.9
Other	40.0	(.4)	(.4)	(.4)	—	—
Balance, end of period excluding contracts 100% ceded	10,468.0	1,612.7	109.8	1,301.2	2,573.7	364.2
Balance, end of period for contracts 100% ceded	126.8	547.7	26.2	99.9	—	10.3
Balance, end of period	$10,594.8	$2,160.4	$136.0	$1,401.1	$2,573.7	$374.5

Balance, end of period, reinsurance ceded	(126.8)	(547.7)	(26.2)	(118.0)	—	(23.7)
Balance, end of period, net of reinsurance	$10,468.0	$1,612.7	$109.8	$1,283.1	$2,573.7	$350.8

Weighted average crediting rate	2.1%	2.8%	2.5%	4.9%	3.5%	0.8%

Cash surrender value, net of reinsurance	$9,772.1	$1,578.0	$109.8	$1,055.5	$—	$350.8

_______________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $29.2 billion at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Nine months ended
	September 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (b)	Funding agreements	Other (a)
Balance, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances (funds collected from new business)	996.6	139.5	—	30.0	—	—
Premiums received (premiums collected from inforce business)	.3	2.1	21.5	152.4	—	201.0
Policy charges	(14.4)	(.7)	—	(140.4)	—	—
Surrenders and withdrawals	(538.4)	(124.7)	(30.3)	(24.3)	(24.2)	(216.6)
Benefit payments	(185.0)	(80.8)	(4.6)	(19.6)	—	(.1)
Interest credited	52.7	34.2	1.8	30.5	21.6	2.0
Other	17.0	(.2)	(.3)	(.4)	—	—
Balance, end of period excluding contracts 100% ceded	9,819.2	1,632.5	115.2	1,237.8	1,408.2	381.8
Balance, end of period for contracts 100% ceded	141.4	602.2	26.2	107.0	—	10.3
Balance, end of period	$9,960.6	$2,234.7	$141.4	$1,344.8	$1,408.2	$392.1

Balance, end of period, reinsurance ceded	(141.4)	(602.2)	(26.2)	(125.2)	—	(24.3)
Balance, end of period, net of reinsurance	$9,819.2	$1,632.5	$115.2	$1,219.6	$1,408.2	$367.8

Weighted average crediting rate	1.7%	2.8%	2.4%	4.0%	2.0%	0.8%

Cash surrender value, net of reinsurance	$9,152.8	$1,609.4	$115.2	$997.8	$—	$367.8

_________________
(a) Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(b) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $27.9 billion at the balance sheet date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	September 30, 2024	September 30, 2023
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$10,594.8	$9,960.6
Fixed interest annuities	2,160.4	2,234.7
Other annuities	136.0	141.4
Interest-sensitive life	1,401.1	1,344.8
Funding agreements	2,573.7	1,408.2
Other	374.5	392.1
Total	$17,240.5	$15,481.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	September 30, 2024
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$96.0	$203.5	$232.8	$81.0	$613.3
3.00%-4.99%	1,286.9	49.4	108.4	20.9	1,465.6
5.00% and greater	81.5	—	—	—	81.5
Subtotal	1,464.4	252.9	341.2	101.9	2,160.4
Other annuities
0.00%-2.99%	33.9	23.5	—	—	57.4
3.00%-4.99%	45.4	—	—	—	45.4
5.00% and greater	33.2	—	—	—	33.2
Subtotal	112.5	23.5	—	—	136.0
Interest-sensitive life
0.00%-2.99%	14.3	—	.5	701.8	716.6
3.00%-4.99%	438.1	49.0	175.0	1.0	663.1
5.00% and greater	20.9	.5	—	—	21.4
Subtotal	473.3	49.5	175.5	702.8	1,401.1
Other
0.00%-2.99%	16.8	334.9	—	—	351.7
3.00%-4.99%	22.6	—	—	—	22.6
5.00% and greater	.2	—	—	—	.2
Subtotal	39.6	334.9	—	—	374.5
Total
0.00%-2.99%	161.0	561.9	233.3	782.8	1,739.0
3.00%-4.99%	1,793.0	98.4	283.4	21.9	2,196.7
5.00% and greater	135.8	.5	—	—	136.3
Total policyholder account balances, excluding fixed indexed annuities	$2,089.8	$660.8	$516.7	$804.7	4,072.0
Fixed indexed annuity account balances					10,594.8
Funding agreements					2,573.7
Total policyholder account balances					$17,240.5
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	September 30, 2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$122.3	$257.4	$183.4	$79.1	$642.2
3.00%-4.99%	1,475.8	27.1	—	—	1,502.9
5.00% and greater	89.6	—	—	—	89.6
Subtotal	1,687.7	284.5	183.4	79.1	2,234.7
Other annuities
0.00%-2.99%	36.4	25.3	—	—	61.7
3.00%-4.99%	46.4	—	—	—	46.4
5.00% and greater	33.3	—	—	—	33.3
Subtotal	116.1	25.3	—	—	141.4
Interest-sensitive life
0.00%-2.99%	22.0	37.2	298.5	305.1	662.8
3.00%-4.99%	451.2	50.5	157.5	.5	659.7
5.00% and greater	21.8	.5	—	—	22.3
Subtotal	495.0	88.2	456.0	305.6	1,344.8
Other
0.00%-2.99%	17.5	351.2	—	—	368.7
3.00%-4.99%	23.2	—	—	—	23.2
5.00% and greater	.2	—	—	—	.2
Subtotal	40.9	351.2	—	—	392.1
Total
0.00%-2.99%	198.2	671.1	481.9	384.2	1,735.4
3.00%-4.99%	1,996.6	77.6	157.5	.5	2,232.2
5.00% and greater	144.9	.5	—	—	145.4
Total policyholder account balances, excluding fixed indexed annuities	$2,339.7	$749.2	$639.4	$384.7	4,113.0
Fixed indexed annuity account balances					9,960.6
Funding agreements					1,408.2
Total policyholder account balances					$15,481.8
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Nine months ended
	September 30, 2024
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3
Capitalizations	72.7	9.4	47.2	19.3	16.2	28.0	88.1	5.5	286.4
Amortization expense	(41.7)	(3.6)	(25.7)	(19.9)	(11.0)	(11.6)	(44.3)	(1.5)	(159.3)
End of period	$438.6	$32.8	$429.5	$156.9	$145.5	$250.9	$515.7	$8.5	$1,978.4

	Nine months ended
	September 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	65.5	8.0	43.8	17.7	11.3	27.5	86.9	—	260.7
Amortization expense	(34.1)	(2.8)	(23.2)	(21.0)	(11.5)	(10.7)	(37.9)	(1.2)	(142.4)
End of period	$397.0	$24.8	$399.4	$157.9	$137.7	$229.0	$458.1	$4.8	$1,808.7

Changes in the present value of future profits were as follows (dollars in millions):

	Nine months ended
	September 30, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$141.0	$20.6	$5.2	$12.9	$.7	$.3	$180.7
Amortization expense	(9.3)	(3.8)	(.6)	(1.2)	(.1)	—	(15.0)
End of period	$131.7	$16.8	$4.6	$11.7	$.6	$.3	$165.7

	Nine months ended
	September 30, 2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$.8	$.4	$203.7
Amortization expense	(9.8)	(5.3)	(.8)	(1.4)	(.1)	(.1)	(17.5)
End of period	$144.2	$22.2	$5.4	$13.4	$.7	$.3	$186.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Changes in sales inducements were as follows (dollars in millions):

	Nine months ended
	September 30, 2024
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$88.5	$4.6	$93.1
Capitalizations	40.1	.9	41.0
Amortization expense	(10.9)	(.7)	(11.6)
End of period	$117.7	$4.8	$122.5

	Nine months ended
	September 30, 2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	16.3	.6	16.9
Amortization expense	(8.0)	(.6)	(8.6)
End of period	$84.3	$4.5	$88.8

EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income for basic and diluted earnings per share	$9.3	$167.3	$237.9	$240.2
Shares:
Weighted average shares outstanding for basic earnings per share	105,101	112,689	107,265	113,836
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,030	1,773	1,813	1,777
Weighted average shares outstanding for diluted earnings per share	107,131	114,462	109,078	115,613

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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Annuity:
Insurance policy income	$11.2	$7.2	$27.8	$20.4
Net investment income	142.2	131.0	417.2	384.1
Total annuity revenues	153.4	138.2	445.0	404.5
Health:
Insurance policy income	406.9	397.8	1,208.9	1,196.3
Net investment income	75.0	74.2	224.4	222.5
Total health revenues	481.9	472.0	1,433.3	1,418.8
Life:
Insurance policy income	226.9	221.0	678.2	663.1
Net investment income	36.8	36.3	110.0	108.7
Total life revenues	263.7	257.3	788.2	771.8
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	67.6	(54.6)	246.2	26.3
Investment income not allocated to product lines	127.1	86.2	307.0	234.3
Fee revenue and other income:
Fee revenue	29.3	27.9	111.8	108.6
Amounts netted in expenses not allocated to product lines	0.7	32.1	3.2	35.2
Total segment revenues	$1,123.7	$959.1	$3,334.7	$2,999.5

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Expenses:
Annuity:
Insurance policy benefits	$(25.9)	$9.8	$(23.0)	$29.1
Interest credited	65.2	53.4	184.7	152.1
Amortization and non-deferred commissions	23.0	18.0	64.1	51.9
Total annuity expenses	62.3	81.2	225.8	233.1
Health:
Insurance policy benefits	314.1	308.5	924.9	949.3
Amortization and non-deferred commissions	40.0	40.3	121.7	121.6
Total health expenses	354.1	348.8	1,046.6	1,070.9
Life:
Insurance policy benefits	143.5	140.7	432.1	430.7
Interest credited	13.3	12.1	38.2	36.4
Amortization, non-deferred commissions and advertising expense	43.6	44.7	136.9	139.6
Total life expenses	200.4	197.5	607.2	606.7
Allocated expenses	153.0	153.2	469.2	460.2
Expenses not allocated to product lines	19.2	24.6	56.0	67.1
Market value changes of options credited to fixed indexed annuity and life policyholders	67.6	(54.6)	246.2	26.3
Amounts netted in investment income not allocated to product lines:
Interest expense	60.1	45.1	162.8	122.3
Interest credited	19.9	7.2	37.5	21.6
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(7.4)	(2.5)	(19.6)	(3.9)
Amortization	.7	.4	1.6	1.2
Other expenses	8.3	(2.4)	22.1	11.2
Expenses netted in fee revenue:
Commissions and other operating expenses	32.0	30.8	102.4	95.4
Total segment expenses	970.2	829.3	2,957.8	2,712.1
Pre-tax measure of profitability:
Annuity margin	91.1	57.0	219.2	171.4
Health margin	127.8	123.2	386.7	347.9
Life margin	63.3	59.8	181.0	165.1
Total insurance product margin	282.2	240.0	786.9	684.4
Allocated expenses	(153.0)	(153.2)	(469.2)	(460.2)
Income from insurance products	129.2	86.8	317.7	224.2
Fee income	(2.7)	(2.9)	9.4	13.2
Investment income not allocated to product lines	45.5	38.4	102.6	81.9
Expenses not allocated to product lines	(18.5)	7.5	(52.8)	(31.9)
Operating earnings before taxes	153.5	129.8	376.9	287.4
Income tax expense on operating income	34.3	28.5	85.6	65.2
Net operating income	$119.2	$101.3	$291.3	$222.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Total segment revenues	$1,123.7	$959.1	$3,334.7	$2,999.5
Total investment gains (losses)	1.2	(29.3)	(8.2)	(79.2)
Revenues related to earnings attributable to VIEs	4.7	17.7	25.8	56.0
Consolidated revenues	1,129.6	947.5	3,352.3	2,976.3

Total segment expenses	970.2	829.3	2,957.8	2,712.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	127.1	(109.4)	46.3	(94.7)
Expenses attributable to VIEs	9.5	17.8	32.1	54.0
Fair value changes related to agent deferred compensation plan	3.5	(6.8)	—	(6.8)
Other expenses	8.3	1.0	8.3	1.0
Consolidated expenses	1,118.6	731.9	3,044.5	2,665.6
Income before tax	11.0	215.6	307.8	310.7
Income tax expense	1.7	48.3	69.9	70.5
Net income	$9.3	$167.3	$237.9	$240.2

ACCOUNTING FOR DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	September 30, 2024	December 31, 2023
Assets:
Other invested assets:
Fixed indexed call options	$373.6	$239.2
Reinsurance receivables	(15.6)	(17.5)
Total assets	$358.0	$221.7
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,655.1	$1,651.6
Future policy benefits	(103.2)	(274.9)
Total liabilities	$1,551.9	$1,376.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $3.9 billion and $3.3 billion at September 30, 2024 and December 31, 2023, respectively.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for approximately $78 million in underlying investments held by the ceding reinsurer at September 30, 2024.

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

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$67.2	$(55.0)	$246.3	$24.9
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	1.7	(2.2)	1.9	(2.5)
Total revenues from derivative instruments, not designated as hedges	68.9	(57.2)	248.2	22.4
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	153.2	(125.8)	231.4	(37.7)
Net pre-tax impact	$(84.3)	$68.6	$16.8	$60.1

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2024, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes information related to derivatives with master netting arrangements or collateral as of September 30, 2024 and December 31, 2023 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
September 30, 2024:
Fixed indexed call options	$373.6	$—	$373.6	$97.9	$—	$275.7
December 31, 2023:
Fixed indexed call options	239.2	—	239.2	37.0	—	202.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

REINSURANCE

The cost of reinsurance ceded totaled $46.2 million and $46.7 million in the third quarters of 2024 and 2023, respectively, and $138.8 million and $144.7 million in the first nine months of 2024 and 2023, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $98.4 million and $98.3 million in the third quarters of 2024 and 2023, respectively, and $294.0 million and $320.1 million in the first nine months of 2024 and 2023, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $3.8 million and $4.2 million in the third quarters of 2024 and 2023, respectively, and $11.8 million and $12.6 million in the first nine months of 2024 and 2023, respectively. Insurance policy benefits related to reinsurance assumed totaled $8.5 million and $5.8 million in the third quarters of 2024 and 2023, respectively, and $21.5 million and $16.3 million in the first nine months of 2024 and 2023, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Current tax expense	$11.6	$6.3	$38.2	$40.0
Deferred tax expense (benefit)	(9.9)	42.0	31.7	30.5
Total income tax expense	$1.7	$48.3	$69.9	$70.5

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2024	2023
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(.5)	(.4)
State taxes	2.2	2.1
Effective tax rate	22.7%	22.7%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2024	December 31, 2023
Deferred tax assets:
Net federal operating loss carryforwards	$235.5	$77.1
Net state operating loss carryforwards	38.4	2.5
Insurance liabilities	387.5	322.8
Indirect costs allocable to self-constructed real estate assets	—	252.9
Accumulated other comprehensive loss	315.7	445.5
Other	22.8	35.6
Gross deferred tax assets	999.9	1,136.4
Deferred tax liabilities:
Investments	(44.5)	(36.3)
Present value of future profits and deferred acquisition costs	(179.6)	(163.0)
Gross deferred tax liabilities	(224.1)	(199.3)
Net deferred tax assets	775.8	937.1
Current income taxes prepaid (accrued)	12.9	(.9)
Income tax assets, net	$788.7	$936.2

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $775.8 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.49 percent at September 30, 2024), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2024, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.1 billion of federal non-life NOLs as of September 30, 2024, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2026	$15.8
2027	10.8
2028 through 2035	340.7
No expiration date (a)	754.1
Total federal non-life NOLs	$1,121.4
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
We also had deferred tax assets related to NOLs for state income taxes of $38.4 million and $2.5 million at September 30, 2024 and December 31, 2023, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

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

NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024	December 31, 2023
5.250% Senior Notes due May 2025	$500.0	$500.0
5.250% Senior Notes due May 2029	500.0	500.0
6.450% Senior Notes due June 2034	700.0	—
5.125% Subordinated Debentures due November 2060	150.0	150.0
Revolving Credit Agreement (as defined below)	—	—
Unamortized discount on 6.450% Senior Notes due June 2034	(2.3)	—
Unamortized debt issue costs	(14.8)	(9.5)
Direct corporate obligations	$1,832.9	$1,140.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Revolving Credit Agreement

The $250.0 million revolving credit agreement (the "Revolving Credit Agreement"), among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 31.3 percent at September 30, 2024); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,803.8 million at September 30, 2024 compared to the minimum requirement of $2,698.1 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate (as defined in the Revolving Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating. There were no amounts outstanding under the Revolving Credit Agreement during the nine months ended September 30, 2024.

INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2024, the carrying value of the FHLB common stock was $94.6 million.  As of September 30, 2024, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.8 billion at September 30, 2024, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2024
$21.8	May 2025	Variable rate - 5.288%
17.7	June 2025	Fixed rate - 2.940%
125.0	September 2025	Variable rate - 5.190%
57.7	October 2025	Variable rate - 5.724%
100.0	October 2025	Variable rate - 5.580%
100.0	October 2025	Variable rate - 5.612%
50.0	November 2025	Variable rate - 5.228%
50.0	January 2026	Variable rate - 5.725%
50.0	January 2026	Variable rate - 5.754%
100.0	January 2026	Variable rate - 5.613%
5.0	May 2026	Variable rate - 5.266%
21.7	May 2026	Variable rate - 5.503%
50.0	May 2026	Variable rate - 5.110%
10.0	November 2026	Variable rate - 5.314%
75.0	December 2026	Variable rate - 5.190%
50.0	January 2027	Variable rate - 5.239%
50.0	January 2027	Variable rate - 5.799%
75.0	January 2027	Variable rate - 5.693%
100.0	January 2027	Variable rate - 5.669%
100.0	February 2027	Variable rate - 5.490%
50.0	April 2027	Variable rate - 4.996%
50.0	May 2027	Variable rate - 5.006%
10.0	June 2027	Variable rate - 5.433%
100.0	June 2027	Variable rate - 5.210%
15.5	July 2027	Variable rate - 5.218%
50.0	July 2027	Variable rate - 5.366%
50.0	July 2027	Variable rate - 5.438%
100.0	August 2027	Variable rate - 5.608%
12.5	September 2027	Variable rate - 5.366%
50.0	January 2028	Variable rate - 5.602%
50.0	January 2028	Variable rate - 5.839%
75.0	January 2028	Variable rate - 5.348%
21.0	February 2028	Variable rate - 5.522%
22.0	February 2028	Variable rate - 5.543%
34.5	February 2028	Variable rate - 5.468%
100.0	February 2028	Variable rate - 5.510%
100.0	February 2028	Variable rate - 5.641%
15.0	July 2028	Variable rate - 5.220%
27.0	July 2028	Variable rate - 5.248%
35.0	August 2028	Variable rate - 5.230%
12.5	September 2028	Variable rate - 5.462%
$2,188.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Generally, the variable and fixed rate borrowings are pre-payable.  At September 30, 2024, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $94.6 million and $74.2 million in the first nine months of 2024 and 2023, respectively, was recognized related to total borrowings from the FHLB, reflecting both higher interest rates on the variable rate investment borrowings and higher average borrowings outstanding in the 2024 period.

SHAREHOLDERS' EQUITY

In the first nine months of 2024, we repurchased 6.5 million shares of common stock for $190.0 million under our securities repurchase program (including $1.4 million of repurchases settled in the fourth quarter of 2024). The Company had remaining repurchase authority of $331.8 million as of September 30, 2024.

In the first nine months of 2024, we issued 1.0 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

In the first nine months of 2024, dividends declared on common stock totaled $50.8 million ($0.47 per common share). In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share.

Accumulated other comprehensive income (loss), included in shareholders' equity as of September 30, 2024 and December 31, 2023, is comprised of the following (dollars in millions):

	September 30, 2024	December 31, 2023
Net unrealized losses on investments having no allowance for credit losses	$(803.0)	$(1,235.2)
Unrealized losses on investments with an allowance for credit losses	(699.8)	(931.0)
Change in discount rates for liability for future policy benefits	63.4	133.4
Change in instrument-specific credit risk for market risk benefits	2.1	4.8
Deferred income tax assets	321.3	451.2
Accumulated other comprehensive loss	$(1,116.0)	$(1,576.8)

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC, ("PGS"), commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted the plaintiff's motion to remand the case back to the Delaware Chancery Court. Plaintiffs have filed an Amended Complaint and the CNO Parties have moved to dismiss the Amended Complaint. The Delaware Chancery Court denied the CNO Parties’ motions to dismiss the Amended Complaint on the basis of forum non conveniens, but granted the CNO Parties’ motion to stay the case pending the conclusion of a related matter. On December 1, 2023, the Delaware Chancery Court lifted the stay as of November 30, 2023. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. Based on the Court’s ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$237.9	$240.2
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	216.3	198.5
Income taxes	17.6	24.6
Insurance liabilities	486.1	169.5
Accrual, amortization and fair value changes included in investment income	(299.6)	(54.9)
Deferral of policy acquisition costs	(327.4)	(277.6)
Net investment losses	8.2	79.2
Other (a)	97.6	26.7
Net cash from operating activities	$436.7	$406.2

_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2024	2023
Amounts related to employee benefit plans	$17.1	$18.4

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2024
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$250.1	$—	$250.1
Notes receivable of VIEs held by subsidiaries	—	(104.9)	(104.9)
Cash and cash equivalents held by variable interest entities	80.6	—	80.6
Accrued investment income	.5	—	.5
Income tax assets, net	15.0	—	15.0
Other assets	4.8	(.3)	4.5
Total assets	$351.0	$(105.2)	$245.8
Liabilities:
Other liabilities	$20.2	$(.8)	$19.4
Borrowings related to variable interest entities	283.1	—	283.1
Notes payable of VIEs held by subsidiaries	106.2	(106.2)	—
Total liabilities	$409.5	$(107.0)	$302.5

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

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2024, such loans had an amortized cost of $258.8 million; gross unrealized gains of $0.7 million; gross unrealized losses of $7.6 million; allowance for credit losses of $1.8 million; and an estimated fair value of $250.1 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the three months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended
	September 30,
	2024	2023
Allowance at the beginning of the period	$2.8	$4.5
Additions for securities for which credit losses were not previously recorded	.2	.1
Additions (reductions) for securities where an allowance was previously recorded	.2	(.6)
Reduction for securities sold during the period	(1.4)	(1.1)
Allowance at the end of the period	$1.8	$2.9

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the nine months ended September 30, 2024 and 2023 (dollars in millions):

	Nine months ended
	September 30,
	2024	2023
Allowance at the beginning of the period	$3.1	$5.5
Additions for securities for which credit losses were not previously recorded	.6	.7
Additions (reductions) for securities where an allowance was previously recorded	2.1	(.5)
Reduction for securities sold during the period	(4.0)	(2.8)
Allowance at the end of the period	$1.8	$2.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$9.1	$8.4
Due after one year through five years	235.4	227.4
Due after five years through ten years	14.3	14.3
Total	$258.8	$250.1

During the first nine months of 2024, the VIEs recognized investment losses of $12.5 million which were comprised of: (i) $17.7 million of net losses from the sales of fixed maturities; (ii) $3.9 million of gains related to the liquidation of VIEs; and (iii) a decrease in the allowance for credit losses of $1.3 million. Such net realized losses included gross realized losses of $18.9 million from the sale of $176.9 million of investments. During the first nine months of 2023, the VIEs recognized net investment losses of $4.2 million which were comprised of: (i) $6.8 million of net losses from the sales of fixed maturities; and (ii) a decrease in the allowance for credit losses of $2.6 million. Such net realized losses included gross realized losses of $6.9 million from the sale of $18.5 million of investments.

At September 30, 2024, there were no fixed maturity investments held by the VIEs in default.

At September 30, 2024, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $51.7 million and gross unrealized losses not deemed to have credit losses of $0.1 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $46.3 million and gross unrealized losses not deemed to have credit losses of $1.1 million that had been in an unrealized loss position for twelve months or greater.

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

At September 30, 2024, we held investments in various limited partnerships and hedge funds, in which we are not the primary beneficiary, totaling $476.4 million (classified as other invested assets).  At September 30, 2024, we had unfunded commitments to these partnerships totaling $416.9 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 94 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2024 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,599.0	$129.7	$12,728.7
Certificates of deposit	—	483.1	—	483.1
United States Treasury securities and obligations of United States government corporations and agencies	—	199.3	—	199.3
States and political subdivisions	—	2,967.7	—	2,967.7
Foreign governments	—	94.7	—	94.7
Asset-backed securities	—	1,508.6	26.4	1,535.0
Agency residential mortgage-backed securities	—	826.9	—	826.9
Non-agency residential mortgage-backed securities	—	1,608.7	—	1,608.7
Collateralized loan obligations	—	1,082.2	—	1,082.2
Commercial mortgage-backed securities	—	2,198.4	—	2,198.4
Total fixed maturities, available for sale	—	23,568.6	156.1	23,724.7
Equity securities - corporate securities	47.1	—	73.4	120.5
Trading securities:
Asset-backed securities	—	41.9	—	41.9
Agency residential mortgage-backed securities	—	4.4	—	4.4
Non-agency residential mortgage-backed securities	—	56.5	—	56.5
Collateralized loan obligations	—	9.4	—	9.4
Commercial mortgage-backed securities	—	105.2	—	105.2
Total trading securities	—	217.4	—	217.4
Investments held by variable interest entities - corporate securities	—	250.1	—	250.1
Other invested assets:
Derivatives	—	373.6	—	373.6
Residual tranches	—	.9	76.0	76.9
Total other invested assets	—	374.5	76.0	450.5
Market risk benefit asset	—	—	96.4	96.4
Assets held in separate accounts	—	3.3	—	3.3
Total assets carried at fair value by category	$47.1	$24,413.9	$401.9	$24,862.9

Liabilities:
Market risk benefit liability	$—	$—	$1.0	$1.0
Embedded derivatives associated with fixed indexed annuity products	—	—	1,551.9	1,551.9
Total liabilities carried at fair value by category	$—	$—	$1,552.9	$1,552.9

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2024
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,277.6	$2,277.6	$2,372.7
Policy loans	—	—	133.3	133.3	133.3
Other invested assets:
Company-owned life insurance	—	398.1	—	398.1	398.1
Cash and cash equivalents:
Unrestricted	1,164.7	—	—	1,164.7	1,164.7
Held by variable interest entities	80.6	—	—	80.6	80.6
Liabilities:
Policyholder account balances	—	—	17,240.5	17,240.5	17,240.5
Future policy benefits	—	—	(103.2)	(103.2)	(103.2)
Investment borrowings	—	2,189.9	—	2,189.9	2,188.9
Borrowings related to variable interest entities	—	282.2	—	282.2	283.1
Notes payable – direct corporate obligations	—	1,878.6	—	1,878.6	1,832.9

	December 31, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,926.9	$1,926.9	$2,064.1
Policy loans	—	—	128.5	128.5	128.5
Other invested assets:
Company-owned life insurance	—	303.0	—	303.0	303.0
Cash and cash equivalents:
Unrestricted	774.5	—	—	774.5	774.5
Held by variable interest entities	114.5	—	—	114.5	114.5
Liabilities:
Policyholder account balances	—	—	15,667.8	15,667.8	15,667.8
Future policy benefits	—	—	(274.9)	(274.9)	(274.9)
Investment borrowings	—	2,190.2	—	2,190.2	2,189.3
Borrowings related to variable interest entities	—	814.8	—	814.8	820.8
Notes payable – direct corporate obligations	—	1,097.3	—	1,097.3	1,140.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2024 (dollars in millions):

	September 30, 2024
	Beginning balance as of June 30, 2024	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2024	Amount of total gains (losses) for the three months ended September 30, 2024 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the three months ended September 30, 2024 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.7	$.4	$(2.4)	$5.9	$12.4	$(14.3)	$129.7	$.1	$5.1
Asset-backed securities	25.8	(.1)	—	.7	—	—	26.4	—	.7
Total fixed maturities, available for sale	153.5	.3	(2.4)	6.6	12.4	(14.3)	156.1	.1	5.8
Equity securities - corporate securities	72.8	—	.6	—	—	—	73.4	.5	—
Trading securities - commercial mortgage-backed securities	2.8	—	—	—	—	(2.8)	—	—	—
Other invested assets - residual tranches	66.0	9.6	.4	—	—	—	76.0	.4	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the three months ended September 30, 2024 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$2.3	$(1.9)	$—	$—	$.4
Asset-backed securities	10.0	(10.1)	—	—	(.1)
Total fixed maturities, available for sale	12.3	(12.0)	—	—	.3
Other invested assets - residual tranches	10.6	(1.0)	—	—	9.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2024 (dollars in millions):

	September 30, 2024
	Beginning balance as of December 31, 2023	Purchases, sales, issuances and settlements, net (b)	Total realized and unrealized gains (losses) included in net income	Total realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (a)	Transfers out of Level 3 (a)	Ending balance as of September 30, 2024	Amount of total gains (losses) for the nine months ended September 30, 2024 included in our net income relating to assets still held as of the reporting date	Amount of total gains (losses) for the nine months ended September 30, 2024 included in accumulated other comprehensive income (loss) relating to assets still held as of the reporting date
Assets:
Fixed maturities, available for sale:
Corporate securities	$159.3	$(2.9)	$1.9	$(3.2)	$—	$(25.4)	$129.7	$4.4	$(5.7)
Asset-backed securities	25.5	(.4)	—	1.3	—	—	26.4	—	1.3
Commercial mortgage-backed securities	13.1	—	—	—	—	(13.1)	—	—	—
Total fixed maturities, available for sale	197.9	(3.3)	1.9	(1.9)	—	(38.5)	156.1	4.4	(4.4)
Equity securities - corporate securities	72.7	—	.7	—	—	—	73.4	.8	—
Other invested assets - residual tranches	31.5	24.7	12.3	—	7.5	—	76.0	12.3	—

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
(b)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  The following summarizes such activity for the nine months ended September 30, 2024 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$7.8	$(10.7)	$—	$—	$(2.9)
Asset-backed securities	10.0	(10.4)	—	—	(.4)
Total fixed maturities, available for sale	17.8	(21.1)	—	—	(3.3)
Other invested assets - residual tranches	30.0	(5.3)	—	—	24.7

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

At September 30, 2024, 80 percent of our Level 3 fixed maturities, available for sale, were investment grade and 83 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$1,418.0	$1,355.4	$1,376.7	$1,297.0
Premiums less benefits	(19.4)	(16.2)	(56.3)	(45.9)
Change in fair value, net	153.3	(125.8)	231.5	(37.7)
Balance at end of the period	$1,551.9	$1,213.4	$1,551.9	$1,213.4

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2024 (dollars in millions):

	Fair value at September 30, 2024	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (c)	8.4	Discounted cash flow analysis	Discount margins	(1.98%)
Equity securities (d)	64.1	Market comparables	EBITDA multiples	9.8X
Equity securities (e)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (f)	222.3	Unadjusted third-party price source	Not applicable	Not applicable
Market risk benefit asset (g)	96.4	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Total	401.9
Liabilities:
Market risk benefit liability (g)	1.0	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Embedded derivatives related to fixed indexed annuity products (h)	1,551.9	Discounted projected embedded derivatives	Projected portfolio yields	4.52% - 4.92% (4.69%)
			Discount rates	4.11% - 5.83% (4.35%)
			Surrender rates	1.45% - 30.10% (7.54%)
________________________________
(a)    The weighted average is based on the relative fair value of the related assets or liabilities.
(b)    Corporate securities - For these assets, there were no adjustments to the purchase price; therefore, disclosures of unobservable inputs and range are not applicable.
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
(e)    Equity securities - For these assets, there were no adjustments to the purchase price; therefore, disclosures of unobservable inputs and range are not applicable.
(f)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources; therefore, disclosures of unobservable inputs and range are not applicable.
(g)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including assumptions related to surrenders and utilization of policy benefits. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(h)    Embedded derivatives related to fixed indexed annuity products (classified as policyholder account liabilities) - The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. The embedded derivatives related to fixed indexed annuity products are classified in policyholder account balances and future policy benefits as presented in the note to the consolidated financial statements entitled "Accounting for Derivatives".

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
(d)    Corporate securities - For these assets, there were no adjustments to the purchase price; therefore, disclosures of unobservable inputs and range are not applicable.
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
(h)    Equity securities - For these assets, there were no adjustments to the purchase price; therefore, disclosures of unobservable inputs and range are not applicable.
(i)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources; therefore, disclosures of unobservable inputs and range are not applicable.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO at September 30, 2024, and its consolidated results of operations for the three and nine months ended September 30, 2024 and 2023, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three and nine months ended September 30, 2024 and 2023 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Insurance product margin
Annuity margin	$91.1	$57.0	$219.2	$171.4
Health margin	127.8	123.2	386.7	347.9
Life margin	63.3	59.8	181.0	165.1
Total insurance product margin	282.2	240.0	786.9	684.4
Allocated expenses	(153.0)	(153.2)	(469.2)	(460.2)
Income from insurance products	129.2	86.8	317.7	224.2
Fee income	(2.7)	(2.9)	9.4	13.2
Investment income not allocated to product lines	45.5	38.4	102.6	81.9
Expenses not allocated to product lines	(18.5)	7.5	(52.8)	(31.9)
Operating earnings before taxes	153.5	129.8	376.9	287.4
Income tax expense on operating income	(34.3)	(28.5)	(85.6)	(65.2)
Net operating income (a)	119.2	101.3	291.3	222.2
Net realized investment losses from sales, maturities and change in allowance for credit losses	(11.1)	(20.1)	(37.6)	(64.1)
Net change in market value of investments recognized in earnings	12.3	(9.2)	29.4	(15.1)
Fair value changes related to agent deferred compensation plan	(3.5)	6.8	—	6.8
Changes in fair value of embedded derivative liabilities and market risk benefits	(127.1)	109.4	(46.3)	94.7
Other	(13.1)	(1.1)	(14.6)	1.0
Net non-operating income (loss) before taxes	(142.5)	85.8	(69.1)	23.3
Income tax (expense) benefit on non-operating income (loss)	32.6	(19.8)	15.7	(5.3)
Net non-operating income (loss)	(109.9)	66.0	(53.4)	18.0
Net income	$9.3	$167.3	$237.9	$240.2
Per diluted share
Net operating income	$1.11	$.88	$2.67	$1.92
Net non-operating income (loss)	(1.02)	.58	(.49)	.16
Net income	$.09	$1.46	$2.18	$2.08

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from sales, impairments and change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items consisting primarily of earnings attributable to VIEs, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management uses this measure to evaluate performance because the items excluded from net operating income can be affected by events that are unrelated to the Company's underlying fundamentals. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

In addition, management uses these non-GAAP financial measures in its budgeting process, financial analysis of segment performance and in assessing the allocation of resources. We believe these non-GAAP financial measures enhance an investor's understanding of our financial performance and allow them to make more informed judgments about the Company as a whole. These measures also highlight operating trends that might not otherwise be apparent. However, net operating income is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities, as measures of liquidity, or as an alternative to net income as measures of our operating performance or any other measures of performance derived in accordance with GAAP. In addition, net operating income should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Net operating income has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Our definition and calculation of net operating income are not necessarily comparable to other similarly titled measures used by other companies due to different methods of calculation. Also, as we adopted the new accounting standard related to targeted improvements to the accounting for long-duration insurance contracts effective January 1, 2023, we updated our method of determining non-operating earnings for our fixed indexed annuities to better identify the volatile non-economic impacts of that line of business. This resulted in fixed indexed annuity margins that more closely reflect the economics of the business.

GOVERNMENTAL REGULATION

In 2023, the U.S. Department of Labor (the "DOL") proposed a regulation to change the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act of 1974 ("ERISA") and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and amendments to various existing prohibited transaction exemptions ("PTEs"), including PTE 84-14, that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of "fiduciary" for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations that filed a motion for a preliminary injunction and stay of the amendments. On July 25 and July 26, 2024, two federal district courts located in the Eastern District of Texas (the “E.D. Tex.”) and the Northern District of Texas (the “N.D. Tex.”), respectively, entered stays of the effective date of the new regulation regarding the definition of "fiduciary" and the amendments to the PTEs. The DOL has appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL has also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit; the parties have jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal. We are monitoring these developments, but do not expect any changes in the definition of "fiduciary" (as currently contemplated) to have a significant impact on our business.

CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Policies" in our 2023 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Insurance product margin
Annuity:
Insurance policy income	$11.2	$7.2	$27.8	$20.4
Net investment income	142.2	131.0	417.2	384.1
Insurance policy benefits	25.9	(9.8)	23.0	(29.1)
Interest credited	(65.2)	(53.4)	(184.7)	(152.1)
Amortization and non-deferred commissions (a)	(23.0)	(18.0)	(64.1)	(51.9)
Annuity margin	91.1	57.0	219.2	171.4
Health:
Insurance policy income	406.9	397.8	1,208.9	1,196.3
Net investment income	75.0	74.2	224.4	222.5
Insurance policy benefits	(314.1)	(308.5)	(924.9)	(949.3)
Amortization and non-deferred commissions (a)	(40.0)	(40.3)	(121.7)	(121.6)
Health margin	127.8	123.2	386.7	347.9
Life:
Insurance policy income	226.9	221.0	678.2	663.1
Net investment income	36.8	36.3	110.0	108.7
Insurance policy benefits	(143.5)	(140.7)	(432.1)	(430.7)
Interest credited	(13.3)	(12.1)	(38.2)	(36.4)
Amortization and non-deferred commissions (a)	(25.1)	(22.1)	(72.9)	(62.8)
Advertising expense	(18.5)	(22.6)	(64.0)	(76.8)
Life margin	63.3	59.8	181.0	165.1
Total insurance product margin	282.2	240.0	786.9	684.4
Allocated expenses:
Branch office expenses	(16.7)	(16.3)	(52.7)	(52.0)
Other allocated expenses	(136.3)	(136.9)	(416.5)	(408.2)
Income from insurance products	129.2	86.8	317.7	224.2
Fee income	(2.7)	(2.9)	9.4	13.2
Investment income not allocated to product lines	45.5	38.4	102.6	81.9
Expenses not allocated to product lines	(18.5)	7.5	(52.8)	(31.9)
Operating earnings before taxes	153.5	129.8	376.9	287.4
Income tax expense on operating income	(34.3)	(28.5)	(85.6)	(65.2)
Net operating income	$119.2	$101.3	$291.3	$222.2

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

Comprehensive Annual Actuarial Review: We update the assumptions and experience underlying the expected gross margins for policies accounted for as investment contracts annually. Previously, the review was completed in the fourth quarter of each year, however, we began performing this review in the third quarter starting with 2024 to better align with our annual planning process and third quarter is also more consistent with industry practice. In addition, we also review and update our assumptions on a more frequent basis to the extent current conditions or circumstances warrant changes that could be significant to our operating results. The impacts of these unlocking exercises have had a significant impact on our earnings.

In the third quarter of 2024, we performed our comprehensive annual actuarial review, including, but not limited to, assumptions related to mortality rates, surrender rates, earned rates, credited rates and expenses. This review resulted in a net favorable impact to insurance product margins included in pre-tax operating income of $27.3 million.

The most significant impacts related to fixed indexed annuities and Medicare supplement products which were favorably (unfavorably) impacted by $36.2 million and $(9.4) million, respectively. The primary fixed indexed annuities changes related to higher mortality assumptions. The primary Medicare supplement changes related to higher morbidity and higher persistency assumptions.

In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $42.8 million related to changes in the fair value of embedded derivative liabilities and market risk benefits on our fixed indexed annuities. The primary changes related to higher earned rate assumptions.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Refer to “Results of Operations” in our 2023 Annual Report on Form 10-K for information on our annual actuarial review for 2023, which was performed in the fourth quarter of 2023.

The following table summarizes the impact to pre-tax operating earnings from our comprehensive annual actuarial review in both the third quarter and the first nine months of 2024 (dollars in millions):

Line of business:	Insurance policy benefits
Fixed indexed annuities	$36.2
Supplemental health	.3
Medicare supplement	(9.4)
Long-term care	.9
Traditional life	(4.5)
Interest-sensitive life	3.8
Favorable impact on pre-tax operating earnings	$27.3

Summary of Operating Results: Net operating income was $119.2 million in the third quarter of 2024, compared to $101.3 million in the third quarter of 2023, and was $291.3 million in the first nine months of 2024, compared to $222.2 million in the first nine months of 2023.

Insurance product margin was $282.2 million in the third quarter of 2024, compared to $240.0 million in the third quarter of 2023, and was $786.9 million in the first nine months of 2024, compared to $684.4 million in the first nine months of 2023. Fluctuations by product line are discussed in greater detail in the narratives that follow.

Total net investment income (comprised of investment income allocated and not allocated to products) increased 7.0 percent to $299.5 million in the third quarter of 2024, as compared to $279.9 million in the third quarter of 2023, and 7.2 percent to $854.2 million in the first nine months of 2024, compared to $797.2 million in the first nine months of 2023, reflecting growth in the investment portfolio and higher yields. The higher yields reflect seven consecutive quarters of new money rates in excess of 6.0 percent. In addition, the yield in 2024 benefited from portfolio optimization trades as we selectively sold certain lower yielding securities and reinvested in higher yielding securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Total allocated and unallocated expenses are summarized in the table below. Expenses not allocated to product lines include certain significant items listed in the table below. Total allocated and unallocated expenses as adjusted for the significant items are summarized below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Expenses allocated to product lines	$153.0	$153.2	$469.2	$460.2
Expenses not allocated to product lines	18.5	(7.5)	52.8	31.9
Unfavorable impact related to a fixed asset impairment	(2.9)	—	(2.9)	—
Net favorable impact from legal matters	—	21.7	—	21.7
Adjusted total	$168.6	$167.4	$519.1	$513.8

Total allocated and unallocated expenses in the first nine months of 2024 were up slightly as compared to the same period in the prior year, and were in line with our expectations. Consistent with our disclosure in the second quarter of 2024, we continue to expect our projected expense ratio for the full year to be between 19.0 percent to 19.2 percent, narrowing the range of our original guidance of between 18.8 percent to 19.2 percent. The expense ratio is defined as total allocated and unallocated expenses divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Fee revenue	$29.3	$27.9	$111.8	$108.6
Operating costs and expenses	(32.0)	(30.8)	(102.4)	(95.4)
Net fee income	$(2.7)	$(2.9)	$9.4	$13.2

Net fee income showed modest improvement in the third quarter of 2024, compared to the same period in 2023. For the first nine months of 2024, as compared to the same period of 2023, net fee income decreased primarily due to: (i) changes to our revenue recognition assumptions related to sales of third-party products by our Consumer Division reflecting less favorable policy persistency and higher agent persistency resulting in higher renewal commissions; partially offset by (ii) higher sales of third-party products in the 2024 period.

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

The effective tax rate for the first nine months of 2024 was 22.7 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Annuity margin:
Fixed indexed annuities
Insurance policy income	$8.7	$5.1	$21.9	$14.2
Net investment income	115.9	104.4	338.1	304.4
Insurance policy benefits	28.7	(4.3)	20.3	(12.6)
Interest credited	(53.3)	(41.5)	(149.4)	(116.8)
Amortization and non-deferred commissions	(21.0)	(16.5)	(58.6)	(47.9)
Margin from fixed indexed annuities	$79.0	$47.2	$172.3	$141.3
Average net insurance liabilities	$9,899.4	$9,381.0	$9,764.6	$9,280.2
Margin/average net insurance liabilities	3.19%	2.01%	2.35%	2.03%
Fixed interest annuities
Insurance policy income	$.1	$.3	$.6	$.8
Net investment income	20.8	21.0	62.5	62.8
Insurance policy benefits	(.4)	(.1)	(.7)	(.2)
Interest credited	(11.3)	(11.4)	(33.7)	(33.6)
Amortization and non-deferred commissions	(1.9)	(1.4)	(5.1)	(3.6)
Margin from fixed interest annuities	$7.3	$8.4	$23.6	$26.2
Average net insurance liabilities	$1,568.2	$1,603.0	$1,575.2	$1,615.7
Margin/average net insurance liabilities	1.86%	2.10%	2.00%	2.16%
Other annuities
Insurance policy income	$2.4	$1.8	$5.3	$5.4
Net investment income	5.5	5.6	16.6	16.9
Insurance policy benefits	(2.4)	(5.4)	3.4	(16.3)
Interest credited	(.6)	(.5)	(1.6)	(1.7)
Amortization and non-deferred commissions	(.1)	(.1)	(.4)	(.4)
Margin from other annuities	$4.8	$1.4	$23.3	$3.9
Average net insurance liabilities	$414.4	$455.6	$426.9	$462.6
Margin/average net insurance liabilities	4.63%	1.23%	7.28%	1.12%
Total annuity margin	$91.1	$57.0	$219.2	$171.4
Average net insurance liabilities	$11,882.0	$11,439.6	$11,766.7	$11,358.5
Margin/average net insurance liabilities	3.07%	1.99%	2.48%	2.01%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from fixed indexed annuities was $79.0 million in the third quarter of 2024, compared to $47.2 million in the third quarter of 2023, and was $172.3 million in the first nine months of 2024, compared to $141.3 million in the first nine months of 2023. The margin, excluding the net favorable impacts of the annual actuarial review previously discussed, was $42.8 million in the third quarter of 2024, and $136.1 million in the first nine months of 2024. The margins, excluding the impacts of the annual actuarial review, have declined in the third quarter and the first nine months of 2024 as compared to the same periods in 2023, primarily due to additional amortization resulting from higher surrenders and assumption changes partially offset by increased surrender charge income. Spread income has remained flat period over period as investment income increased due to: (i) growth in the block; (ii) increased new money rates; and (iii) portfolio optimization trades in 2024 which increased the yield; offset by increased credited rates due to surrenders of policies with lower crediting rates. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $9,899.4 million and $9,381.0 million in the third quarters of 2024 and 2023, respectively, and were $9,764.6 million and $9,280.2 million in the first nine months of 2024 and 2023, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.68 percent in the third quarter of 2024 up from 4.45 percent in the third quarter of 2023, and was 4.62 percent in the first nine months of 2024 up from 4.37 percent in the first nine months of 2023, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $62.1 million and $(49.8) million in the third quarters of 2024 and 2023, respectively, and were $225.6 million and $22.8 million in the first nine months of 2024 and 2023, respectively.

Margin from fixed interest annuities was $7.3 million in the third quarter of 2024, compared to $8.4 million in the third quarter of 2023, and was $23.6 million in the first nine months of 2024, compared to $26.2 million in the first nine months of 2023. The slight decrease in margin in both the third quarter and the first nine months of 2024, as compared to the same periods in 2023, is driven primarily by additional amortization from higher policy surrenders and a reduction in the size of the block. Average net insurance liabilities were $1,568.2 million in the third quarter of 2024, compared to $1,603.0 million in the third quarter of 2023, and were $1,575.2 million in the first nine months of 2024, compared to $1,615.7 million in the first nine months of 2023, driven by withdrawals in excess of deposits and reinvested returns. The decrease in net insurance liabilities results in lower net investment income allocated, however, the earned yield increased to 5.31 percent in the third quarter of 2024 from 5.24 percent in the third quarter of 2023, and to 5.29 percent in the first nine months of 2024 from 5.18 percent in the first nine months of 2023, reflecting higher portfolio yields.

Margin from other annuities was $4.8 million in the third quarter of 2024, compared to $1.4 million in the third quarter of 2023, and was $23.3 million in the first nine months of 2024, compared to $3.9 million in the first nine months of 2023. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. We experienced elevated annuitant mortality on a small number of closed block payout annuity policies in both the third quarter and the first nine months of 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from Health Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Health margin:
Supplemental health
Insurance policy income	$182.0	$177.9	$541.8	$533.1
Net investment income	39.6	39.0	118.0	116.5
Insurance policy benefits	(125.8)	(128.0)	(379.0)	(385.1)
Amortization and non-deferred commissions	(27.2)	(26.1)	(81.7)	(78.5)
Margin from supplemental health	$68.6	$62.8	$199.1	$186.0
Margin/insurance policy income	38%	35%	37%	35%
Medicare supplement
Insurance policy income	$156.3	$154.2	$463.8	$466.0
Net investment income	1.3	1.1	4.0	3.6
Insurance policy benefits	(121.6)	(107.4)	(349.5)	(341.3)
Amortization and non-deferred commissions	(9.7)	(10.7)	(30.0)	(32.7)
Margin from Medicare supplement	$26.3	$37.2	$88.3	$95.6
Margin/insurance policy income	17%	24%	19%	21%
Long-term care
Insurance policy income	$68.6	$65.7	$203.3	$197.2
Net investment income	34.1	34.1	102.4	102.4
Insurance policy benefits	(66.7)	(73.1)	(196.4)	(222.9)
Amortization and non-deferred commissions	(3.1)	(3.5)	(10.0)	(10.4)
Margin from long-term care	$32.9	$23.2	$99.3	$66.3
Margin/insurance policy income	48%	35%	49%	34%
Total health margin	$127.8	$123.2	$386.7	$347.9
Margin/insurance policy income	31%	31%	32%	29%

Margin from supplemental health business was $68.6 million in the third quarter of 2024, compared to $62.8 million in the third quarter of 2023, and was $199.1 million in the first nine months of 2024, compared to $186.0 million in the first nine months of 2023. The margin as a percentage of insurance policy income was 38 percent in the third quarter of 2024, compared to 35 percent in the prior year period, and was 37 percent in the first nine months of 2024, compared to 35 percent in the first nine months of 2023. Margins improved in 2024 from the comparable periods in 2023 due to growth in the block and improved morbidity.

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

Margin from Medicare supplement business was $26.3 million and $37.2 million in the third quarters of 2024 and 2023, respectively, and $88.3 million and $95.6 million in the first nine months of 2024 and 2023, respectively. The margin, excluding the net unfavorable impacts of the annual actuarial review previously discussed, was $35.7 million in the third quarter of 2024, and $97.7 million in the first nine months of 2024. Claims were slightly higher in the third quarter of 2024 and slightly lower in the first nine months of 2024, as compared to the same periods in 2023. Claim experience will fluctuate from period to period. Insurance policy income was $156.3 million in the third quarter of 2024, compared to $154.2 million in the third quarter of 2023, and was $463.8 million in the first nine months of 2024, compared to $466.0 million in the first nine months of 2023. Higher sales in recent periods have contributed to slightly higher insurance policy income in the third quarter of 2024 as compared to the same period in 2023. Over the last several years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences.

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

Margin from Long-term care products was $32.9 million and $23.2 million in the third quarters of 2024 and 2023, respectively, and $99.3 million and $66.3 million in the first nine months of 2024 and 2023, respectively. The margin as a percentage of insurance policy income was 48 percent in the third quarter of 2024, compared to 35 percent in the third quarter of 2023, and was 49 percent in the first nine months of 2024, compared to 34 percent in the first nine months of 2023. The increase in margin in the 2024 periods is primarily due to growth in the block and lower insurance policy benefits, as compared to the 2023 periods. The margin reflected favorable claim experience in the third quarter of 2024 and in the first nine months of 2024, compared to unfavorable claim experience in the comparable periods in 2023. Claim experience will fluctuate from quarter to quarter. Effective October 1, 2024, we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement. We will now retain 100 percent of our long-term care new business. This does not impact the inforce business that we previously ceded. As a result, we expect margins to increase modestly in 2025 and grow more in future years as earnings emerge from the sales.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Life margin:
Interest-sensitive life
Insurance policy income	$47.0	$45.1	$140.5	$134.9
Net investment income	13.3	12.9	39.7	38.7
Insurance policy benefits	(13.6)	(18.1)	(52.1)	(53.4)
Interest credited	(13.2)	(11.9)	(37.8)	(35.9)
Amortization and non-deferred commissions	(5.3)	(5.1)	(15.7)	(14.5)
Margin from interest-sensitive life	$28.2	$22.9	$74.6	$69.8
Average net insurance liabilities	$1,070.8	$1,039.6	$1,063.3	$1,035.7
Interest margin	$.1	$1.0	$1.9	$2.8
Interest margin/average net insurance liabilities	.04%	.38%	.24%	.36%
Underwriting margin	$28.1	$21.9	$72.7	$67.0
Underwriting margin/insurance policy income	60%	49%	52%	50%
Traditional life
Insurance policy income	$179.9	$175.9	$537.7	$528.2
Net investment income	23.5	23.4	70.3	70.0
Insurance policy benefits	(129.9)	(122.6)	(380.0)	(377.3)
Interest credited	(.1)	(.2)	(.4)	(.5)
Amortization and non-deferred commissions	(19.8)	(17.0)	(57.2)	(48.3)
Advertising expense	(18.5)	(22.6)	(64.0)	(76.8)
Margin from traditional life	$35.1	$36.9	$106.4	$95.3
Margin/insurance policy income	20%	21%	20%	18%
Margin excluding advertising expense/insurance policy income	30%	34%	32%	33%
Total life margin	$63.3	$59.8	$181.0	$165.1

Margin from interest-sensitive life business was $28.2 million in the third quarter of 2024, compared to $22.9 million in the third quarter of 2023, and was $74.6 million in the first nine months of 2024, compared to $69.8 million in the first nine months of 2023. The margin, excluding the net favorable impacts of the annual actuarial review previously discussed, was $24.4 million in the third quarter of 2024, and $70.8 million in the first nine months of 2024. The increase in margin, excluding the impacts of the annual actuarial review, in the third quarter of 2024 and in the first nine months of 2024, reflects higher margins compared to the same periods in 2023 due to growth in the business offset by increased claims in the first nine months of 2024.

The interest margin was $0.1 million and $1.0 million in the third quarters of 2024 and 2023, respectively, and was $1.9 million and $2.8 million in the first nine months of 2024 and 2023, respectively. Net investment income in the 2024 periods was slightly higher than the 2023 periods. The increase in average net insurance liabilities results in higher net investment income allocated, net of the impact of earned yields. The earned yield was 4.97 percent and 4.96 percent in the third quarters of 2024 and 2023, respectively, and was 4.98 percent in both the first nine months of 2024 and 2023. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $5.5 million and $(4.8) million in the third quarters of 2024 and 2023, respectively, and were $20.6 million and $3.5 million in the first nine months of 2024 and 2023, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Margin from traditional life business was $35.1 million and $36.9 million in the third quarters of 2024 and 2023, respectively, and was $106.4 million and $95.3 million in the first nine months of 2024 and 2023, respectively. The margin, excluding the net unfavorable impacts of the annual actuarial review previously discussed, was $39.6 million in the third quarter of 2024, and $110.9 million in the first nine months in 2024. The increase in margin, excluding the impacts of the annual actuarial review, in the third quarter of 2024, primarily reflects lower advertising expense, compared to the same period in 2023. The increase in margin in the first nine months of 2024, compared to the same period in 2023, reflects lower advertising expense and growth in the block.
Net investment income in the 2024 periods was comparable to the 2023 periods. The increase in average net insurance liabilities results in higher net investment income allocated, which is largely offset by lower earned yields. The earned yield was 4.68 percent and 4.72 percent in the third quarters of 2024 and 2023, respectively, and was 4.69 percent and 4.72 percent in the first nine months of 2024 and 2023, respectively.

Advertising expense was $18.5 million in the third quarter of 2024, down from $22.6 million in the comparable period in 2023, and was $64.0 million in the first nine months of 2024, down from $76.8 million in the comparable period in 2023. The demand and cost of television advertising can fluctuate from period to period and tends to spike during presidential election cycles. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Collected premiums from annuity and interest-sensitive life products:
Annuities	$465.1	$372.2	$1,297.5	$1,144.9
Interest-sensitive life	61.0	58.3	182.8	176.8
Total collected premiums from annuity and interest-sensitive life products	$526.1	$430.5	$1,480.3	$1,321.7

Collected premiums from annuity and interest-sensitive products increased 22.2 percent in the third quarter of 2024, compared to the third quarter of 2023, and increased 12.0 percent in the first nine months of 2024, compared to the first nine months of 2023, primarily due to higher premium collections from fixed indexed annuity products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net investment income	$453.9	$291.8	$1,332.2	$1,034.5
Allocated to product lines:
Annuity	(142.2)	(131.0)	(417.2)	(384.1)
Health	(75.0)	(74.2)	(224.4)	(222.5)
Life	(36.8)	(36.3)	(110.0)	(108.7)
Equity returns credited to policyholder account balances	(67.6)	54.6	(246.2)	(26.3)
Amounts allocated to product lines and credited to policyholder account balances	(321.6)	(186.9)	(997.8)	(741.6)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	7.4	2.5	19.6	3.9
Amount related to variable interest entities and other non-operating items	(5.3)	(18.7)	(27.5)	(58.6)
Interest expense on debt	(27.2)	(15.7)	(64.7)	(47.0)
Interest expense on financing arrangements	(1.1)	(1.1)	(3.5)	(1.1)
Interest expense on investment borrowings from FHLB	(31.8)	(28.3)	(94.6)	(74.2)
Expenses related to FABN program	(20.6)	(7.6)	(39.1)	(22.8)
Less amounts credited to deferred compensation plans (offsetting investment income)	(8.2)	2.4	(22.0)	(11.2)
Total adjustments	(86.8)	(66.5)	(231.8)	(211.0)
Investment income not allocated to product lines	$45.5	$38.4	$102.6	$81.9

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

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net realized investment losses from sales, maturities and change in allowance for credit losses	$(11.1)	$(20.1)	$(37.6)	$(64.1)
Net change in market value of investments recognized in earnings	12.3	(9.2)	29.4	(15.1)
Fair value changes related to agent deferred compensation plan	(3.5)	6.8	—	6.8
Changes in fair value of embedded derivative liabilities and market risk benefits	(127.1)	109.4	(46.3)	94.7
Other	(13.1)	(1.1)	(14.6)	1.0
Net non-operating income (loss) before taxes	$(142.5)	$85.8	$(69.1)	$23.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net realized investment losses in the three and nine months ended September 30, 2024, were $11.1 million and $37.6 million, respectively, net of reductions in the allowance for credit losses of $11.6 million and $17.2 million, respectively. Net realized investment losses in the three and nine months ended September 30, 2023, were $20.1 million and $64.1 million, respectively, including the unfavorable change in the allowance for credit losses of $2.3 million and $13.7 million, respectively.

The change in market value of investments recognized in earnings was an increase (decrease) of $12.3 million and $(9.2) million in the third quarters of 2024 and 2023, respectively, and $29.4 million and $(15.1) million in the first nine months of 2024 and 2023, respectively. The change in value will fluctuate from period to period based on market conditions.

In the third quarter of 2024, we recognized a decrease in earnings of $3.5 million, compared to an increase in earnings of $6.8 million in both the third quarter and the first nine months of 2023, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability. We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

We recognized an increase (decrease) in earnings of $(127.1) million and $109.4 million in the third quarters of 2024 and 2023, respectively, and $(46.3) million and $94.7 million in the first nine months of 2024 and 2023, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Excluding the net unfavorable impacts of the annual actuarial review previously discussed, we recognized a decrease in earnings of $84.3 million and $3.5 million in the third quarter and first nine months of 2024, respectively. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

Other non-operating items in the third quarter of 2024 included a charge of $8.3 million primarily related to a five percent workforce reduction and transition costs for outsourcing certain operations activities. At the same time, we are planning to add roles to enhance support of our Consumer and Worksite divisions and that add technology expertise in areas such as artificial intelligence, robotics and automation. In both the third quarter and the first nine months of 2023, the reinsurance receivables allowance for credit losses increased $1.0 million. The remaining other non-operating items are comprised of earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
LIQUIDITY AND CAPITAL RESOURCES

2024 Outlook

We are raising our guidance on operating earnings per diluted share. We currently expect operating earnings per diluted share to be in the range of $3.50 to $3.60, excluding any significant items in the year (up from our original guidance of $3.10 to $3.30 per diluted share). This increase reflects our strong results in the two most recent quarters of 2024. Such guidance also assumes that the returns on our alternative investments are in line with our long-term run-rate assumption for the balance of the year, consistent with our initial guidance assumptions. As consistent with our disclosure in the second quarter of 2024, we continue to expect our projected expense ratio guidance to be between 19.0 percent to 19.2 percent (as compared to our original guidance of between 18.8 percent to 19.2 percent).

In addition, we are raising guidance on the amount of excess cash to the holding company. We currently expect excess cash flow to the holding company to be in the range of $250 million to $275 million (up from our original guidance of $140 million to $200 million). The increase in guidance is primarily driven by a refinement of our expectations on capital consumption within our insurance subsidiaries. The high end of the prior range assumed there was no material change to the risk profile of our investment portfolio; and there was no significant change to economic conditions and the related pattern of credit migration in our investment portfolio. Both of these variables have remained fairly constant through the third quarter and we expect no significant changes in the fourth quarter. However, if we decide to accept a higher level of risk in our investment portfolio; and/or economic conditions deteriorate, prompting adverse credit migration, then additional capital would be required and excess cash flow would be toward the lower end of the range.

We expect to continue to manage to: (i) a consolidated RBC ratio of 375 percent for our U.S. based insurance subsidiaries; and (ii) minimum holding company liquidity of $150 million over the long term; although we expect to end 2024 well above those target levels. Our target debt to total capital, excluding accumulated other comprehensive income (loss), continues to be in the range of 25 percent to 28 percent. Although our debt to total capital ratio, excluding accumulated other comprehensive income (loss), was 32.5 percent at September 30, 2024, we expect to use a portion of the net proceeds from the issuance of the 2034 Notes for the repayment of our 2025 Notes. At September 30, 2024, adjusting for the expected repayment of the 2025 Notes, the debt to total capital ratio, excluding accumulated other comprehensive income (loss), would have been 26.0 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of September 30, 2024 and December 31, 2023 was as follows (dollars in millions):

	September 30, 2024	December 31, 2023
Total capital:
Corporate notes payable	$1,832.9	$1,140.5
Shareholders’ equity:
Common stock	1.0	1.1
Additional paid-in capital	1,715.9	1,891.5
Accumulated other comprehensive loss	(1,116.0)	(1,576.8)
Retained earnings	2,086.9	1,899.8
Total shareholders’ equity	2,687.8	2,215.6
Total capital	$4,520.7	$3,356.1

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2024 and as of and for the year ended December 31, 2023:

	September 30, 2024	December 31, 2023
Book value per common share	$25.86	$20.26
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	36.60	34.68
Debt to total capital ratios:
Corporate debt to total capital	40.5%	34.0%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	32.5%	23.1%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss), as adjusted for the expected repayment of the 2025 Notes (a)(b)	26.0%	N/A
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At September 30, 2024, the carrying value of the FHLB common stock was $94.6 million.  As of September 30, 2024, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.8 billion at September 30, 2024, which are maintained in custodial accounts for the benefit of the FHLB.

In 2021, Bankers Life established a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. Under current authorizations, the maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $3 billion. In June and September of 2024, Bankers Life issued funding agreements to a series of the Trust in a principal amount of $750 million and $400 million, respectively. The aggregate principal amount of funding agreements outstanding at September 30, 2024 was $2.55 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 388 percent at September 30, 2024, compared to 402 percent at December 31, 2023. In the first nine months of 2024, the RBC ratio reflected: (i) our estimated consolidated statutory operating earnings of $33 million; and (ii) insurance company dividends (net of capital contributions) of $112 million that were paid to the holding company. Our RBC ratio at September 30, 2024, exceeded our targeted RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

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

Sources:
2034 Notes, net of original issue discount	$697.7

Uses:
General corporate purposes (including $500 million invested primarily in certificates of deposit for the repayment at maturity of the 2025 Notes)	$691.0
Debt issuance costs	6.7
$697.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

At September 30, 2024, CNO, CDOC and our other non-insurance subsidiaries held $453 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million. The higher level of liquidity relative to our target level reflects a portion of the proceeds from the issuance of the 2034 Notes as discussed above. In addition, the holding company has invested $500 million of the proceeds from the issuance of the 2034 Notes primarily into certificates of deposit which are expected to be used for the repayment of the 2025 Notes.

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate U.S. based insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department.  In the first nine months of 2024, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $165.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 335 percent at September 30, 2024.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At September 30, 2024, the subsidiaries of CLTX had earned surplus (deficit) as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$—	(a)
Colonial Penn	(526.3)	(b)
____________________
(a)Bankers Life paid dividends of $105.0 million to CLTX in the first nine months of 2024. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. Since Bankers Life's earned surplus balance is zero, Bankers Life is required to request prior approval from the Illinois Department of Insurance for return-of-capital distributions.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first nine months of 2024, CDOC made capital contributions of $53.1 million to CLTX.

At September 30, 2024, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025, as referenced above and no subsequent scheduled repayments of our direct corporate obligations until May 2029.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first nine months of 2024, we generated $257 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first nine months of 2024, we repurchased 6.5 million shares of common stock for $190.0 million under our securities repurchase program (including $1.4 million of repurchases settled in the fourth quarter of 2024). The Company had remaining repurchase authority of $331.8 million as of September 30, 2024.

In the first nine months of 2024, dividends declared on common stock totaled $50.8 million ($0.47 per common share). In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At September 30, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,083.3	$153.5	$(1,108.3)	$(16.8)	$12,111.7
Certificates of deposit	470.0	13.1	—	—	483.1
United States Treasury securities and obligations of United States government corporations and agencies	210.8	.1	(11.6)	—	199.3
States and political subdivisions	3,213.6	46.3	(301.0)	(.4)	2,958.5
Foreign governments	103.2	1.6	(9.6)	(.5)	94.7
Asset-backed securities	1,479.5	13.0	(48.4)	(.1)	1,444.0
Agency residential mortgage-backed securities	812.5	14.5	(.1)	—	826.9
Non-agency residential mortgage-backed securities	1,252.0	15.6	(96.2)	—	1,171.4
Collateralized loan obligations	1,083.2	4.5	(5.5)	—	1,082.2
Commercial mortgage-backed securities	2,285.8	4.7	(156.3)	—	2,134.2
Total investment grade fixed maturities, available for sale	23,993.9	266.9	(1,737.0)	(17.8)	22,506.0
Below-investment grade (a) (b):
Corporate securities	641.9	5.5	(22.7)	(7.7)	617.0
States and political subdivisions	9.6	—	—	(.4)	9.2
Asset-backed securities	99.0	.7	(8.7)	—	91.0
Non-agency residential mortgage-backed securities	418.0	27.2	(7.9)	—	437.3
Commercial mortgage-backed securities	84.0	—	(19.8)	—	64.2
Total below-investment grade fixed maturities, available for sale	1,252.5	33.4	(59.1)	(8.1)	1,218.7
Total fixed maturities, available for sale	$25,246.4	$300.3	$(1,796.1)	$(25.9)	$23,724.7
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2024 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,027.4	$15,023.1	63.3%
2	8,402.6	7,934.4	33.5
Total NAIC 1 and 2 (investment grade)	24,430.0	22,957.5	96.8
3	638.5	600.3	2.5
4	151.9	147.3	.6
5	26.0	19.6	.1
6	—	—	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	816.4	767.2	3.2
Total	$25,246.4	$23,724.7	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2024 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,967.6	12.5%	$301.0	16.8%
Commercial mortgage-backed securities	2,198.4	9.3	176.1	9.8
Banks	2,037.0	8.6	139.2	7.7
Non-agency residential mortgage-backed securities	1,608.6	6.8	104.1	5.8
Asset-backed securities	1,535.0	6.5	57.1	3.2
Utilities	1,220.8	5.1	114.2	6.4
Insurance	1,203.1	5.1	129.7	7.2
Healthcare/pharmaceuticals	1,112.7	4.7	151.8	8.4
Collateralized loan obligations	1,082.2	4.6	5.5	.3
Brokerage	1,029.8	4.3	74.0	4.1
Agency residential mortgage-backed securities	827.0	3.5	.1	—
Technology	762.6	3.2	101.3	5.6
Food/beverage	639.0	2.7	55.9	3.1
Energy	505.7	2.1	23.2	1.3
Cable/media	483.3	2.0	57.9	3.2
Certificates of deposit	483.1	2.0	—	—
Transportation	346.4	1.5	24.0	1.3
Real estate/REITs	341.2	1.4	30.9	1.7
Telecom	322.9	1.4	15.2	.8
Capital goods	322.4	1.4	20.4	1.1
Chemicals	294.6	1.2	22.0	1.2
Education	239.4	1.0	37.2	2.1
Autos	239.4	1.0	15.3	.9
Other	1,922.5	8.1	140.0	8.0
Total fixed maturities, available for sale	$23,724.7	100.0%	$1,796.1	100.0%

Below-Investment Grade Securities

At September 30, 2024, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,252.5 million, or 5.0 percent of the Company's fixed maturity portfolio (or $816.4 million, or 3.2 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,218.7 million, or 97 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net Realized and Unrealized Investment Losses

During the first nine months of 2024, the $46.3 million of gross realized losses on sales of $1,230.3 million of fixed maturity securities, available for sale, included: (i) $30.9 million related to various corporate securities; (ii) $9.6 million related to commercial mortgage-backed securities; and (iii) $5.8 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure (or reflect changing perceptions of risk) related to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; (v) better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities; (vi) changes in expected portfolio cash flows; or (vii) an opportunity to enhance the projected total return of the portfolio.

During the first nine months of 2023, we recognized $45.8 million of realized losses on sales of $527.0 million of fixed maturity securities, available for sale, including: (i) $37.8 million related to various corporate securities; (ii) $6.0 million related to commercial mortgage-backed securities; and (iii) $2.0 million related to various other investments.

The following summarizes the investments sold at a loss during the first nine months of 2024 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	5	$7.6	$5.4
Greater than or equal to 6 months and less than 12 months prior to sale	1	.5	.4
Greater than 12 months prior to sale	4	20.2	9.8
		$28.3	$15.6

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$158.8	$157.4
Due after one year through five years	1,368.3	1,314.5
Due after five years through ten years	745.8	691.3
Due after ten years	9,752.9	8,383.6
Subtotal	12,025.8	10,546.8
Structured securities	4,418.9	4,075.9
Total	$16,444.7	$14,622.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of September 30, 2024 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$18.0	$(4.9)	$13.1
Greater than 12 months	4	$49.7	$(15.0)	$34.7
Total		$67.7	$(19.9)	$47.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2024 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$296.6	$4.4	$—	$—	$301.0
Commercial mortgage-backed securities	123.8	32.5	11.1	8.7	176.1
Healthcare/pharmaceuticals	113.1	37.5	1.2	—	151.8
Banks	82.0	55.2	2.0	—	139.2
Insurance	71.9	55.5	2.2	.1	129.7
Utilities	76.3	37.4	.5	—	114.2
Non-agency residential mortgage-backed securities	70.9	25.3	1.2	6.7	104.1
Technology	60.7	39.2	1.3	.1	101.3
Brokerage	42.7	30.7	.4	.2	74.0
Cable/media	7.3	48.5	1.0	1.1	57.9
Asset-backed securities	22.1	26.3	8.5	.2	57.1
Food/beverage	21.4	33.7	.7	.1	55.9
Education	33.9	3.3	—	—	37.2
Real estate/REITs	21.5	9.3	.1	—	30.9
Consumer products	18.4	8.4	1.4	.4	28.6
Retail	18.0	1.1	.8	5.5	25.4
Transportation	12.7	11.3	—	—	24.0
Energy	4.4	18.8	—	—	23.2
Chemicals	2.3	19.5	.1	.1	22.0
Capital goods	13.2	5.6	1.6	—	20.4
Aerospace/defense	4.5	15.5	—	.1	20.1
Autos	2.8	12.2	.2	.1	15.3
Telecom	—	15.2	—	—	15.2
Building materials	4.5	10.0	.2	.1	14.8
United States Treasury securities and obligations of United States government corporations and agencies	11.6	—	—	—	11.6
Metals and mining	3.4	6.2	.3	—	9.9
Foreign governments	5.0	4.6	—	—	9.6
Entertainment/hotels	5.0	2.7	—	—	7.7
Paper	.3	5.9	—	.2	6.4
Collateralized loan obligations	5.3	.2	—	—	5.5
Other	5.3	.1	.2	.4	6.0
Total fixed maturities, available for sale	$1,160.9	$576.1	$35.0	$24.1	$1,796.1

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

Structured Securities

At September 30, 2024, fixed maturity investments included structured securities with an estimated fair value of $7.3 billion (or 30.6 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at September 30, 2024, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,578.5	$1,535.0	6.5%
Agency residential mortgage-backed securities	812.5	826.9	3.5
Non-agency residential mortgage-backed securities	1,670.0	1,608.7	6.8
Collateralized loan obligations	1,083.2	1,082.2	4.6
Commercial mortgage-backed securities	2,369.8	2,198.4	9.2
Total structured securities	$7,514.0	$7,251.2	30.6%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$8.8	$21.3	$34.7	$65.7
Fee revenue and other income	.6	1.0	2.2	3.5
Total revenues	9.4	22.3	36.9	69.2
Expenses:
Interest expense	7.9	17.5	29.6	52.6
Other operating expenses	1.6	.3	2.5	1.4
Total expenses	9.5	17.8	32.1	54.0
Income before net investment losses and income taxes	(.1)	4.5	4.8	15.2
Net investment losses	(6.8)	(.2)	(12.5)	(4.2)
Income (loss) before income taxes	$(6.9)	$4.3	$(7.7)	$11.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of September 30, 2024 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Healthcare/pharmaceuticals	$30.9	12.4%	$1.3	17.3%
Cable/media	30.9	12.3	1.7	22.6
Technology	29.7	11.9	.5	6.4
Brokerage	21.2	8.5	—	.2
Food/beverage	20.4	8.2	1.6	21.5
Building materials	16.7	6.7	.1	.7
Chemicals	13.0	5.2	.2	2.4
Consumer products	11.9	4.8	.6	8.5
Paper	11.8	4.7	.2	2.0
Autos	10.5	4.2	.2	2.3
Transportation	10.1	4.0	.1	1.5
Business services	9.6	3.8	.7	9.6
Utilities	8.2	3.3	.1	1.4
Insurance	7.8	3.1	—	—
Capital goods	7.7	3.1	.1	1.4
Metals and mining	3.6	1.4	—	.1
Other	6.1	2.4	.2	2.1
Total	$250.1	100.0%	$7.6	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$9.1	$8.4
Due after one year through five years	143.2	134.6
Due after five years through ten years	5.2	5.2
Total	$157.5	$148.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments held by the VIEs sold at a loss during the first nine months of 2024 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	12	$13.5	$10.4
Greater than or equal to 6 months and less than 12 months prior to sale	5	11.6	7.3
Greater than 12 months prior to sale	7	12.6	6.8
		$37.7	$24.5

There were no investments held by the VIEs rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of September 30, 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

NEW ACCOUNTING STANDARDS

See "Recently Issued Accounting Standards" in the Notes to Consolidated Financial Statements (unaudited) for a discussion of recently issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2023.  There have been no material changes in the first nine months of 2024 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2024)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	1,040,334	$29.78	1,038,949	$390.9
August 1 through August 31	951,385	32.73	945,116	360.0
September 1 through September 30	826,135	34.05	825,968	331.8
Total	2,817,854	32.03	2,810,033	331.8
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in May 2023 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 5.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the third quarter of 2024, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements, which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Matthew J. Zimpfer	August 23, 2024	August 19, 2025	81,600
–General Counsel
Rocco F. Tarasi III	September 12, 2024	September 16, 2025	8,484
–Chief Marketing Officer

_________
(a)    Or such earlier date that the aggregate amount of shares has been sold.

During the third quarter of 2024, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2	Amended and Restated By-Laws of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

31.1	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to the Securities Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated: November 7, 2024
	By:	/s/ Michellen A. Wildin
Michellen A. Wildin
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)