Form 10-K
period 2024-12-31
CNO Financial Group, Inc.
filed 2025-02-26
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
At June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by non-affiliates was approximately $2.9 billion.
Shares of common stock outstanding as of February 5, 2025: 100,877,837
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2025 annual meeting of shareholders are incorporated by reference into Part III of this report.

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
•the use or anticipated use of artificial intelligence ("AI") technologies, including generative AI, by us or third-parties;
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
•the impact of pandemics and major public health issues and the resulting financial market, economic and other impacts;
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

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2024, we had total assets of $37.9 billion and shareholders' equity of $2.5 billion (which included an accumulated other comprehensive loss of $1.4 billion). For the year ended December 31, 2024, we had revenues of $4.4 billion and net income of $404.0 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way the chief operating decision maker makes operating decisions and assesses the performance of the business.

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

OTHER INFORMATION

Our executive offices are located at 11299 Illinois Street, Carmel, Indiana 46032, and our telephone number is (317) 817-6100. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website at www.CNOinc.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). These filings are also available on the SEC's website at www.sec.gov. Copies of these filings are also available, without charge, from CNO Investor Relations, 11299 Illinois Street, Carmel, IN 46032. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference in this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

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

In May 2024, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2024 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization which became effective on September 10, 2003. Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1. are provided as of or for the year ended December 31, 2024 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. We sell these products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.4 billion, $4.1 billion and $4.1 billion in 2024, 2023 and 2022, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2024 collected premiums: Florida (11 percent), Iowa (6 percent), Pennsylvania (5 percent), California (5 percent) and Texas (5 percent).

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

Exclusive Agents. At December 31, 2024, we had an exclusive agency force of approximately 4,500 producing agents (monthly average of agents that have submitted at least one policy in the month) and financial representatives working from approximately 230 branch and satellite field offices throughout the United States. The field agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. Field agents sell Medicare supplement, supplemental health and long-term care insurance policies, life insurance and annuities. These agents also sell Medicare Advantage plans through distribution arrangements with third-party insurance companies. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. In addition, we have tele-sales agents that are primarily engaged in the sale of our graded benefit life insurance policies and the sale of Medicare Advantage plans of third-party insurance companies using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet. Financial representatives are able to buy and sell securities for clients and may provide ongoing investment advice for clients.

Independent Producers. Supplemental health and life insurance products are also sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent agents licensed to sell our products in all fifty states, the District of Columbia, and certain protectorates of the United States.

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

Exclusive Agents. At December 31, 2024, we had approximately 370 exclusive producing agents working across the United States. These agents establish relationships with employers and have one-on-one contact with potential policyholders primarily at their place of employment and primarily sell supplemental health and life insurance products.

Independent Producers. Supplemental health and life insurance products are also sold through a diverse network of independent agents, insurance brokers and marketing organizations. The general agency and insurance brokerage distribution system is comprised of independent agents licensed to sell our products in all fifty states, the District of Columbia, and certain protectorates of the United States.

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

Total premium collections

The Consumer and Worksite Divisions are primarily focused on marketing insurance products (including annuity, health and life products), several types of which are sold in both divisions and underwritten in the same manner. The following table summarizes premium collections by segment for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

	2024	2023	2022
Annuities:
Fixed indexed annuities	$1,542.7	$1,373.9	$1,509.5
Fixed interest annuities	239.1	199.7	87.4
Other annuities	8.8	9.6	7.7
Total annuities	1,790.6	1,583.2	1,604.6
Health:
Supplemental health	725.7	706.6	692.9
Medicare supplement	625.7	609.4	651.6
Long-term care	276.2	261.8	263.9
Total health	1,627.6	1,577.8	1,608.4
Life:
Interest-sensitive life	244.1	237.0	227.9
Traditional life	716.4	700.0	683.9
Total life	960.5	937.0	911.8
Total premium collections	$4,378.7	$4,098.0	$4,124.8

Annuities

During 2024, we collected annuity premiums of $1,790.6 million, or 41 percent, of our total premiums collected. Annuity products include fixed indexed annuity, traditional fixed rate annuity and single premium immediate annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. For fixed indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

The following describes our major annuity products:

Fixed Indexed Annuities. These products accounted for $1,542.7 million, or 35 percent, of our total premium collections during 2024. Substantially all of the deposits on our fixed indexed annuity products are currently paid in a lump sum. Our fixed indexed annuities are deferred annuity contracts offering a fixed credit option and at least one indexed option, generating an interest return tied to the price return of an external index (typically the S&P 500). Our fixed indexed annuity contracts are designed so that the guaranteed contract value meets regulatory requirements such that the contract holder receives no less than 87.5 percent of deposits paid, compounded annually at a rate of up to 3 percent, which establishes a floor value for the contract in the event of cash disbursement (full surrender, death claim payout, or annuitization). Within each contract issued, each fixed indexed annuity specifies:

•The index to be used.

•The time period during which the change in the index is measured. At the end of the time period, the change in the index is applied to the account value. The time period for most contracts is one year, but can range up to four years for some older inforce contracts.

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

Our fixed indexed annuity contracts are usually surrendered prior to the specified maturity date (typically the policy anniversary after the customer’s 99th birthday). At surrender or maturity, they are provided various annuitization options allowing for periodic payments (paid over various periods such as their remaining life or a term-certain period). However, the majority of contracts remain in the accumulation phase until the customer surrenders the contract or has a death claim. Policyholders can surrender the contract at any time, at which point they receive their account value, as specified in the contract, less any applicable surrender charges, subject to the floor value defined above. They may also take one penalty-free withdrawal of up to 10 percent of the premium paid each policy year (after the first year only for some contracts).

Our fixed indexed annuities credit interest on an annual basis. Depending on the credit option chosen, that interest is based on a fixed interest rate, guaranteed for the annual crediting period, or the price return of the underlying index (the S&P 500 index or the Morningstar US Dividend Growth Barclays 5 percent VC index) subject to a participation rate (receiving a portion of the appreciation) or a cap rate (receiving all appreciation up to the cap); any indexed option return is subject to a 0 percent floor. All crediting rates are subject to contractual guaranteed minimums. We have a disciplined rate-setting approach that allows the Company to set crediting rates consistent with the investment return earned on the net premiums received and (if applicable) the current option cost to fund the indexed benefit.

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

In recent years, a significant portion of our new annuity sales were "premium bonus" products. These products specify a bonus rate, that is applied to the premium deposited. This provides an immediate increase in the account value but the premium bonus becomes eligible for withdrawal, or vests, over a number of years. In 2023, we launched a flexible premium bonus indexed annuity ("FPBIA") product that offers a premium bonus (expressed as a percentage of the premium deposit) for each premium deposit made, subject to contractual terms. The current range for the premium bonus is 4-5 percent.

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

Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs") and flexible premium deferred annuities ("FPDAs"). These products accounted for $239.1 million, or 5 percent, of our total premium collections during 2024. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The current guaranteed rate on annuities being issued is 3 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2024, the average crediting rate on our outstanding traditional annuities was 3.13 percent.

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

Other Annuities. These products include single premium immediate annuities ("SPIAs"). SPIAs accounted for $8.8 million of our total premiums collected in 2024. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2024. Other annuities also include closed blocks of structured settlements, which were last sold over 25 years ago.

Health

Supplemental Health. Supplemental health collected premiums were $725.7 million during 2024, or 17 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Approximately 66 percent of the total number of our supplemental health policies inforce were sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Medicare Supplement. Medicare supplement collected premiums were $625.7 million during 2024, or 14 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 58 percent of new sales of Medicare supplement policies in 2024 were within the seven month open enrollment period that begins three months before an individual reaches age 65.

Long-Term Care. Long-term care collected premiums were $276.2 million during 2024, or 6 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

During 2024, 99 percent of new sales of long-term care products had benefit periods of two years or less. From 2009 through September 30, 2024, we ceded 25 percent of most new sales to a third party under a reinsurance agreement. Effective October, 1, 2024, we discontinued ceding 25 percent of long-term care new business under the reinsurance agreement. At December 31, 2024, 65 percent of our long-term care policies have benefit periods of one year or less, 81 percent have benefit periods of two years or less, and 94 percent of our long-term care policies have benefit periods of four years or less. In 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding two years in the majority of jurisdictions. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Life

Life products include traditional and interest-sensitive life insurance products. During 2024, we collected life insurance premiums of $960.5 million, or 22 percent, of our total collected premiums.

Interest-Sensitive Life. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $244.1 million, or 6 percent, of our total collected premiums in 2024. The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed indexed universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $716.4 million, or 16 percent, of our total collected premiums in 2024. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, exclusive agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component that may be at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically five, 10, 20, or 30 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life insurance products are offered on an individual basis primarily to persons age 50 to 85, principally in face amounts of $400 to $50,000, with limited or no medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $25.6 million of our total collected net premiums in 2024.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries. 40|86 Advisors had approximately $29.0 billion of assets (at fair value) under management at December 31, 2024, which were primarily our assets, including investments held by variable interest entities ("VIEs") that are included on our consolidated balance sheet. Our general account investment strategies are to:

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

•manage the capital efficiency of our investments through active strategic asset allocation and investment management; and

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

The prices of the options we purchase to manage the equity-based risk component of our fixed indexed annuities vary based on market conditions. All other factors held constant, the prices of the options generally increase with increases in the volatility of the applicable indices, which may reduce the profitability of the fixed indexed products, cause us to lower participation rates, or both. Accordingly, changes in volatility of the related indices is one factor in the uncertainty regarding the profitability of our fixed indexed products.

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

In the individual health insurance business, companies compete primarily on the basis of marketing, service and price. Pursuant to federal regulations, the Medicare supplement products offered by all companies have standardized policy features. This increases the comparability of such policies and intensifies competition based on other factors. See "Insurance Underwriting" and "Governmental Regulation" for additional information. In addition to competing with the products of other insurance companies, commercial banks, mutual funds and broker-dealers, our insurance products compete with health maintenance organizations, preferred provider organizations and other health care-related institutions which provide medical benefits based on contractual agreements.

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include United HealthCare, Blue Cross and Blue Shield Plans, and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Mutual of Omaha, Globe Life, Inc., TruStage, Gerber Life, and AAA Life Insurance. Our main competitors for supplemental health products sold through our Worksite Division include AFLAC, subsidiaries of Unum, MetLife and subsidiaries of Globe Life Inc.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share from a total industry-wide perspective. Even in some of the lines in which we are one of the top writers, our market share is relatively small. Based on a 2023 Medicare Supplement Earned Premium report, we ranked seventh in direct premiums earned for Medicare supplement insurance with a market share of 1.7 percent. The top writer of Medicare supplement insurance had direct premiums with a market share of 34 percent during the period. When looking at the 2023 Individual Long-Term Care Insurance Survey, one of our subsidiaries (Bankers Life and Casualty Company ("Bankers Life")) is ranked second in new annualized premiums of individual long-term care insurance with a market share of approximately 21 percent. The top writer of individual long-term care insurance had new annualized premiums with a market share of approximately 38 percent during the period.

Many of our major competitors have higher financial strength ratings than we do. Industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. Furthermore, changes in federal law have narrowed the historical separation between financial institutions and insurance companies, enabling traditional financial institutions to enter the insurance and annuity markets and further increase competition. This increased competition may harm our ability to maintain or improve our profitability.

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

We underwrite group insurance policies based on the characteristics of the group and its past claim experience. Guaranteed acceptance life insurance policies are issued without medical examination or evidence of insurability. There is minimal underwriting on annuities.

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2024, the total balance of our liabilities for insurance products was $29.7 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

THIRD-PARTY REINSURANCE

Consistent with the general practice of the life insurance industry, our subsidiaries enter into indemnity reinsurance agreements with third-party insurance companies in order to reinsure portions of the coverage provided by our insurance products. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to diversify its risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. Our reinsured business is ceded to numerous reinsurers. Based on our periodic review of their financial statements, insurance industry reports and reports filed with state insurance departments, we believe the assuming companies are able to honor all material contractual commitments.

As of December 31, 2024, the policy risk retention limit of our insurance subsidiaries was generally $0.8 million or less. Reinsurance ceded to third-parties by CNO represented 9 percent of gross combined life insurance inforce and reinsurance assumed represented 0.3 percent of net combined life insurance inforce.

The principal third-party reinsurers to whom we have ceded life, annuity and health business at December 31, 2024 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	AM Best rating
Wilton Reassurance Company ("Wilton Re") (a)	$2,457.3	A+
Jackson National Life Insurance Company ("Jackson") (b)	898.6	A
RGA Reinsurance Company (c)	401.1	A+
Sagicor Life Insurance Company	35.1	A-
Swiss Re Life and Health America Inc.	6.6	A+
Munich American Reassurance Company	4.4	A+
SCOR Global Life USA Reinsurance Company	2.2	A
All others (d)	49.4
	$3,854.7
________________
(a)    In addition to life insurance, certain long-term care business has been ceded to Wilton Re through a 100 percent indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.2 billion at December 31, 2024.
(b)    In addition to life insurance, certain annuity business has been ceded to Jackson through a coinsurance agreement. Such business had total insurance policy liabilities of $686.6 million at December 31, 2024.
(c)    A portion of the long-term care business of Bankers Life has been ceded to RGA Reinsurance Company on a coinsurance basis.
(d)    No other single reinsurer represents more than 1 percent of the reinsurance receivables balance or has assumed greater than 1 percent of the total ceded life insurance business inforce.

HUMAN CAPITAL

As of December 31, 2024, we employed approximately 3,500 full-time associates, nearly all of whom are located in the United States.

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

•Compensation
At CNO, we strive for a culture of exceptional performance. We believe in developing associates through a challenging work environment coupled with extensive support and training. We are committed to fair pay practices and pay equity. To support pay transparency, we provide education to associates on how pay decisions are made and share competitive market ranges for roles across the enterprise. Our compensation philosophy is focused on pay-for-performance. In 2024, we continued to offer annual cash incentives to eligible associates reflecting our performance philosophy at all levels of the organization. We reward overall and individual performance that drives long-term success for the company and our associates.

•Health and Well-being
Supporting our associates' physical, emotional and financial well-being is at the center of how we engage our workforce. Our comprehensive associate benefits include medical, dental and vision insurance coverage as well as an extensive well-being program. We understand healthcare affordability is fundamental and we provide tiered premiums for CNO's health plan that align with an associate's salary level.

CNO's well-being program encourages associates and their families to engage in healthy lifestyle choices, including completing preventive exams and screenings and taking care of their mental well-being. In 2024, we launched a new well-being platform to simplify healthcare navigation and to help associates maximize their well-being benefits. We also enhanced paid time-off benefits by increasing parental and maternity leave and adding two new Company paid holidays for 2024 to focus on mental well-being. We also improved associate financial well-being by introducing new student loan resources and flexible earned wage access in 2024.

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

•Our People-Focused Commitment
Doing what's right for our associates, agents, customers and communities is embedded in CNO's business operations and corporate values. We are passionate about creating a workplace environment that welcomes all associates, encourages them to bring their best selves to work and values the varied associate voices that represent the customers we serve. CNO believes this approach is a critical part of our culture to help us continue sustainable growth of our company.

By putting people first, we believe that we can choose among the strongest talent to find the best qualified associates to best serve our customers. This workplace environment creates benefits that are shared by our associates, customers and, ultimately, our shareholders.

•Community Involvement
CNO is committed to supporting community organizations that address the health and financial wellness of middle-income Americans and to providing ways for our associates to give back through our Team CNO volunteer program.

GOVERNMENTAL REGULATION

Insurance Regulation and Oversight

Overview

Our insurance subsidiaries are licensed to transact insurance business and are subject to extensive regulation and supervision by insurance regulators of the jurisdictions in which they operate. Our insurance subsidiaries are domiciled in Illinois, Indiana, New York, Pennsylvania, Texas and Bermuda, and are collectively licensed in all 50 states of the United States, the District of Columbia, in four U.S. territories and Bermuda. The extent of regulation by jurisdiction varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. This regulation and supervision is primarily for the benefit and protection of customers, and not for the benefit of our investors or creditors.

U.S. Insurance Companies

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

•approve policy forms;

•restrict the payment of dividends and other transactions between affiliates;

•approve premium rates and premium rate increases for some lines of business, such as long-term care and Medicare supplement insurance;

•perform financial, market conduct and other examinations;

•establish guaranty associations; and

•license agents.

The NAIC is the U.S. standard-setting and regulatory support organization governed by the chief insurance regulators from the 50 states, the District of Columbia and five U.S. territories to coordinate the regulation of multi-state insurers. The NAIC assists state insurance regulators in their mission to serve the public interest and achieve their regulatory goals. State insurance regulators establish standards and best practices for insurers. They coordinate their regulatory oversight through the NAIC, and work with the NAIC to regularly re-examine existing insurance laws and regulations.

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

The NAIC's Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), which has been adopted by all states, requires insurers to maintain a risk management framework and conduct an internal own risk and solvency assessment of an insurer's material risks in normal and stressed environments. The assessment must be documented in an annual summary report, a copy of which must be submitted to insurance regulators as required or upon request.

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

In recent years, the NAIC's macro-prudential initiative was intended to enhance risk identification efforts through enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing, and counterparty exposure concentrations for life insurers. In connection with this initiative, the NAIC adopted amendments to the Model Holding Company System Act and Regulation in 2020 which implement an annual filing requirement for a liquidity stress-

testing framework (the "Liquidity Stress Test") for certain large U.S. life insurers and insurance groups. Life insurers are subject to this filing requirement based on criteria related to the amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The Liquidity Stress Test is used as a regulatory tool in the jurisdictions that have adopted the Holding Company Act amendments, which includes all of our insurance subsidiaries' domiciliary states.

The NAIC has also developed a group capital calculation ("GCC") tool using an RBC aggregation methodology for all entities within the insurance holding company system. The goal is to provide state insurance regulators with a method to aggregate the available capital and minimum capital of each entity in a group in a way that applies to all groups regardless of their structure. The NAIC's amendments to the Model Holding Company System Act and Regulation in 2020 adopted the Group Capital Calculation Template and Instructions, and the amendments implement the GCC's annual filing requirement with an insurance group's lead state regulator, who adopted the Holding Company Amendments, effective January 1, 2026. The NAIC Financial Analysis Handbook provides guidance for insurance regulators on reviewing GCC submissions. We cannot predict what impact this regulatory tool may have on our business.

The NAIC is focused on enhancing regulatory oversight of insurers' investments in complex assets, such as leveraged loans and CLOs. The NAIC has expressed concerns related to the filing exempt status for certain securities or loans, such as CLOs, which generally allows the use of a credit rating provider's ("CRP") rating for purposes of capital assessment as opposed to requiring review by the Securities Valuation Office ("SVO"). Under the NAIC’s amended Purposes and Procedures Manual (the "P&P Manual"), the NAIC’s Structured Securities Group ("SSG") will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations. The goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The amendment to the P&P Manual, which became effective on January 1, 2024, requires insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.

In November 2024, the NAIC adopted an amendment to the P&P Manual, which sets forth procedures for the SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC designation is three or more notches different than the SVO's assessment, which allows the SVO to request the removal of the CRP credit rating from the filing exempt process. At any time during the process, an alternate CRP credit rating may be requested and if one is received, it will be incorporated in the filing exempt process. The amendment to the P&P Manual is scheduled to become effective on January 1, 2026.

In 2023, the NAIC's Financial Condition (E) Committee launched a holistic review of the insurance regulatory framework related to insurer investment risk regulation. The primary objective is to highlight areas where the insurance regulatory framework and the SVO can be enhanced in order to strengthen oversight of insurers' investments in complex assets. More specifically, the NAIC is focused on the SVO's discretion to review NAIC designations for individual investments, the appropriate extent of SVO reliance on CRPs and oversight of the development of new RBC charges for CLOs and other structured securities. The proposed changes to modernize investment oversight include: (i) reducing or eliminating "blind" reliance on CRPs while continuing to utilize them by implementing a due diligence framework that oversees the effectiveness of CRPs and (ii) bolstering the SVO's portfolio risk analysis capabilities by investing in a risk analytics tool and adding specialized personnel.

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

Most states mandate minimum benefit standards and benefit ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, premium rates that either: (i) are adequate to support moderately adverse claims experience; or (ii) support minimum anticipated benefit ratios over the entire period of coverage of not less than 60 percent. The specific requirements vary by state. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual benefit ratio, after three years, of not less than 65 percent. With respect to supplemental health policies, several states require us to annually certify that the premium rates are set such that minimum lifetime loss ratios will be met. These minimum lifetime loss ratios vary by state and product. We provide to the insurance departments, where required, annual calculations that demonstrate compliance with required minimum benefit ratios for long-term care, Medicare supplement, and supplemental health insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated benefit ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. As of December 31, 2024, we believe that our insurance subsidiaries have provided retrospective refunds, prospective rate reductions, and/or benefit increases when required.

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

In accordance with an order from the Florida Office of Insurance Regulation, Washington National Insurance Company ("Washington National") may not distribute funds to any affiliate or shareholder without prior notice to the Florida Office of Insurance Regulation, except pursuant to agreements with affiliates that have been approved by the insurance regulator.

Long-Term Care Regulation

The NAIC has adopted model long-term care policy language providing nonforfeiture benefits, and in April 2022, the NAIC adopted the Long-Term Care Insurance Multi-state Rate Review Framework (the "LTC Framework"). The LTC Framework’s goal is to establish a consistent national approach to reviewing long-term care insurance rates in order to assist states in granting actuarially appropriate rate increases in a timely manner. The NAIC's Long-Term Care Actuarial (B) Working Group is developing revisions to the LTC Framework and the proposed changes include a single actuarial approach that can be used for multi-state long-term care rate increase reviews. We are evaluating our participation in the multi-state review process for our filings requesting actuarially justified rate increases, as discussed below. In addition, various bills are introduced from time to time in the U.S. Congress which propose the implementation of certain minimum consumer protection standards in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

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

The RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates a margin, which is the excess of total adjusted capital over authorized control level RBC, for each of the current year, prior year, and third prior year. The trend test assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2024 annual statutory financial statements of each of our U.S. based insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject such subsidiaries to any regulatory action.

NAIC developments related to the RBC framework are described below.

•Interest Maintenance Reserve. In 2023, the NAIC adopted a short-term solution related to the accounting treatment of an insurer’s negative interest maintenance reserve ("IMR") balance, which may occur when a rising interest rate environment causes an insurer’s IMR balance to become negative as a result of bond sales executed at a capital loss. The new interim statutory accounting guidance, which is effective until December 31, 2025, allows an insurer with an authorized control level RBC greater than 300% to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR.

•RBC Revisions. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which is effective for year-end 2024 RBC filings. The NAIC is currently reviewing the RBC treatment of collateralized loan obligations ("CLOs"), as discussed below.

•Bond Project. The NAIC has undertaken a principles-based bond project, which includes consideration of factors to determine whether an investment in an asset-backed security qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which has a higher risk charge. The NAIC adopted a new, principles-based definition of a bond that is effective in certain statutory accounting guidance as of January 1, 2025. This will result in new reporting and disclosure requirements and may lead to categorical changes in the regulatory reporting and RBC charges associated with these investments.
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

The Insurance Act imposes solvency and capital requirements as well as auditing and reporting requirements.

The below summarizes the capital and solvency requirements for a Class C insurer under the Insurance Act.

The Insurance Act requires the value an insurer's statutory assets to exceed the value of its statutory liabilities by an amount great than their prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class C insurer is the greater of : (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR") model or a Bermuda-approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class C insurer’s business. The BSCR formula establishes capital requirements for certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, certain insurance risks, credit risk, catastrophe risk, and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") equal to 120 percent of an insurer's ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

CNO Bermuda Re has entered into a Capital and Liquidity Maintenance Agreement (the "CLMA") with CDOC. Pursuant to the CLMA between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following its initial reinsurance transaction unless approved by the BMA.

The BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in line with prudential and technical standards and permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

We are in the process of completing CNO Bermuda Re’s capital and solvency return in respect of the year ended December 31, 2024, which includes the BSCR. We believe that CNO Bermuda Re’s level of capitalization will exceed the minimum solvency margin and result in its statutory economic capital and surplus being in excess of the TCL.

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, ownership in joint venture interests in real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2024.

Privacy and Cybersecurity Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection, use, maintenance, disclosure and destruction of such information and their practices relating to protecting the security, confidentiality, integrity, and availability of that information. State laws regulate the use and disclosure of personal information, such as social security numbers and other identifiers, and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, financial information, and other identifiers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail, fax messages, or SMS/text messages to consumers and customers. The United States Department of Health and Human Services has issued regulations under the Health Insurance Portability and Accountability Act, as amended, relating to standardized electronic transaction formats, code sets, the privacy of member health information, and the implementation of data security controls to safeguard electronic protected health information.

Further, numerous state regulatory bodies are focused on security and privacy requirements for companies that collect personal information and various state legislatures have proposed and enacted legislation and regulations regarding data protection standards and protocols, and the area of cybersecurity has also come under increased scrutiny by state insurance regulators. For example, the New York State Department of Financial Services' ("NYDFS") cybersecurity regulation applies to banking and insurance entities under its jurisdiction, such as Bankers Conseco Life Insurance Company. The regulation requires a company's cybersecurity program to include robust controls regarding: access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. Companies subject to the New York regulation must also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer, perform periodic risk assessments, and annually certify compliance with the regulation to NYDFS.

On November 1, 2023, the NYDFS adopted amendments to the regulation which include significant changes, such as: (i) implementing additional governance and oversight measures, including that a senior governing body (e.g., the board of directors) must have sufficient understanding of cybersecurity-related matters and regularly review management reports about cybersecurity matters; (ii) expanding the types of cybersecurity events that require timely notification to the NYDFS; and (iii) requiring enhancements to a covered entity's written policies and procedures related to remote access, vulnerability management, data retention and access privileges. General compliance was required by April 29, 2024, with certain provisions subject to other transition dates. We cannot predict what effect the amended regulation will have on our business or compliance efforts. We are required to file an annual Certification of Compliance with the NYDFS regarding our cybersecurity program.

Where enacted in a given state, the NAIC's Insurance Data Security Model Law applies to entities licensed under the relevant state's insurance laws. The model law requires such entities to establish standards for data security and the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems and the non-public information stored thereon. Several states have adopted the model law (or a form thereof), including Illinois, Indiana and Pennsylvania. We are also required to file an annual Certificate of Compliance with the Indiana Department of Insurance, unless any of the exemption criteria in the model law are met.

In addition, certain state legislatures have adopted or are actively considering general consumer privacy legislation that may apply to us. For example, in 2018, California enacted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020. CCPA provides for enhanced privacy rights for California consumers, including the right to know what personal information a business has collected and/or shared with third parties, the right to delete personal information held by a business, and the right to limit certain processing or use of such information. CCPA provides for a private right of action with potentially significant statutory damages, whereby a business that fails to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act ("GLBA"), is excluded from the CCPA; however, this is not an entity-wide exclusion. The California Privacy Rights Act, which established the California Privacy Protection Agency, amended the CCPA to include new rights to consumers and came into effect on January 1, 2023. Various other U.S. states have enacted or are considering comprehensive privacy laws that adopt similar approaches to the collection, use, and sharing of personal information from state residents, but many include broader, entity-wide exemptions for organizations that process data subject to GLBA.

The NAIC's Privacy Protections (H) Working Group ("PPWG") is developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model 672). The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. In November 2024, the PPWG received an extension until December 31, 2025 to finalize the amendments to the model regulation.

As of January 1, 2025, the Bermuda Personal Information Protection Act ("PIPA") became fully effective. PIPA applies to all organizations that use personal information (meaning any information about an identified or identifiable natural person) in Bermuda. PIPA regulates the use of personal information across all industry sectors granting individuals’ rights such as access, rectification and erasure of their personal information, and imposing organizational transparency and governance requirements including the appointment of a privacy officer. PIPA is enforced by the Office of the Privacy Commissioner.

These statutes, and any corresponding regulations adopted thereunder, affect our administration, marketing and sale of our products, and how we collect, store, use and disseminate personal information. Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Innovation and Technology

As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of "big data" techniques, such as the use of AI, machine learning and automated decision-making. In December 2023, the NAIC's Innovation, Cybersecurity and Technology (H) Committee (the "(H) Committee") adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the "AI Bulletin") after exposing a draft for comment. States have started to adopt the AI Bulletin, which sets forth insurance regulators' expectations as to how insurers should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The NAIC's Third-Party Data and Models (H) Task Force continues to develop a regulatory framework for the oversight of insurers' use of third-party data and predictive models.

Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources ("ECDIS"), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Division of Insurance adopted the first regulation under the 2021 law, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework – including board oversight and broad documentation requirements – for the use of AI, machine learning and other technologies that utilize ECDIS. In December 2024, the Colorado Division of Insurance released a draft proposed amendment which would expand the scope of the regulation to private passenger automobile insurers and health benefit plan insurers; it is expected that the Colorado

Division of Insurance will further promulgate governance and testing regulations for other lines of insurance. Similarly, in July 2024, the NYDFS released a circular letter which applies to all authorized insurers in New York, such as Bankers Conseco Life Insurance Company. The circular letter provides guidance on how such insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.

We expect big data to remain an important issue for the NAIC and state insurance regulators. We cannot predict which regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to "big data" or AI technologies.

Federal Initiatives

We are subject to the U.S. federal laws and regulations generally applicable to public companies, including the rules and regulations of the SEC and the New York Stock Exchange relating to public reporting and disclosure, corporate governance, securities trading, and accounting and financial reporting. The U.S. federal government does not directly regulate the business of insurance, although the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") generally provides for enhanced federal supervision of financial institutions, including insurance companies in certain circumstances, and financial activities that represent a systemic risk to financial stability or the U.S. economy. The Dodd-Frank Act created the Federal Insurance Office ("FIO") within the U.S. Treasury Department to monitor all aspects of the insurance industry. Its authority extends to most lines of insurance written by our insurance subsidiaries, although the FIO is not empowered with any direct regulatory authority over insurers.

The Dodd-Frank Act also established the Financial Stability Oversight Council ("FSOC"), which has the ability to designate certain non-bank financial institutions, including insurers, as systemically important (a "SIFI") if the FSOC determines that financial distress at the company could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. In November 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial companies as non-bank SIFIs. Under such guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC's procedures for designating certain financial companies as non-bank SIFIs.

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

Federal legislation and administrative policies in other areas, including employee benefit plan and individual retirement account ("IRA") regulation, could also impact the insurance industry. In that regard, in 2023, the U.S. Department of Labor (the "DOL") issued a proposed regulation to change the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act of 1974 ("ERISA") and parallel provisions of the Internal Revenue Code of 1986, as amended (the "Code"), when a financial professional, including an insurance producer, provides investment advice, and proposed amendments to various existing prohibited transaction exemptions ("PTEs"), including PTE 84-24 and PTE 2020-02, that financial professionals rely on when they make investment recommendations to retirement investors. On April 23, 2024, the DOL finalized and published this new definition of "fiduciary" for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations that filed a motion for a preliminary injunction and stay of the amendments. On July 25 and July 26, 2024, two federal district courts, located in the Eastern District of Texas (the "E.D. Tex.") and the Northern District of Texas (the "N.D. Tex."), respectively, entered stays of the effective date of the new regulation regarding the definition of "fiduciary" and the amendments to the PTEs. The

DOL has appealed the stay issued in the E.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit. The DOL has also filed an interlocutory appeal challenging the stay issued in the N.D. Tex. litigation to the U.S. Court of Appeals for the Fifth Circuit; the parties have jointly agreed to stay further proceedings pending the outcome of the interlocutory appeal. We are monitoring these developments, but do not expect any changes in the definition of "fiduciary" (as currently contemplated) to have a significant impact on our business.

Investment Adviser and Broker-Dealer Regulations

The asset management activities of 40|86 Advisors and Bankers Life Advisory Services, Inc. are subject to various federal and state securities laws and regulations. The SEC is the principal regulator of our asset management operations.

Our broker-dealer subsidiary, Bankers Life Securities, Inc., is registered under the Securities Exchange Act of 1934 and is subject to federal and state regulation, including, but not limited to, the Financial Industry Regulatory Authority ("FINRA"). Agents and employees registered or associated with our broker-dealer subsidiary are subject to the Securities Exchange Act of 1934 and to examination requirements and regulation by the SEC, FINRA and state securities commissioners. The SEC and other governmental agencies, as well as state securities commissions in the United States, have the power to conduct administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or suspension and termination or limitation of the activities of the regulated entity or its employees.

Numerous regulatory bodies are focused on enacting regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care when providing advice to their clients and to provide enhanced disclosure of conflicts of interest. For example, the SEC's Regulation Best Interest ("Reg BI") enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires broker-dealers to act in the best interest of the customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. In addition, the Form CRS Relationship Summary requires registered investment advisers and broker-dealers to provide retail investors with simple, easy-to-understand information about the nature of their relationship with their financial professional. In addition to the SEC rules, the NAIC and several states have proposed and/or enacted laws and regulations requiring insurance producers to disclose conflicts of interest to clients and/or to meet a best interest standard of care when providing recommendations or advice to their clients. The NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a "best interest" standard for the sale of annuities. The amended model regulation has been adopted by four of our insurance subsidiaries' domiciliary states. In New York, the NYDFS amended Regulation – Suitability and Best Interests in Life Insurance and Annuity Transactions to add a "best interest" standard for recommendations regarding the sale of life insurance and annuity products in New York. The amendment was challenged in litigation by a number of producer trade groups but was ultimately upheld by the New York State Court of Appeals (New York's highest appellate court) on October 20, 2022. The North American Securities Administrators Association ("NASAA") has proposed further amendments to a model rule regarding broker-dealer conduct that states might seek to adopt and that is intended to account for revisions to federal conduct standards for broker dealers and agents arising out of the adoption of Reg BI by the SEC and other changes that have occurred in the financial services industry in recent years, including the blurring of brokerage and advisory service models.

On July 26, 2023, the SEC proposed rules that, if adopted, would require a broker-dealer or investment adviser, when using a covered technology in a retail investor interaction (i.e., to engage or communicate with a retail investor), to eliminate or neutralize any conflict of interest that results in an investor interaction that places the interest of the broker-dealer or investment adviser ahead of the retail investors interests.

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

Climate Change and Financial Risks

Climate risk has come under increased scrutiny by insurance regulators and other regulatory agencies. In New York, the NYDFS expects authorized insurers to integrate financial risks related to climate change into their governance frameworks, risk management processes and business strategies. The NYDFS issued guidance for New York domestic insurers, such as Bankers Conseco Life Insurance Company, stating that they are expected to manage climate risks by outlining actions that are proportionate to the nature, scale and complexity of their businesses. For instance, such insurers should incorporate climate risk into their financial risk management (e.g., a company's ORSA should address climate risk). New York domestic insurers have implemented certain corporate governance changes and developed plans to implement organizational structure changes (e.g., clearly defining roles and responsibilities related to managing climate risk). With respect to the NYDFS' more complex expectations (e.g., using scenario analysis when developing business strategies), it will issue additional guidance on the implementation timelines. The board of directors of Bankers Conseco Life Insurance Company approved a Climate Risk Policy in June 2022.

The NYDFS also amended the regulation that governs enterprise risk management, effective as of August 13, 2021, to require an insurance group's enterprise risk management function to address certain additional risks, including climate change risk. Our ORSA reports, which are filed with the NYDFS and our lead state regulator, include enhanced disclosure on the management of climate risk.

In September 2023, the California legislature passed a law that will require firms with annual revenues of over $1.0 billion that do business in the state to publicly report their greenhouse gas emissions, beginning in 2026 for calendar year 2025.

The NAIC is seeking to address climate-related risks through three areas of insurance regulation: financial risk analysis; insurance market availability and affordability; and consumer education and outreach. In 2022, the NAIC adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is aligned with the international Task Force on Climate-Related Financial Disclosures' ("TCFD") framework for reporting climate-related financial information.

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

Diversity

Insurance regulators and the NAIC are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Bankers Conseco Life Insurance Company, to make diversity of their leadership a business priority and a key element of their corporate governance. The NAIC's Special (EX) Committee on Race and Insurance continues to work on identifying barriers that disadvantage or discriminate against people of color or historically underrepresented groups and improving access to different types of insurance products in minority communities. The Special Committee is coordinating with other NAIC groups on issues related to predictive modeling, price algorithms and insurers' use of AI.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15 percent minimum tax based on financial statement income which is not currently expected to have a significant impact on CNO. The Inflation Reduction Act also introduces a 1 percent excise tax on share buybacks, effective for tax years beginning in 2023. We continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.

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

ITEM 1A.    RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risks. Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO. In addition, please refer to the "Cautionary Statement Regarding Forward-Looking Statements" section of this Form 10-K.

Economic Conditions, Market Conditions and Investments:

There are risks to our business associated with broad economic conditions.

General factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. Threats facing the U.S. economy include the imposition of tariffs, the continued disagreement over the federal debt limit and other federal budget and taxation questions. Failure to resolve these political issues in a timely manner could result in increased costs, market disruption and volatility and impact government spending and economic activity. In an economic downturn, higher unemployment, lower family income and savings, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and other insurance products. In addition, this type of economic environment may result in higher lapses or surrenders of policies and may negatively impact the value of our assets.

Our business is exposed to the performance of the debt and equity markets. Adverse market conditions can affect the liquidity and value of our investments. The manner in which debt and equity market performance and changes in interest rates have affected, and will continue to affect, our business, financial condition, growth and profitability include, but are not limited to, the following:

•The value of our investment portfolio has been materially affected in the past by changes in market conditions which resulted in substantial realized and/or unrealized losses. Future adverse capital market conditions could result in additional realized and/or unrealized losses.

•Changes in interest rates also affect our investment portfolio. In periods of increasing interest rates, life insurance policy loans, surrenders and withdrawals could increase as policyholders seek higher returns. This could require us to sell invested assets at a time when their prices may be depressed by the increase in interest rates, which could cause us to realize investment losses. Conversely, during periods of declining interest rates, we could experience increased premium payments on products with flexible premium features, repayment of policy loans and increased percentages of policies remaining inforce. We could obtain lower returns on investments made with these cash flows. In addition, prepayment rates on investments may increase so that we might have to reinvest those proceeds in lower-yielding investments. As a consequence of these factors, we could experience a decrease in the spread between the returns on our investment portfolio and amounts to be credited to policyholders and contract holders, which could adversely affect our profitability.

•The attractiveness of some of our insurance products may decrease because they are linked to the equity markets and/or assessments of our financial strength, resulting in lower profits. Increasing consumer concerns about the returns and features of our insurance products or our financial strength may cause existing customers to surrender policies or withdraw assets, and diminish our ability to sell policies and attract assets from new and existing customers, which would result in lower sales and fee revenues.

Inflation levels could have adverse consequences for us, the insurance industry and the U.S. economy generally.

Persistent inflation within the U.S. economy creates a heightened level of risk for us, the insurance industry and the U.S. economy generally. Rising inflation may impact the sales and persistency of our insurance products, the reliability of our loss reserve estimates and our ability to accurately price insurance products, and may create additional volatility in the fair value of our investments. A portion of our insurance policy benefits may be affected by increased medical coverage costs and various operating expenses including payroll have already been affected. Additionally, regulatory agencies, such as various state departments of insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation, which could affect our ability to generate profits and cash flow. There can be no assurance that inflation rates will not escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Continuing significant inflation could have a prolonged effect on the insurance industry and U.S. economy and could in turn negatively affect our business, financial condition and results of operations.

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

Interest rates in 2024 and 2023 were higher than the historically low interest rates experienced prior to 2022. If interest rates were to return to low levels for an extended period of time, we may have to invest new cash flows or reinvest proceeds from investments that have matured or have been prepaid or sold at yields that have the effect of reducing our net investment income as well as the spread between interest earned on investments and interest credited to some of our products below present or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, approximately 54 percent of our fixed interest annuities and 29 percent of our universal life products with contractually guaranteed minimum rates have crediting rates set at the minimum rate. As a result, in a low interest rate environment, reinvestment risk can place pressure on insurance product margins resulting in lower earnings.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums. At December 31, 2024, $144.0 million of the indexed account values of the fixed indexed annuities were at contractual minimum participation rates and $327.0 million of the fixed fund values of the fixed indexed annuities were at contractual minimum guaranteed crediting rates.

During periods of declining or low interest rates, life and annuity products may be relatively more attractive to consumers, resulting in increased premium payments on products with flexible premium features, repayment of policy loans and increased persistency (a higher percentage of insurance policies remaining in force from year-to-year).

Our expectation of future investment income is an important consideration in determining the adequacy of our liabilities for insurance products. Expectations of lower future investment earnings may require us to establish additional liabilities for certain insurance products, thereby reducing net income in future periods.

Our investment portfolio is subject to several risks that may diminish the value of our invested assets and negatively impact our profitability, our financial condition and our liquidity.

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, real estate values, equity market values, interest rate and equity market volatility, the performance of the economy in general, the policies adopted by the Federal Reserve, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial. These factors include, but are not limited to, the following: (i) changes in interest rates and credit spreads, which can reduce the value of our investments; (ii) changes in patterns of relative liquidity in the capital markets for various asset classes; (iii) changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments; (iv) changes in the estimated timing of receipt of cash flows; and (v) changes in mortgage delinquency or recovery rates, declining real estate prices, challenges to the validity of foreclosures and the quality of service provided by service providers on securities in our portfolios. These risks are significantly greater with respect to below-investment grade securities and alternative investments, which comprised 4.4 percent and 2.6 percent of our total investments as of December 31, 2024. Our structured securities (as defined below), which comprised 31.0 percent of our available for sale fixed maturity investments at December 31, 2024, are generally subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, CLOs and commercial mortgage-backed securities, (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

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

On December 13, 2023, the SEC adopted rules to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities, which will effectively require those participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2025, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2026. As a result, certain transactions between such participants and us will be required to be cleared. Uncertainty remains regarding potential impact of the rule. However, the rule could increase costs of trading in U.S. Treasuries or potentially negatively affect market liquidity.

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

In determining fair value, we generally utilize market transaction data for the same or similar instruments. The degree of management judgment involved in determining fair values is inversely related to the availability of market observable information. Since significant observable market inputs are not available for certain securities, it may be difficult to value them. The fair value of financial assets and financial liabilities may differ from the amount actually received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the fair values of the financial assets and financial liabilities. During periods of market disruption, it may be difficult to value certain securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the changing financial environment. In such cases, the valuation process may require more subjectivity and management judgment. Rapidly changing market conditions could materially impact the valuation of securities and the period-to-period changes in value could vary significantly.

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

We make and rely on numerous assumptions related to our business which are used to make decisions crucial to our operations. Errors in the modeling software we use or differences between actual experience and the assumptions in our models could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows.

Our liabilities for insurance products may prove to be inadequate, requiring us to increase liabilities which results in reduced net income and shareholders' equity.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2024, approximately $3.4 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and other policy withdrawals could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and other policy withdrawals require faster amortization of deferred acquisition costs associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to third parties through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2024, our third-party reinsurance receivables and ceded life insurance inforce totaled $3.9 billion and $2.8 billion, respectively. Our seven largest reinsurers, which are rated "A-" or higher by AM Best as of December 31, 2024, accounted for 97 percent of our ceded life insurance inforce and 99 percent of our reinsurance receivables. Such reinsurance receivables also include long-term care and annuity blocks of business that have been ceded. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position. In addition, it is possible that reinsurance may not be available or affordable in the future, or may not be adequate to protect us against losses.

In addition, we have, under an intercompany reinsurance agreement initiated in 2023, ceded approximately $7.6 billion of our fixed indexed annuity statutory reserves from Bankers Life to CNO Bermuda Re as of December 31, 2024. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

Liquidity Risk:

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 30.5 percent at December 31, 2024); and (ii) a minimum consolidated net worth of not less than the sum of $2,674.0 million plus 25.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,869.8 million at December 31, 2024 compared to the minimum requirement of $2,698.8 million).

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

CNO and CDOC, Inc. ("CDOC") are holding companies with no business operations of their own. CNO and CDOC depend on their operating subsidiaries for cash to make principal and interest payments on debt and to pay administrative expenses and income taxes. CNO and CDOC receive cash from our insurance subsidiaries, consisting of dividends and distributions, principal and interest payments on surplus debentures and tax-sharing payments, as well as cash from their non-insurance subsidiaries consisting of dividends, distributions, loans and advances. Deterioration in the financial condition, earnings or cash flow of these significant subsidiaries for any reason could hinder the ability of such subsidiaries to pay cash dividends or other disbursements to CNO and/or CDOC, which would limit our ability to meet our debt service requirements and satisfy other financial obligations. In addition, CNO may elect to contribute additional capital to certain insurance subsidiaries to strengthen their surplus for covenant compliance or regulatory purposes (including, for example, maintaining adequate RBC or BSCR levels) or to provide the capital necessary for growth, in which case it is less likely that its insurance subsidiaries would pay dividends to the holding company. Accordingly, this could limit CNO's ability to meet debt service requirements and satisfy other holding company financial obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity of the Holding Companies" for more information.

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

However, as each of the U.S. based insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from such insurance subsidiaries to CNO would require the prior approval of the director or commissioner of the applicable state insurance department. In 2024, our U.S. based insurance subsidiaries paid dividends of $196.0 million to CDOC. CNO expects to seek regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 330 percent at December 31, 2024.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company ("Colonial Penn") with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department.

In addition, although we are generally under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Pursuant to the CLMA between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Contributions of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as regulatory and other financial covenant compliance requirements under the Revolving Credit Agreement.

In addition, Washington National may not distribute funds to any affiliate or shareholder, without prior notice to the Florida Office of Insurance Regulation, except pursuant to agreements with affiliates that have been approved in accordance with an order from the Florida Office of Insurance Regulation.

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

As of December 31, 2024, we had approximately $343.9 million of federal tax NOLs resulting in deferred tax assets of approximately $72.2 million ($63.0 million of which expire in years 2028 through 2035 and $9.2 million of which have no expiration date). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three-year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2024, our analysis indicated that we were well below the 50 percent ownership change threshold that could limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future five percent or more of CNO's outstanding common stock for their own account. CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved amendments included in CNO's certificate of incorporation designed to prevent certain transfers of common stock which could limit our ability to use our NOLs. See the note to the consolidated financial statements entitled "Income Taxes" for more information about the Section 382 Rights Agreement and the amendments included in CNO's certificate of incorporation.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.43 percent at December 31, 2024).

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2024, we had net deferred tax assets of $791.4 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. In addition, we expect to recognize approximately $800 million of non-life NOLs on our tax return as a result of changes related to the tax accounting method for allocating indirect costs (pursuant to the Code) to self-constructed real estate assets upon approval from the IRS. Such NOLs will not be subject to expiration. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in the recognition of a valuation allowance in a future period. The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

The value of our net deferred tax assets as of December 31, 2024 reflects the current Federal corporate income tax rate of 21 percent. Changes in tax laws, including changes regarding the utilization of NOLs, could cause a write-down of our net deferred tax assets, which may have an adverse effect on our results of operations and financial condition.

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

Our U.S. based insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching, and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2024 statutory annual statements of each of our U.S. based insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

In addition to the RBC requirements, states have established minimum capital requirements for insurance companies licensed to do business in their state. These regulators have the discretionary authority, in connection with the continual licensing of our insurance subsidiaries, to limit or prohibit writing new business within its jurisdiction when, in the regulator's judgment, the insurance subsidiary is not maintaining adequate statutory surplus or capital or the insurance subsidiary's further transaction of business would be hazardous to policyholders.

Our Bermuda based insurance subsidiary is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure between CNO Bermuda Re and Bankers Life and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

Our broker-dealer and investment adviser subsidiaries are subject to regulation and supervision by the SEC, FINRA and certain state regulatory bodies. The SEC, FINRA and other governmental agencies, as well as state securities commissions, may examine or investigate the activities of broker-dealers and investment advisers. These examinations or investigations often focus on the activities of the registered representatives and investment adviser representatives doing business through such entities and the entities' supervision of those persons. It is possible that any examination or investigation could lead to enforcement action by the regulator and/or may result in payments of fines and penalties, payments to customers, or both, as well as changes in systems or procedures of such entities, any of which could have a material adverse effect on the Company's financial condition or results of operations.

Furthermore, as described above under "Business of CNO-Governmental Regulation," the SEC has adopted regulations relating to the standard of conduct applicable to broker-dealers when making certain recommendations involving securities to retail customers and requiring registered investment advisors and broker-dealers to provide certain standardized disclosures to retail investors. In addition, the NAIC and several states have proposed and/or enacted regulations related to required disclosures and/or standards of conduct when insurance producers provide recommendations to clients regarding sales of annuity products. These regulations and similar regulatory initiatives could have an impact on Company operations and the manner in which broker-dealers and investment advisers distribute the Company's products.

Litigation and regulatory investigations are inherent in our business, may harm our financial condition and reputation, and may negatively impact our financial results.

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from policyholders and/or shareholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to the classification of our exclusive agents as independent contractors, sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies, recommending unsuitable products to customers and policies from legacy business that we acquired or no longer write. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We intend to make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of CNO and our insurance subsidiaries.

We are, in the ordinary course of our business, a plaintiff or defendant in actions arising out of our insurance business, including class actions and reinsurance disputes, and, from time to time, we are also involved in various governmental and administrative proceedings and investigations and inquiries such as information requests, subpoenas and books and record examinations, from state, federal and other authorities. See the note to the consolidated financial statements entitled "Commitments and Contingencies." The ultimate outcome of these lawsuits, regulatory proceedings and investigations cannot be predicted with certainty. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and could have a material adverse effect on our business, financial condition, results of operations or cash flows. We could also suffer significant reputational harm as a result of such litigation, regulatory proceedings or investigations, including harm flowing from actual or threatened revocation of licenses to do business, regulator actions to assert supervision or control over our business, and other sanctions which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

The Dodd-Frank Act of 2010 made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of implementing rules and regulations, including those pertaining to the use of derivatives. Certain of these regulations have imposed additional requirements that may affect both the Company and its derivatives counterparties, including in the areas of reporting, recordkeeping, the mandatory exchange execution and clearing of certain derivatives, position limits with respect to certain derivatives, regulatory initial margin and variation margin requirements, and limitations on the ability to close out certain derivatives transactions with certain counterparties upon the bankruptcy of such counterparties. These and other regulations under the Dodd-Frank Act could pose limitations and burdens on the Company and its derivatives counterparties, which could result in increased costs to the Company in connection with its derivatives transactions. Uncertainty remains regarding potential amendments to the Dodd-Frank Act and whether any such changes to the Dodd-Frank Act would result in a material effect on our business operations.

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

We are subject to operational risks including, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or obligations under our agreements, information technology failures including cybersecurity attacks, failure of our service providers (such as investment custodians and information technology and policyholder service providers) to comply with our services agreements, and failure to effectively maintain, upgrade or replace the systems and information technology on which we rely. The associates and agents who conduct our business, including executive officers and other members of management, sales managers, investment professionals, product managers, sales agents and other associates, do so in part by making decisions and choices that involve exposing us to risk. These include decisions involving numerous business activities such as setting underwriting guidelines, product design and pricing, investment purchases and sales, reserve setting, claim processing, policy administration and servicing, financial and tax reporting and other activities, many of which are very complex.

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

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Comprehensive Annual Actuarial Review" for further information related to changes in certain actuarial assumptions and their impact on our operating results in 2024.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control including cyber-attack, denial of service, viruses or other malicious activities, power outages, hardware or software malfunction, defects or degradation, lack of proper maintenance, human error or misuse, and similar events. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. We have implemented, and we require our vendors to implement, a variety of security measures to protect the confidentiality, availability, and integrity of our information systems and data. However, failure to maintain a reasonable and effective data protection and cybersecurity program, or any compromise of the security, confidentiality, integrity, or availability of our information systems and the sensitive, proprietary, and confidential data, including personal information, on such systems could lead to additional costs and liabilities, as well as damage our reputation or deter people from purchasing our products. We are periodically targeted by cybersecurity threat actors. In the past, we have experienced cybersecurity events resulting in the compromise of personal and confidential information of our customers. While no such cybersecurity event has been material, there can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business or our operations.

Moreover, we invest significant time and resources towards ensuring that the capacity and reliability of our information technology systems, and those of third parties on which our operations rely, are sufficient and appropriate to support our business. Costs associated with maintaining, upgrading, or replacing such information technology, including legacy systems, could exceed our expectations or we may be required to dedicate additional resources. Maintaining legacy systems, including ensuring such systems meet our evolving technical and regulatory requirements, may become impracticable or cost prohibitive. Planned system upgrades may not be successful or operate as intended, may take longer than anticipated, may exceed their budget, or create or exacerbate previously unknown security vulnerabilities. Any of these outcomes could have a materially adverse impact on our business, operations, and financial condition.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or availability of sensitive, confidential or proprietary data residing on such systems, whether due to actions by us, our vendors, or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant technical, legal and other expenses, lead to a loss of customers, revenues and opportunities, or otherwise adversely affect our business. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our customer data, we may also have obligations to notify customers, other stakeholders, and federal and state government regulators about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. All fifty states, as well as a growing number of regulatory bodies have adopted consumer notification requirements in the event of the actual or reasonably suspected unauthorized access to, or acquisition of, certain types of personal information. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs (including fines) and could increase negative publicity surrounding any incident that compromises customer data. While we maintain insurance coverage that, subject to policy terms and conditions and a self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase the operational risks discussed above, or create new or unanticipated operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. The relative newness of the technology, the speed at which it is being adopted, and the relative lack of laws, regulations or standards expressly and specifically governing its use increases these risks. Any such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm.

Our business could be interrupted or compromised if we experience difficulties arising from outsourcing relationships.

We utilize third-party vendors to provide certain business support services and functions, which exposes us to risks outside our control that may lead to business interruption or compromise. For example, we outsource certain information technology and policy administration operations to third-party service providers (both domestic and international). If we fail to maintain an effective outsourcing strategy or if third-party providers do not perform as contracted, we may experience operational difficulties, increased costs and a loss of business that could have a material adverse effect on our results of operations. In addition, enhanced regulatory and other standards for the oversight of vendors and other service providers could result in higher costs and other potential exposures. In the event that one or more of our third-party service providers becomes unable to continue to provide services, we may suffer financial loss and other negative consequences.

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

If we are unable to attract and retain agents and marketing organizations, or otherwise attract and retain key personnel, sales of our products may be reduced and our operations may be adversely impacted.

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

In addition, we depend on key personnel to ensure our day-to-day operations. If we are unable to attract or retain these employees, including those with specialized knowledge or skills, our business operations and ability to provide our services may suffer. High turnover or an inability to attract and retain qualified personnel could adversely affect our ability to maintain operations, which may in turn impact our financial condition.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

The Company’s cybersecurity approach comprises a holistic strategy that includes comprehensive security policies and standards, a robust security awareness and education program, and the implementation of advanced and layered defenses, which is integrated into the Company's overall risk management processes. Our cybersecurity program is aligned with generally accepted principles and practices for securing information systems and data. The program is designed to comply with applicable laws and regulations and is based on many industry best practices. For instance, our cybersecurity program, policies and controls align to those of the National Institute of Standards and Technology’s Cybersecurity Framework.

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

As of December 31, 2024, no cybersecurity threat, including from a cybersecurity incident, has materially affected our business strategy, results of operations, or financial condition.

Governance

We recognize that security is an enterprise concern and requires stakeholders from across the enterprise to understand and manage this risk. Our security management structure reflects a centralized security program that coordinates security functions across the enterprise. The CISO, who oversees the CST, reports directly to our chief information officer and is responsible for the overall strategy and function of the cybersecurity program. We also have a cybersecurity steering committee that takes an active role in setting strategic direction for cybersecurity initiatives and provides oversight and guidance for overall information security risk management. The CISO provides regular reports on our cybersecurity program and potential risks to the Audit and Enterprise Risk Committee ("AERC") of the Board of Directors. The AERC regularly briefs the full Board on these matters. One AERC member holds the CERT Certification in Cybersecurity Oversight from Carnegie Mellon University, and a second has significant work experience related to technology.

Our CISO is well-qualified in the area of cybersecurity and data protection. These qualifications include: (i) 24 years of experience in cybersecurity, security risk management and IT auditing; (ii) the designation of Certified Information Systems Security Professional ("CISSP"); and (iii) a Bachelor's degree in Computer Information Systems. Our CISO also previously held the Certified Information Systems Auditor ("CISA") and Certified in Risk and Information Systems Controls ("CRISC") certifications.

Failure to maintain a reasonable and effective cybersecurity program, or any compromise of the security, confidentiality, integrity, or availability of our information systems and the sensitive, proprietary, and confidential data on such systems could lead to additional costs and liabilities, as well as damage our reputation or deter people from purchasing our products. There can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business or our operations. While we maintain insurance coverage that, subject to policy terms and conditions, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the event of a material cyber risk incident. For a discussion regarding risks associated with cybersecurity threats, see Risk Factors – General Business Risk – "Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality or privacy of sensitive data residing on such systems, could harm our business," and "The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase the operational risks discussed above, or create new or unanticipated operational risks."

ITEM 2.    PROPERTIES.

Our headquarters and certain administrative operations of our subsidiaries and Worksite Division are in a 125,000 leased building with terms through June 2034 located in Carmel, Indiana, immediately north of Indianapolis. In April of 2024 we moved all but our mail operations to this new location from our owned Campus. In December 2023, the entire 77-acre campus with six buildings (approximately 630,000 square feet) was listed for sale in preparation for our move. We are presently in discussions with potential buyers for all or portions of the campus. Our outsourced mail operations will remain in one of the owned buildings (approximately 100,000 square feet) until a potential buyer and closing requirements are determined.

Our Consumer Division is primarily administered from downtown Chicago, Illinois. We currently lease approximately 33,000 square feet with terms through August 2033. We also lease approximately 230 branch offices in various states totaling approximately 781,000 square feet. These leases are generally short-term in length, with remaining lease terms expiring between 2025 and 2030.

As a result of our success with hybrid work arrangements and evolving business needs, our direct-to-consumer products are primarily administered via remote and hybrid work arrangements. In June of 2024 we sold our Philadelphia, Pennsylvania office building.

Our Optavise business has three office locations: Orlando, Florida; Milwaukee, Wisconsin; and Birmingham, Alabama. In Orlando, we lease 22,000 square feet with terms through December 2028. Our Milwaukee operations occupy 7,100 square feet pursuant to a lease with terms through February 2030. Our Birmingham operation occupies 7,400 square feet pursuant to a lease with terms through July 2026.

CNO Bermuda Re, moved into its 1,400 square foot Hamilton, Bermuda office in July 2024 with lease terms through June 2027.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3. is incorporated by reference to the discussion under the heading "Legal Proceedings" in the note to the consolidated financial statements entitled "Commitments and Contingencies" included in Item 8. of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO
Name and Age (a)	Since	Principal Occupation and Business Experience (b)
Gary C. Bhojwani, 57	2016
Since January 2018, chief executive officer of CNO. From April 2016 to December 2017, president of CNO.  From April 2015 until joining CNO, chief executive officer of GCB, LLC, an insurance and financial services consulting company that he founded.  Mr. Bhojwani was a member of the board of management of Allianz SE and Chairman of Allianz of America, Allianz Life Insurance Company, and Fireman’s Fund Insurance Company from 2012 to 2015. From 2007 to 2012, he served as chief executive officer of Allianz Life Insurance Company of North America and was president of Commercial Business, Fireman's Fund Insurance Company from 2004 to 2007.

Karen J. DeToro, 53	2019	Since January 2024, president, Worksite Division. From September 2019 to December 2023, chief actuary and from June 2020 to June 2022, chief risk officer. From 2013 to 2019, Ms. DeToro held executive leadership positions at New York Life. From 2011 to 2013, principal at Deloitte Consulting.
Yvonne K. Franzese, 66	2017	Since November 2017, chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resources positions at Allianz, including the chief human resources role for Allianz of North America.
Scott L. Goldberg, 54	2004	Since January 2020, president, Consumer Division. From September 2013 to January 2020, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Eric R. Johnson, 64	1997	Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.
Joel T. Koehneman, 40	2025
Since January 2025, chief accounting officer of CNO. Prior to joining CNO, Mr. Koehneman served as Finance Director at CDW Corporation in 2024. From 2008 to 2023, he held various positions within the audit practice at PricewaterhouseCoopers, primarily focused on life insurance clients.

Jeanne L. Linnenbringer, 62	2015
Since January 2023, chief operations officer of CNO. From August 2017 to December 2022, senior vice president of operations. From June 2015 to August 2017, various leadership positions including senior vice president of consumer operations and vice president of customer service. Prior to joining CNO, Ms. Linnenbringer held various positions at Genworth Financial from 2000 to 2015.

Paul H. McDonough, 60	2019	Since March 2019, chief financial officer of CNO. From 2005 to 2017, executive vice president and chief financial officer of OneBeacon Insurance Group.
Michael E. Mead, 58	2018
Since January 2023, chief information officer of CNO. From November 2018 to December 2022, senior vice president and chief information officer. Prior to joining CNO, Mr. Mead held various positions at AIG Technologies from 1996 to 2018, including senior vice president and transformation executive.

Rocco F. Tarasi, 53	2017
Since March 2019, chief marketing officer of CNO. From 2017 to March 2019, vice president of finance and operations for Bankers Life. Prior to joining CNO, he held various positions from October 2011 to September 2016, including interim chief financial officer beginning in August 2015 and chief financial officer beginning in January 2016, with ITT Financial Services, Inc., which filed for Chapter 7 Bankruptcy in September 2016.

Jeremy D. Williams, 48	2003	Since January 2024, chief actuary of CNO. Mr. Williams has served in various actuarial capacities since joining CNO in 2003, including most recently as senior vice president of valuation.
Matthew J. Zimpfer, 57	1998	Since June 2008, general counsel of CNO. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
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

As of February 5, 2025, there were approximately 73,000 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors reviews our surplus and takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2019 through December 31, 2024 with the cumulative total return of the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2019 in each of CNO common stock, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CNO Financial Group, Inc., the S&P Life & Health Insurance Index, and the S&P MidCap 400 Index
$250
$200
$150
$100
$50
$-
12/19
12/20
12/21
12/22
12/23
12/24
CNO Financial Group, Inc.
S&P Life & Health Insurance
S&P MidCap 400

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

	12/19	12/20	12/21	12/22	12/23	12/24
CNO Financial Group, Inc.	$100.00	$125.99	$137.98	$135.77	$169.88	$231.28
S&P Life & Health Insurance Index	100.00	90.52	123.73	136.53	142.87	171.87
S&P MidCap 400 Index	100.00	113.66	141.80	123.28	143.54	163.54

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2024)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	924,471	$35.02	923,066	$299.5
November 1 through November 30	419,482	38.16	419,418	283.5
December 1 through December 31	1,136,209	38.14	1,134,898	240.3
Total	2,480,162	36.98	2,477,382	240.3
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2024, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,791,185	$19.48	2,874,434
Equity compensation plans not approved by security holders	—	—	—
Total	1,791,185	$19.48	2,874,434

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

Reserved.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided by Optavise and the operations of our broker-dealer and registered investment advisor.

Expenses not allocated to product lines primarily include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for each of the three years ended December 31, 2024 (dollars in millions, except per share data):

	2024	2023	2022
Insurance product margin
Annuity margin	$274.2	$235.0	$226.9
Health margin	516.8	494.3	504.4
Life margin	249.0	229.7	205.2
Total insurance product margin	1,040.0	959.0	936.5
Allocated expenses	(615.3)	(599.0)	(596.6)
Income from insurance products	424.7	360.0	339.9
Fee income	30.0	31.0	23.7
Investment income not allocated to product lines	167.9	120.2	143.9
Expenses not allocated to product lines	(71.8)	(51.7)	(40.8)
Operating earnings before taxes	550.8	459.5	466.7
Income tax expense on operating income	(121.5)	(103.4)	(106.3)
Net operating income (a)	429.3	356.1	360.4
Net realized investment losses from sales, impairments and change in allowance for credit losses	(72.7)	(62.7)	(62.2)
Net change in market value of investments recognized in earnings	22.8	(6.3)	(73.2)
Fair value changes related to agent deferred compensation plan	6.6	(3.5)	48.9
Changes in fair value of embedded derivative liabilities and market risk benefits	24.7	(29.9)	440.2
Other	(13.9)	(0.3)	(3.9)
Net non-operating income (loss) before taxes	(32.5)	(102.7)	349.8
Income tax expense (benefit) on non-operating income (loss)	(7.2)	(23.1)	79.6
Net non-operating income (loss)	(25.3)	(79.6)	270.2
Net income	$404.0	$276.5	$630.6

Per diluted share:
Net operating income	$3.97	$3.09	$3.06
Net non-operating income (loss)	(0.23)	(0.69)	2.30
Net income	$3.74	$2.40	$5.36
__________
(a) Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from sales, impairments and the change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and market risk benefits ("MRBs") related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items including earnings attributable to variable interest entities, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information helps provide a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

The following summarizes investments on our consolidated balance sheet carried at fair value by pricing source and fair value hierarchy level as of December 31, 2024 (dollars in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Priced by third-party pricing services	$64.0	$22,785.8	$—	$22,849.8
Priced by independent broker quotations	—	54.9	144.9	199.8
Priced by matrices	—	—	—	—
Priced by other methods (a)	—	885.5	179.8	1,065.3
Total	$64.0	$23,726.2	$324.7	$24,114.9

Percent of total	0.3%	98.4%	1.3%	100.0%
_______________
(a) Primarily represents instruments that are modeled using market observable inputs, securities valued based on recent trades, or reports provided by third party asset managers.

When an available for sale fixed maturity security's fair value is below the amortized cost, the security is considered impaired. If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors. The credit loss component is recorded as an allowance and reported in net investment gains (losses) (limited to the difference between estimated fair value and amortized cost). The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income (loss) along with unrealized gains (losses) related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectible, the remaining amortized cost will be written off.

In determining the credit loss component, we discount the estimated cash flows on a security by security basis. We consider the impact of macroeconomic conditions on inputs used to measure the amount of credit loss. For most structured securities, cash flow estimates are based on bond-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including over-collateralization, excess spread, subordination and guarantees. For corporate bonds, cash flow estimates are derived by considering asset type, rating, time to maturity, and applying an expected loss rate.

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

Present value of future profits and deferred acquisition costs are sensitive to unexpected terminations, due to higher mortality, surrender and lapse experience than expected. Such changes are recognized in the current period as a reduction of the capitalized balances. The effect of changes in assumptions related to future mortality and lapses are recognized prospectively over the remaining contract term. The carrying values of deferred acquisition costs are not subject to recovery testing.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Cuts and Job Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded and tax planning strategies. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2024, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our net deferred tax assets of $791.4 million will be realized through future taxable earnings.

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

We had $343.9 million of federal NOLs as of December 31, 2024, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2028-2035	$300.3
No expiration date	43.6
Total federal non-life NOLs	$343.9

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. In addition, we expect to recognize approximately $800 million of non-life NOLs on our 2024 tax return as a result of changes related to the tax accounting method for allocating indirect costs (pursuant to the Code) to self-constructed real estate assets upon approval from the IRS. Such NOLs will not be subject to expiration.

Liabilities for Insurance Products

At December 31, 2024, the total balance of our liabilities for insurance products was $29.7 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels. Differences between our expectations when we sold these products and our actual experience could positively or negatively impact future earnings.

Our liabilities for future policy benefits are measured using the net premium ratio approach as described in the note to the consolidated financial statements entitled "Summary of Significant Accounting Policies".

The liability for future policy benefits is determined based on numerous assumptions. The most significant assumptions for our life and annuity business are mortality and lapse/withdrawal rates which are based on our experience and, in cases of limited experience, industry experience. Mortality and lapse/withdrawal rates also take into consideration future expectations in policyholder behavior that may vary from past experience. For our health business, mortality rates, lapse rates, morbidity assumptions and future rate increases are based on our experience and, in cases of limited experience, industry experience. Such assumptions also consider future expectations in policyholder behavior that may vary from past experience. In addition, the liability for future policy benefits is measured using estimated discount rates. The assumptions and estimates that we use often depend on judgment regarding the likelihood of future events and are inherently uncertain. The liability for unpaid policy claims on health contracts is classified as future policy benefits on the consolidated balance sheet. The liability for unpaid policy claims on life insurance contracts is classified as the liability for life insurance policy claims on the consolidated balance sheet.

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

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Annuities
Fixed indexed and fixed interest annuity products:
5% increase to assumed mortality	$2
5% decrease to assumed mortality	(2)
10% increase to assumed lapse rate	(4)
10% decrease to assumed lapse rate	4
50 basis point increase in interest rates (a)	74
50 basis point decrease in interest rates (a)	(80)
Other annuities:
5% increase to assumed mortality	5
5% decrease to assumed mortality	(5)
Health
Medicare supplement:
5% increase to assumed mortality	2
5% decrease to assumed mortality	(2)
10% increase to assumed lapse rate	3
10% decrease to assumed lapse rate	(3)
10% increase to assumed morbidity	(57)
10% decrease to assumed morbidity	57
Supplemental health:
5% increase to assumed mortality	10
5% decrease to assumed mortality	(11)
10% increase to assumed lapse rate	24
10% decrease to assumed lapse rate	(24)
10% increase to assumed morbidity	(25)
10% decrease to assumed morbidity	25
Long-term care:
5% increase to assumed mortality	34
5% decrease to assumed mortality	(37)
10% increase to assumed lapse rate	21
10% decrease to assumed lapse rate	(22)
10% increase to assumed morbidity	(81)
10% decrease to assumed morbidity	75
Life
Traditional life:
5% increase to assumed mortality	(42)
5% decrease to assumed mortality	43
10% increase to assumed lapse rate	6
10% decrease to assumed lapse rate	(7)
Interest-sensitive life products:
5% increase to assumed mortality	(5)
5% decrease to assumed mortality	6
10% increase to assumed lapse rate	1
10% decrease to assumed lapse rate	(1)
_____________________
(a)    The estimated impact of the hypothetical 50 basis point increase or decrease in interest rates related to our fixed indexed and fixed interest annuity products would be reflected in our pre-tax non-operating earnings.

The following summarizes the persistency of our major blocks of insurance business summarized by line of business:

	Years ended December 31,
	2024	2023	2022
Annuity:
Fixed indexed annuities (1)	88.1%	89.7%	90.9%
Fixed interest annuities (1)	82.9%	83.4%	83.9%
Other annuities (2)	90.6%	97.2%	95.7%
Health:
Medicare supplement (3)	84.1%	84.3%	82.1%
Supplemental health (3)	88.0%	88.5%	88.2%
Long-term care (3)	91.1%	90.5%	91.0%
Life:
Traditional life (3)	84.1%	83.9%	84.0%
Interest-sensitive life (3)	88.7%	89.1%	88.8%
_____________________
(1)    Based on the total amount of death benefits, surrender values and partial withdrawals divided by the average account value.
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

The cost of MRBs may rise in volatile or declining equity markets or in a low interest rate environment. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could affect net income and changes in our nonperformance risk could materially affect other comprehensive income (loss).

Goodwill and Intangible Assets

At December 31, 2024 the value of goodwill and other intangible assets was $69.5 million and $28.1 million, respectively. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Goodwill is tested annually for impairment and whenever indicators of impairment arise in accordance with Accounting Standards Codification 350, Intangibles and Other (“ASC 350”). The Company first performs a qualitative assessment to determine whether it is more likely than not a goodwill impairment exists, and if an indication of potential impairment results from the qualitative assessment, a quantitative assessment is performed. The Company prepares a quantitative assessment to determine the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on revenue multiple data from peer companies and relevant observable market transactions, if available. If an impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value of the reporting unit up to the carrying amount of goodwill.

During the fourth quarter of 2024, the Company performed a quantitative impairment assessment in accordance with ASC 350. As a result of this impairment test, we determined that the fair value of the Optavise reporting unit exceeded its carrying value and therefore, goodwill was not impaired.

While future cash flows utilized in the quantitative impairment test are consistent with those that are used in our internal planning process, estimating cash flows requires significant judgment. Future changes to our projected cash flows can vary from the cash flows eventually realized, which may have a material impact on the outcomes of future goodwill impairment tests. The Company also uses a weighted average cost of capital that represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. The estimated fair value of the Optavise reporting unit is highly sensitive to changes in the weighted average cost of capital and terminal value estimates. For example, increasing the weighted average cost of capital by 300 basis points or decreasing the terminal value by 13 percent would result in the carrying value of the Optavise reporting unit exceeding its fair value, resulting in goodwill impairment.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2024	2023	2022
Insurance product margin
Annuity:
Insurance policy income	$35.5	$28.4	$23.1
Net investment income	565.0	516.3	480.0
Insurance policy benefits	15.2	(29.0)	(38.3)
Interest credited	(253.8)	(209.4)	(175.5)
Amortization and non-deferred commissions (a)	(87.7)	(71.3)	(62.4)
Annuity margin	274.2	235.0	226.9
Health:
Insurance policy income	1,618.3	1,594.6	1,617.3
Net investment income	299.6	296.7	293.3
Insurance policy benefits	(1,239.6)	(1,234.9)	(1,237.5)
Amortization and non-deferred commissions (a)	(161.5)	(162.1)	(168.7)
Health margin	516.8	494.3	504.4
Life:
Insurance policy income	904.7	882.5	859.4
Net investment income	147.1	144.8	141.9
Insurance policy benefits	(576.0)	(570.0)	(575.3)
Interest credited	(51.5)	(49.3)	(49.0)
Amortization and non-deferred commissions (a)	(98.0)	(85.8)	(77.5)
Advertising expense	(77.3)	(92.5)	(94.3)
Life margin	249.0	229.7	205.2
Total insurance product margin	1,040.0	959.0	936.5
Allocated expenses:
Branch office expenses	(65.7)	(64.9)	(62.3)
Other allocated expenses	(549.6)	(534.1)	(534.3)
Income from insurance products	424.7	360.0	339.9
Fee income	30.0	31.0	23.7
Investment income not allocated to product lines	167.9	120.2	143.9
Expenses not allocated to product lines	(71.8)	(51.7)	(40.8)
Operating earnings before taxes	550.8	459.5	466.7
Income tax expense on operating income	(121.5)	(103.4)	(106.3)
Net operating income	$429.3	$356.1	$360.4

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

Insurance product margin is management's measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes this information helps provide an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements.

Comprehensive Annual Actuarial Review: We perform an annual review of our experience and assumptions including, but not limited to, assumptions related to mortality rates, surrender rates, earned rates, credited rates and expenses. Previously, the review was completed in the fourth quarter of each year, however, we began performing this review in the third quarter starting with 2024 to better align with our annual planning process, and third quarter is also more consistent with industry practice. In addition, we also review and update our assumptions on a more frequent basis to the extent current conditions or circumstances warrant changes that could be significant to our operating results. The impacts of the review have had a significant impact on our earnings.

We performed our 2024 comprehensive annual actuarial review, resulting in a net favorable impact to insurance product margins included in pre-tax operating income of $27.3 million. The impact to insurance product margins by product are summarized in the table below. The most significant impacts related to fixed indexed annuities and Medicare supplement products which were favorably (unfavorably) impacted by $36.2 million and $(9.4) million, respectively. The primary fixed indexed annuities changes related to higher mortality assumptions. The primary Medicare supplement changes related to higher morbidity and higher persistency assumptions. In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $42.8 million related to changes in the fair value of embedded derivative liabilities and market risk benefits on our fixed indexed annuities. The primary changes related to higher earned rate assumptions.

We performed our 2023 comprehensive annual actuarial review, resulting in a net favorable impact to insurance product margins included in pre-tax operating income of $33.9 million. The impact to insurance product margins by product are summarized in the table below. The most significant impacts related to supplemental health and Medicare supplement products which were favorably (unfavorably) impacted by $41.9 million and $(10.6) million, respectively. The primary supplemental health changes related to lower morbidity and higher surrender assumptions. The primary Medicare supplement changes related to higher near-term morbidity and higher persistency assumptions. In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $12.4 million related to changes in the fair value of embedded derivative liabilities and market risk benefits on our fixed indexed annuities.

We performed our 2022 comprehensive annual actuarial review, resulting in a net favorable impact to insurance product margins included in pre-tax operating income of $0.7 million and is summarized by product in the table below. The most significant impacts related to long-term care and traditional life products which were favorably (unfavorably) impacted by $16.4 million and $(13.0) million, respectively. The primary long-term care assumption changes related to lower near-term morbidity. The primary traditional life assumption change was an increase in expected mortality.

The following tables summarize the impacts of our comprehensive annual actuarial reviews on our operating income for the years ended December 31, 2024, 2023 and 2022 (dollars in millions):

Insurance policy benefits
Line of business	2024	2023	2022

Fixed indexed annuities	$36.2	$9.4	$(3.2)
Other annuities	—	3.5	—
Supplemental health	0.3	41.9	1.9
Medicare supplement	(9.4)	(10.6)	—
Long-term care	0.9	(9.0)	16.4
Traditional life	(4.5)	(5.2)	(13.0)
Interest-sensitive life	3.8	3.9	(1.4)
Favorable impact on pre-tax operating income	$27.3	$33.9	$0.7

Summary of Operating Results: Net operating income was $429.3 million in 2024, compared to $356.1 million in 2023 and $360.4 million in 2022.

Insurance product margin was $1,040.0 million, $959.0 million and $936.5 million in 2024, 2023 and 2022, respectively. Insurance product margin, excluding the impacts summarized in the table above, were $1,012.7 million, $925.1 million and $935.8 million in 2024, 2023 and 2022, respectively. Fluctuations by product line are discussed in greater detail in the narratives that follow.Total allocated and unallocated expenses are summarized in the table below. Expenses not allocated to product lines include certain significant items listed in the table below. Total allocated and unallocated expenses as adjusted for the significant items are summarized below (dollars in millions):

	2024	2023	2022
Expenses allocated to product lines	$615.3	$599.0	$596.6
Expenses not allocated to product lines	71.8	51.7	40.8
Experience refund related to a reinsurance agreement	—	—	22.5
Net recoveries (expenses) related to significant legal and regulatory matters	—	21.7	—
Unfavorable impact related to a fixed asset impairment	(2.9)	—	—
Adjusted total	$684.2	$672.4	$659.9

Our expense ratio was 19.2 percent, 19.4 percent, and 19.3 percent for the years ended December 31, 2024, 2023 and 2022, respectively. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	2024	2023	2022
Fee revenue	$190.5	$177.6	$169.3
Operating costs and expenses	(160.5)	(146.6)	(145.6)
Net fee income	$30.0	$31.0	$23.7

Net fee income decreased modestly in 2024 compared to 2023 due to: (i) changes in our revenue recognition assumptions related to sales of third-party Medicare Advantage products by our Consumer Division reflecting less favorable policy persistency and higher agent persistency resulting in higher renewal commissions; largely offset by (ii) higher sales of third-party Medicare Advantage products in 2024; and (iii) slightly lower losses related to services provided by Optavise and operations of our broker-dealer and registered investment advisor. Net fee income increased in 2023 primarily due to growth in the sales of third-party Medicare Advantage products by our Consumer Division and changes to our revenue recognition assumptions reflecting favorable policy persistency; partially offset by lower earnings related to services provided by Optavise.

The effective tax rate for 2024, 2023 and 2022 was 22.0 percent, 22.5 percent and 22.8 percent, respectively.

Margin from Annuity Products (dollars in millions):

	2024	2023	2022
Annuity margin:
Fixed indexed annuities
Insurance policy income	$28.0	$19.7	$14.5
Net investment income	458.7	410.3	373.8
Insurance policy benefits	14.2	(10.1)	(20.0)
Interest credited	(205.1)	(161.9)	(127.5)
Amortization and non-deferred commissions	(80.0)	(65.8)	(57.4)
Margin from fixed indexed annuities	$215.8	$192.2	$183.4
Average net insurance liabilities	$9,848.9	$9,337.3	$8,788.6
Margin/average net insurance liabilities	2.19%	2.06%	2.09%
Fixed interest annuities
Insurance policy income	$1.2	$1.0	$0.8
Net investment income	84.1	83.6	83.0
Insurance policy benefits	0.1	(0.5)	(1.1)
Interest credited	(46.6)	(45.2)	(45.7)
Amortization and non-deferred commissions	(7.2)	(5.0)	(4.6)
Margin from fixed interest annuities	$31.6	$33.9	$32.4
Average net insurance liabilities	$1,578.3	$1,612.0	$1,700.5
Margin/average net insurance liabilities	2.00%	2.10%	1.91%
Other annuities
Insurance policy income	$6.3	$7.7	$7.8
Net investment income	22.2	22.4	23.2
Insurance policy benefits	0.9	(18.4)	(17.2)
Interest credited	(2.1)	(2.3)	(2.3)
Amortization and non-deferred commissions	(0.5)	(0.5)	(0.4)
Margin from other annuities	$26.8	$8.9	$11.1
Average net insurance liabilities	$422.3	$458.8	$481.7
Margin/average net insurance liabilities	6.35%	1.94%	2.30%
Total annuity margin	$274.2	$235.0	$226.9
Average net insurance liabilities	$11,849.5	$11,408.1	$10,970.8
Margin/average net insurance liabilities	2.31%	2.06%	2.07%

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on annuity product margins are summarized below (dollars in millions):

	2024	2023	2022
Fixed indexed annuities	$36.2	$9.4	$(3.2)
Fixed interest annuities	—	—	—
Other annuities	—	3.5	—

Margin, excluding impact of comprehensive annual actuarial review:
Fixed indexed annuities	179.6	182.8	186.6
Fixed interest annuities	31.6	33.9	32.4
Other annuities	26.8	5.4	11.1

Margin from fixed indexed annuities was $215.8 million in 2024 compared to $192.2 million in 2023 and $183.4 million in 2022. The margin adjusted to exclude the favorable (unfavorable) impacts of the annual actuarial review previously discussed was $179.6 million, $182.8 million and $186.6 million in 2024, 2023 and 2022, respectively. The decreasing adjusted margins are primarily due to additional amortization resulting from higher surrenders and assumption changes partially offset by increased surrender charge income. Growth in the block is primarily being offset by spread compression driven by increased surrenders of higher spread products. Net insurance liabilities (equal to (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities) were $9,848.9 million, $9,337.3 million and $8,788.6 million in 2024, 2023 and 2022, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.66 percent in 2024, up from 4.39 percent in 2023 and 4.25 percent in 2022, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $231.8 million, $118.3 million and $(181.3) million in 2024, 2023 and 2022, respectively.

Margin from fixed interest annuities was $31.6 million in 2024 compared to $33.9 million in 2023 and $32.4 million in 2022. The margin decreased in 2024 primarily due to additional amortization from higher policy surrenders. The reduction in the size of the block is largely offset by increased yields. Average net insurance liabilities were $1,578.3 million, $1,612.0 million and $1,700.5 million in 2024, 2023 and 2022, respectively, driven by withdrawals in excess of deposits and reinvested returns. The earned yield increased to 5.33 percent in 2024, reflecting higher portfolio yields compared to 5.19 percent in 2023 and 4.88 percent in 2022.

Margin from other annuities was $26.8 million in 2024 compared to $8.9 million in 2023 and $11.1 million in 2022. The margin adjusted to exclude the favorable impacts of the annual actuarial review previously discussed was $5.4 million in 2023. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. We experienced elevated annuitant mortality on a small number of closed block payout annuity policies in 2024. Mortality was lower in 2023 compared to 2022.

Margin from Health Products (dollars in millions):

	2024	2023	2022
Health margin:
Supplemental health
Insurance policy income	$725.1	$711.2	$694.3
Net investment income	157.7	155.3	150.9
Insurance policy benefits	(504.2)	(466.1)	(508.8)
Amortization and non-deferred commissions	(108.8)	(106.0)	(105.5)
Margin from supplemental health	$269.8	$294.4	$230.9
Margin/insurance policy income	37%	41%	33%
Medicare supplement
Insurance policy income	$620.5	$619.9	$657.8
Net investment income	5.3	4.9	5.4
Insurance policy benefits	(472.4)	(464.7)	(461.9)
Amortization and non-deferred commissions	(39.5)	(43.2)	(50.3)
Margin from Medicare supplement	$113.9	$116.9	$151.0
Margin/insurance policy income	18%	19%	23%
Long-term care
Insurance policy income	$272.7	$263.5	$265.2
Net investment income	136.6	136.5	137.0
Insurance policy benefits	(263.0)	(304.1)	(266.8)
Amortization and non-deferred commissions	(13.2)	(12.9)	(12.9)
Margin from long-term care	$133.1	$83.0	$122.5
Margin/insurance policy income	49%	31%	46%
Total health margin	$516.8	$494.3	$504.4
Margin/insurance policy income	32%	31%	31%

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on health product margins are summarized below (dollars in millions):

	2024	2023	2022
Supplemental health	$0.3	$41.9	$1.9
Medicare supplement	(9.4)	(10.6)	—
Long-term care	0.9	(9.0)	16.4

Margin, excluding impact of comprehensive annual actuarial review:
Supplemental health	269.5	252.5	229.0
Medicare supplement	123.3	127.5	151.0
Long-term care	132.2	92.0	106.1

Margin from supplemental health business was $269.8 million in 2024 compared to $294.4 million in 2023 and $230.9 million in 2022. The margin adjusted to exclude the favorable impacts of the annual actuarial review previously discussed was $269.5 million, $252.5 million and $229.0 million in 2024, 2023 and 2022, respectively. The adjusted margin as a percentage of insurance policy income was 37 percent in 2024 compared to 36 percent in 2023 and 33 percent in 2022. The increase in the supplemental health adjusted margin in 2024, compared to 2023 and 2022, reflects growth in the block and favorable morbidity.

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

Margin from Medicare supplement business was $113.9 million in 2024 compared to $116.9 million in 2023 and $151.0 million in 2022. The Medicare supplement margin adjusted to exclude the impacts of the annual actuarial review previously discussed was $123.3 million, $127.5 million and $151.0 million in 2024, 2023 and 2022, respectively. The adjusted margin as a percentage of insurance policy income was 20 percent, 21 percent and 23 percent in 2024, 2023 and 2022, respectively. The slight decrease in the adjusted margin in 2024, as compared to 2023, is primarily due to higher morbidity. The decrease in the adjusted margin in 2023 compared to 2022, was primarily due to a reduction in the size of the block and higher morbidity. Claim experience will fluctuate from period to period. Insurance policy income was $620.5 million in 2024 compared to $619.9 million in 2023 and $657.8 million in 2022. Over the last several years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. We launched a new competitive Medicare supplement product in 2022 resulting in sales growth over the past two years.

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

Margin from Long-term care products was $133.1 million in 2024 compared to $83.0 million in 2023 and $122.5 million in 2022. The margin adjusted to exclude the impacts of the annual actuarial review previously discussed was $132.2 million, $92.0 million and $106.1 million in 2024, 2023 and 2022, respectively. The adjusted margin as a percentage of insurance policy income and excluding the impacts of the annual actuarial review was 48 percent, 35 percent and 40 percent in 2024, 2023 and 2022, respectively. The fluctuations resulted from claim experience which was favorable in 2024 as compared to 2023 and unfavorable in 2023 as compared to 2022. Claim experience will fluctuate from period to period. Effective October 1, 2024, we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement. We now retain 100 percent of our long-term care new business. This does not impact the inforce business that we previously ceded. As a result, we expect margins to increase modestly in 2025 and grow more in future years as earnings emerge from the sales.

Margin from Life Products (dollars in millions):

	2024	2023	2022
Life margin:
Interest-sensitive life
Insurance policy income	$187.9	$181.1	$174.6
Net investment income	53.2	51.5	51.6
Insurance policy benefits	(71.8)	(65.7)	(75.2)
Interest credited	(50.9)	(48.7)	(48.3)
Amortization and non-deferred commissions	(20.5)	(19.5)	(23.2)
Margin from interest-sensitive life	$97.9	$98.7	$79.5
Average net insurance liabilities	$1,067.2	$1,038.2	$1,018.0
Interest margin	$2.3	$2.8	$3.3
Interest margin/average net insurance liabilities	0.22%	0.27%	0.32%
Underwriting margin	$95.6	$95.9	$76.2
Underwriting margin/insurance policy income	51%	53%	44%
Traditional life
Insurance policy income	$716.8	$701.4	$684.8
Net investment income	93.9	93.3	90.3
Insurance policy benefits	(504.2)	(504.3)	(500.1)
Interest credited	(0.6)	(0.6)	(0.7)
Amortization and non-deferred commissions	(77.5)	(66.3)	(54.3)
Advertising expense	(77.3)	(92.5)	(94.3)
Margin from traditional life	$151.1	$131.0	$125.7
Margin/insurance policy income	21%	19%	18%
Margin excluding advertising expense/insurance policy income	32%	32%	32%
Total life margin	$249.0	$229.7	$205.2
The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on life product margins are summarized below (dollars in millions):

	2024	2023	2022
Interest-sensitive life	$3.8	$3.9	$(1.4)
Traditional life	(4.5)	(5.2)	(13.0)

Margin, excluding impact of comprehensive annual actuarial review:
Interest-sensitive life	94.1	94.8	80.9
Traditional life	155.6	136.2	138.7

Margin from interest-sensitive life business was $97.9 million in 2024 compared to $98.7 million in 2023 and $79.5 million in 2022. The interest-sensitive life margins adjusted to exclude the impacts of the annual actuarial review previously discussed were $94.1 million, $94.8 million and $80.9 million in 2024, 2023 and 2022, respectively. The increase in the adjusted margin in 2024 and 2023 compared to 2022 reflects more favorable mortality and growth in the block due to sales in recent periods.

Allocated net investment income reflects earned yields of 4.99 percent, 4.96 percent and 5.07 percent in 2024, 2023 and 2022, respectively.

The interest margin was $2.3 million in 2024 compared to $2.8 million in 2023 and $3.3 million in 2022. The decline in the interest margin over the three year period is due to spread compression, partially offset by growth in the block. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $21.9 million, $13.2 million and $(24.0) million in 2024, 2023 and 2022, respectively.

Margin from traditional life business was $151.1 million in 2024 compared to $131.0 million in 2023 and $125.7 million in 2022. The traditional life margins adjusted to exclude the impacts of the annual actuarial review previously discussed were $155.6 million, $136.2 million and $138.7 million in 2024, 2023 and 2022, respectively. The increase in the adjusted margin in 2024 compared to 2023 and 2022 primarily reflects lower advertising expense and growth in the block.

Allocated net investment income reflects earned yields of 4.68 percent, 4.71 percent and 4.63 percent in 2024, 2023 and 2022, respectively.

Advertising expense was $77.3 million in 2024 compared to $92.5 million in 2023 and $94.3 million in 2022. The demand and cost of television advertising can fluctuate from period to period and tends to spike during presidential election cycles. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Investment Income Not Allocated to Product Lines (dollars in millions):

	2024	2023	2022
Net investment income	$1,748.8	$1,499.7	$1,015.9
Allocated to product lines:
Annuity	(565.0)	(516.3)	(480.0)
Health	(299.6)	(296.7)	(293.3)
Life	(147.1)	(144.8)	(141.9)
Equity returns credited to policyholder account balances	(253.7)	(131.5)	205.3
Amounts allocated to product lines and credited to policyholder account balances	(1,265.4)	(1,089.3)	(709.9)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	26.0	7.1	(1.0)
Amount related to variable interest entities and other non-operating items	(33.5)	(74.8)	(48.5)
Interest expense on debt	(91.8)	(62.7)	(62.5)
Interest expense on financing arrangements	(4.7)	(2.4)	—
Interest expense on investment borrowings from FHLB	(123.2)	(104.7)	(33.5)
Expenses related to FABN program	(64.0)	(30.4)	(30.0)
Less amounts credited to deferred compensation plans (offsetting investment income)	(24.3)	(22.3)	13.4
Total adjustments	(315.5)	(290.2)	(162.1)
Investment income not allocated to product lines	$167.9	$120.2	$143.9

The above table reconciles net investment income to investment income not allocated to product lines. Such amounts will generally fluctuate from period to period based on a number of factors. A dividend of $28.1 million was received in the fourth quarter of 2024 related to a single equity investment. Other factors driving fluctuations include the performance of our alternative investments (which are typically reported a quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; and the level of prepayment income (including call premiums) and trading account income.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for each of the three years ended December 31, 2024 (dollars in millions):

	2024	2023	2022
Net realized investment gains (losses) from sales, impairments and change in allowance for credit losses	$(72.7)	$(62.7)	$(62.2)
Net change in market value of investments recognized in earnings	22.8	(6.3)	(73.2)
Fair value changes related to agent deferred compensation plan	6.6	(3.5)	48.9
Changes in fair value of embedded derivative liabilities and market risk benefits	24.7	(29.9)	440.2
Other	(13.9)	(0.3)	(3.9)
Net non-operating income (loss) before taxes	$(32.5)	$(102.7)	$349.8

Net realized investment losses were $72.7 million in 2024, net of reductions in the allowance for credit losses of $9.4 million which were recorded in earnings.  Net realized investment losses were $62.7 million in 2023, net of reductions in the allowance for credit losses of $8.1 million which were recorded in earnings. Net realized investment losses were $62.2 million in 2022, including the unfavorable change in the allowance for credit losses of $52.6 million which were recorded in earnings.

During 2024, 2023 and 2022, we recognized an increase (decrease) in earnings of $22.8 million, $(6.3) million and $(73.2) million, respectively, due to the net change in market value of investments recognized in earnings. The change in value will fluctuate from period to period based on market conditions.

During 2024, 2023 and 2022, we recognized an increase (decrease) in earnings of $6.6 million, $(3.5) million and $48.9 million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During 2024, 2023 and 2022, we recognized an increase (decrease) in earnings of $24.7 million, $(29.9) million and $440.2 million, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities.  Excluding the net unfavorable impacts of the annual actuarial review previously discussed, we recognized an increase (decrease) in earnings of $67.5 million, $(17.5) million and $440.2 million in 2024, 2023, and 2022, respectively. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

In 2024, other non-operating items included a charge of $8.7 million primarily related to a five percent workforce reduction and transition costs for outsourcing certain operations activities. At the same time, we are adding roles to enhance support of our Consumer and Worksite divisions and that add technology expertise in areas such as AI, robotics and automation. In 2022, other non-operating items include a one-time restructuring charge of $7.1 million primarily related to an early retirement program. The program reduced our headcount by 2 percent and reduced run-rate expenses by approximately $10 million. Other non-operating items also include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

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

Total premium collections were as follows (dollars in millions):

	2024	2023	2022
Premiums collected by product:
Annuities:
Fixed indexed (first-year)	$1,541.7	$1,373.8	$1,509.2
Fixed indexed (renewal)	1.0	0.1	0.3
Subtotal - fixed indexed annuities	1,542.7	1,373.9	1,509.5
Fixed interest (first-year)	236.5	197.0	83.7
Fixed interest (renewal)	2.6	2.7	3.7
Subtotal - fixed interest annuities	239.1	199.7	87.4
Other annuities (first-year)	8.8	9.6	7.7
Total annuities	1,790.6	1,583.2	1,604.6
Health:
Supplemental health (first-year)	87.0	81.6	73.2
Supplemental health (renewal)	638.7	625.0	619.7
Subtotal – supplemental health	725.7	706.6	692.9
Medicare supplement (first-year)	44.5	39.0	34.2
Medicare supplement (renewal)	581.2	570.4	617.4
Subtotal - Medicare supplement	625.7	609.4	651.6
Long-term care (first-year)	31.9	19.4	20.8
Long-term care (renewal)	244.3	242.4	243.1
Subtotal - long-term care	276.2	261.8	263.9
Total health	1,627.6	1,577.8	1,608.4
Life insurance:
Interest-sensitive (first-year)	40.4	40.8	42.1
Interest-sensitive (renewal)	203.7	196.2	185.8
Subtotal - interest-sensitive	244.1	237.0	227.9
Traditional (first-year)	141.3	145.8	151.0
Traditional (renewal)	575.1	554.2	532.9
Subtotal - traditional	716.4	700.0	683.9
Total life insurance	960.5	937.0	911.8
Collections on annuity, health and life products:
Total first-year premium collections	2,132.1	1,907.0	1,921.9
Total renewal premium collections	2,246.6	2,191.0	2,202.9
Total collections on insurance products	$4,378.7	$4,098.0	$4,124.8

Annuities include fixed indexed, fixed interest and other annuities sold to the senior market. Annuity collections were $1,790.6 million in 2024, compared to $1,583.2 million in 2023 and $1,604.6 million in 2022. Premium collections from fixed indexed annuities increased 12.3 percent to $1,542.7 million in 2024 compared to 2023. Premium collections from fixed interest annuities increased 19.7 percent to $239.1 million in 2024 compared to 2023.

Health products include supplemental health, Medicare supplement and long-term care products. Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) were $725.7 million in 2024, compared to $706.6 million in 2023 and $692.9 million in 2022. Such increases are primarily due to new sales and steady persistency.

Collected premiums on Medicare supplement policies were $625.7 million, $609.4 million and $651.6 million in 2024, 2023 and 2022, respectively. Prior to 2023, decreases were driven by lower sales partially offset by premium rate increases. In recent years, we have experienced a shift in the sale of Medicare supplement policies to the sale of Medicare Advantage policies. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to ensure we are well-positioned to meet our customers' needs and preferences. We launched a new competitive Medicare supplement product in 2022 resulting in sales growth over the past two years.
Life products include interest-sensitive and traditional life products. Life premiums were $960.5 million, $937.0 million and $911.8 million in 2024, 2023 and 2022, respectively. Premiums collected reflect both recent sales activity and steady persistency.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; (iv) manage capital efficiency through active strategic asset allocation and investment management; and (v) use outside managers in specialized investment classes to add value to our overall strategy. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 91 percent of our $27.9 billion investment portfolio at December 31, 2024. The remainder of the invested assets were trading securities, investments held by VIEs, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2024 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$22,840.5	82%
Equity securities	162.0	1
Mortgage loans	2,506.3	9
Policy loans	135.3	—
Trading securities	304.2	1
Investments held by variable interest entities	432.3	2
Other invested assets	1,491.5	5
Total investments	$27,872.1	100%

The following table summarizes investment yields earned over the past three years on the investments allocated to our product lines. General account investments exclude the value of options.

	2024	2023	2022
	(dollars in millions)
Weighted average investments at amortized cost allocated to product lines	$21,085.8	$20,567.5	$19,987.5
Allocated investment income	1,011.8	957.8	915.2
Average yield on allocated investments	4.80%	4.66%	4.58%

Insurance statutes regulate the types of investments that our insurance subsidiaries are permitted to make and limit the amount of funds that may be used for any one type of investment. In addition, we have internal management compliance limits on various exposures and activities which are typically more restrictive than insurance statutes. In light of these statutes and regulations and our capital management strategy, we generally seek to invest in (i) highly rated securities such as United States government and government-agency securities and corporate securities rated investment grade by established nationally recognized rating organizations; (ii) securities of comparable investment quality, if not rated; or (iii) a limited quantity of other investments which offer differentiated return characteristics.

Fixed Maturities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2024 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,834.3	12.4%	$436.4	17.2%
Commercial mortgage-backed securities	2,197.5	9.6	183.7	7.2
Banks	1,832.1	8.0	191.2	7.6
Non-agency residential mortgage-backed securities	1,539.1	6.7	130.8	5.2
Asset-backed securities	1,516.4	6.6	66.5	2.6
Insurance	1,155.1	5.1	186.9	7.4
Utilities	1,152.1	5.0	160.9	6.3
Brokerage	1,041.7	4.6	102.3	4.0
Healthcare/pharmaceuticals	1,030.3	4.5	227.8	9.0
Collateralized loan obligations	1,016.8	4.5	4.0	0.2
Agency residential mortgage-backed securities	819.6	3.6	5.5	0.2
Technology	706.3	3.1	146.4	5.8
Food/beverage	581.2	2.6	90.4	3.6
Certificates of deposit	488.3	2.1	—	—
Energy	475.9	2.1	42.9	1.7
Cable/media	466.8	2.0	75.6	3.0
Transportation	344.3	1.5	42.7	1.7
Real estate/REITs	328.7	1.4	41.5	1.6
Telecom	302.7	1.3	33.6	1.3
Capital goods	289.9	1.3	33.5	1.3
Chemicals	277.9	1.2	35.3	1.4
Autos	239.6	1.1	23.3	0.9
Other	2,203.9	9.7	272.9	10.8
Total fixed maturities, available for sale	$22,840.5	100.0%	$2,534.1	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2024 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$426.9	$7.7	$—	$1.8	$436.4
Healthcare/pharmaceuticals	163.2	62.6	2.0	—	227.8
Banks	120.6	68.3	2.3	—	191.2
Insurance	102.5	81.4	3.0	—	186.9
Commercial mortgage-backed securities	136.0	21.8	14.8	11.1	183.7
Utilities	104.3	55.8	0.8	—	160.9
Technology	86.6	57.5	2.2	0.1	146.4
Non-agency residential mortgage-backed securities	95.6	26.0	0.6	8.6	130.8
Brokerage	62.9	38.5	0.6	0.3	102.3
Food/beverage	31.6	57.9	0.8	0.1	90.4
Cable/media	13.1	60.1	1.3	1.1	75.6
Asset-backed securities	25.1	31.5	9.8	0.1	66.5
Education	52.9	5.2	—	—	58.1
Energy	9.8	33.1	—	—	42.9
Transportation	20.1	22.6	—	—	42.7
Real estate/REITs	27.1	14.3	0.1	—	41.5
Consumer products	22.9	12.5	2.9	0.5	38.8
Chemicals	2.9	32.0	0.3	0.1	35.3
Retail	23.4	2.7	1.0	6.8	33.9
Telecom	0.3	33.3	—	—	33.6
Capital goods	19.3	12.6	1.6	—	33.5
United States Treasury securities and obligations of United States government corporations and agencies	28.6	—	—	—	28.6
Aerospace/defense	7.0	18.0	—	0.1	25.1
Autos	5.2	17.8	0.2	0.1	23.3
Building materials	5.7	15.5	0.3	0.1	21.6
Metals and mining	6.5	9.2	0.5	—	16.2
Foreign governments	6.7	8.6	—	—	15.3
Paper	0.4	11.4	—	0.1	11.9
Entertainment/hotels	6.6	3.7	0.1	—	10.4
Agency residential mortgage-backed securities	5.5	—	—	—	5.5
Collateralized loan obligations	4.0	—	—	—	4.0
Business services	—	1.3	0.3	0.5	2.1
Other	9.7	1.0	0.1	0.1	10.9
Total fixed maturities, available for sale	$1,633.0	$823.9	$45.6	$31.6	$2,534.1

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2024, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,396.5	$2,305.3	10%
AA	5,275.3	4,748.5	21
A	7,754.9	6,812.3	30
BBB+	2,251.1	2,030.1	9
BBB	4,023.5	3,632.9	16
BBB-	2,275.0	2,085.9	9
Investment grade	23,976.3	21,615.0	95
BB+	206.7	190.7	1
BB	212.4	209.7	1
BB-	253.3	229.2	1
B+ and below	615.6	595.9	2
Below-investment grade	1,288.0	1,225.5	5
Total fixed maturity securities	$25,264.3	$22,840.5	100%

We continually evaluate the creditworthiness of each issuer whose securities we hold. We pay special attention to large investments, investments which have significant risk characteristics and to those securities whose fair values have declined materially for reasons other than changes in general market conditions. We evaluate the realizable value of the investment, the specific condition of the issuer and the issuer's ability to comply with the material terms of the security. We review the historical and recent operational results and financial position of the issuer, information about its industry, information about factors affecting the issuer's performance and other information. 40|86 Advisors employs experienced securities analysts in a broad variety of specialty areas who compile and review such data. During 2024, we recognized net investment losses of $49.9 million, which were comprised of: (i) $75.6 million of net losses from the sales of investments; (ii) $0.4 million of losses related to equity securities, including the change in fair value; (iii) the net increase in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $24.4 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.4 million; (v) $3.9 million of gains related to the liquidation of VIEs; and (vi) investment write-downs offset by a net decrease in the allowance for credit losses of $2.6 million.

During 2024, we sold $1,432.0 million of fixed maturity investments which resulted in gross realized investment losses (before income taxes) of $54.9 million. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositionings related to changes in market conditions.

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

At December 31, 2024, the amortized cost and carrying value of fixed maturities that were non-income producing during 2024 totaled $5.7 million and $4.1 million, respectively.

Other Investments

At December 31, 2024, we held commercial mortgage loan investments with an amortized cost of $1,501.4 million (or 5.4 percent of total invested assets) and a fair value of $1,344.2 million. Our commercial mortgage loan portfolio is primarily comprised of large commercial mortgage loans. Approximately 17 percent, 7 percent, 6 percent, 6 percent, and 5 percent of the commercial mortgage loan balance were on properties located in California, Maryland, Wisconsin, Utah and Georgia, respectively. No other state comprised greater than five percent of the mortgage loan balance. At December 31, 2024, there were no commercial mortgage loans in process of foreclosure.
The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2024 (dollars in millions):

	Number of loans	Amortized cost
Multi-family	38	$581.2
Industrial	38	329.6
Retail	45	238.0
Office building	23	194.0
Other	20	158.6
Total commercial mortgage loans	164	$1,501.4

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2024 (dollars in millions):

	Number of loans	Amortized cost
Under $5 million	62	$166.1
$5 million to less than $10 million	43	307.9
$10 million to less than $20 million	43	618.6
Over $20 million	16	408.8
Total commercial mortgage loans	164	$1,501.4

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2024 (dollars in millions):

	Number of loans	Amortized cost
2025	16	$150.3
2026	8	65.3
2027	13	80.8
2028	12	121.4
2029	10	94.5
after 2029	105	989.1
Total commercial mortgage loans	164	$1,501.4

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2024 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2024	2023	2022	2021	2020	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$153.9	$170.6	$130.1	$134.1	$37.5	$443.4	$1,069.6	$962.1	$4,189.1
60% to less than 70%	31.3	92.9	39.1	5.8	—	28.5	197.6	181.2	304.6
70% to less than 80%	—	42.3	77.6	—	—	38.5	158.4	139.2	214.6
80% to less than 90%	—	—	61.2	—	—	—	61.2	51.7	75.9
90% or greater	—	—	—	—	—	14.6	14.6	10.0	15.1
Total	$185.2	$305.8	$308.0	$139.9	$37.5	$525.0	$1,501.4	$1,344.2	$4,799.3
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2024, we held residential mortgage loan investments with an amortized cost of $1,018.6 million and a fair value of $1,031.8 million. Our primary credit quality indicator for these investments is whether the loan is current or non-current. We define non-current loans as those that are 90 or more days past due and/or in nonaccrual status. At December 31, 2024, there were twenty-one residential mortgage loans that were non-current with an amortized cost of $15.6 million (of which, eight loans with an amortized cost of $3.7 million were in foreclosure). At December 31, 2023, we held residential mortgage loan investments with an amortized cost of $622.0 million and a fair value of $621.8 million.

The allowance for credit losses related to mortgage loans was $13.6 million at December 31, 2024, and decreased $1.8 million in 2024.

At December 31, 2024, we held $304.2 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include options backing our fixed indexed annuity and life insurance products, COLI, FHLB common stock and certain nontraditional investments, including investments in limited partnerships, hedge funds and real estate investments.

At December 31, 2024, we held investments with an amortized cost of $437.0 million and an estimated fair value of $432.3 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

LIQUIDITY AND CAPITAL RESOURCES

2025 Outlook

We expect operating earnings per diluted share to be in the range of $3.70 to $3.90, excluding any significant items in the year. We expect our expense ratio to be in the range of 19.0 percent to 19.4 percent, with a quarterly trend similar to 2024, starting on the high end in the first quarter of the year and then grading down throughout the year. We expect improved results in net investment income not allocated to product lines, which assumes higher returns on our alternative investments. We expect a modest decrease in fee income with approximately 25 percent of such earnings to be recognized in the first quarter of 2025 and the remainder of such earnings generally recognized in the fourth quarter of 2025, reflecting the seasonality of the business. We expect the effective tax rate to be generally consistent with prior years at approximately 23 percent.

We expect excess cash flow to the holding company to be in the range of $200 million to $250 million. We expect to continue to manage to: (i) a consolidated RBC ratio of 375 percent for our U.S. based insurance subsidiaries; (ii) minimum holding company liquidity of $150 million; and (iii) a target debt to total capital, excluding accumulated other comprehensive income (loss), in the range of 25 percent to 28 percent. Although our debt to total capital ratio, excluding accumulated other comprehensive income (loss), was 32.1 percent at December 31, 2024, we expect to use a portion of the net proceeds from the issuance of the 2034 Notes for the repayment of our 2025 Notes. At December 31, 2024, adjusting for the expected repayment of the 2025 Notes, the debt to total capital ratio, excluding accumulated other comprehensive income (loss), would have been 25.6 percent.

In the second quarter of 2025, we will begin a three year project to modernize certain elements of our technology, enabling continued growth of the business over the long-term. The initiative is expected to cost approximately $170 million over three years, including approximately $60 million in 2025. The substantial majority of the costs will be expensed as incurred, but will be excluded from operating earnings, and included as a component of non-operating earnings. The expenses excluded from operating earnings will be discrete expenses, one-time in nature, related to the three year initiative, and largely paid to third parties as well as some asset write-offs. The remainder of the costs will either be expensed as incurred or capitalized and amortized through operating earnings. The outlook metrics previously described include the expected impact of this initiative.

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2024 and December 31, 2023, primarily reflect: (i) our net income for 2024; (ii) changes in accumulated other comprehensive income (loss); and (iii) payments to repurchase common stock of $281.6 million.

Our capital structure as of December 31, 2024 and December 31, 2023 was as follows (dollars in millions):

	December 31, 2024	December 31, 2023
Total capital:
Corporate notes payable	$1,833.5	$1,140.5
Shareholders’ equity:
Common stock	1.0	1.1
Additional paid-in capital	1,632.5	1,891.5
Accumulated other comprehensive income (loss)	(1,371.4)	(1,576.8)
Retained earnings	2,236.3	1,899.8
Total shareholders’ equity	2,498.4	2,215.6
Total capital	$4,331.9	$3,356.1

The following table summarizes certain financial ratios as of and for the years ended December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
Book value per common share	$24.59	$20.26
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	38.08	34.68
Debt to total capital ratios:
Corporate debt to total capital	42.3%	34.0%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	32.1%	23.1%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss), as adjusted for the expected repayment of the 2025 Notes (a) (b)	25.6%	N/A
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
(b)This non-GAAP measure has been further adjusted for the expected repayment of the 2025 Notes, as described above in our 2025 Outlook. However, this measure does not replace the corresponding GAAP measure.

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2024, were as follows (dollars in millions):

		Payment due in
	Total	2025	2026-2027	2028-2029	Thereafter
Insurance liabilities (a)	$61,966.9	$4,652.5	$9,526.8	$7,874.2	$39,913.4
Notes payable (b)	2,708.5	598.0	158.5	645.1	1,306.9
Investment borrowings (c)	2,406.1	262.3	1,610.4	533.4	—
Borrowings related to variable interest entities (d)	633.6	124.1	123.6	92.6	293.3
Postretirement plans (e)	244.7	8.5	17.9	18.1	200.2
Operating leases	111.1	23.9	36.3	22.5	28.4
Commitments to purchase/fund investments	886.0	886.0	—	—	—
Financing arrangements	67.6	19.0	38.1	10.5	—
Other contractual commitments (f)	592.0	120.6	229.6	241.8	—
Total	$69,616.5	$6,694.9	$11,741.2	$9,438.2	$41,742.2

________________
(a)    These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $29.7 billion included in our consolidated balance sheet as of December 31, 2024. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

•The average interest rate we assumed would be credited to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) over the term of the contracts was 4.3 percent.

(b)    Includes projected interest payments based on interest rates, as applicable, as of December 31, 2024. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)    These borrowings represent collateralized borrowings from the FHLB and projected interest payments on such borrowings.

(d)    These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2024.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2024, the carrying value of the FHLB common stock was $94.6 million.  As of December 31, 2024, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.8 billion at December 31, 2024, which are maintained in custodial accounts for the benefit of the FHLB.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. The maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. In October 2021, Bankers Life issued a funding agreement to a series of the Trust in an aggregate principal amount of $500.0 million. In January 2022, Bankers Life issued two additional funding agreements, each to a series of the Trust, totaling $900.0 million. In June, September and December of 2024, Bankers Life issued funding agreements each to a series of the Trust in a principal amounts of $750.0 million, $400.0 million and $450.0 million, respectively. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 383 percent at December 31, 2024, compared to 402 percent at December 31, 2023. In 2024, the RBC ratio reflected: (i) our estimated consolidated statutory operating income of $196.9 million; (ii) insurance company dividends, net of capital contributions, to the holding company of $129.0 million; (iii) an increase in reserves of $100.7 million due to a change in valuation basis recorded directly to surplus (offset by a $93.5 million release of premium deficiency reserves reflected in operating income); and (iv) an increase in required capital primarily due to growth of our insurance business and expansion of the FABN program. Our RBC ratio at December 31, 2024, exceeded our targeted statutory RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

In 2023, we formed CNO Bermuda Re, a Bermuda exempted company, which is an indirect wholly owned subsidiary of CNO. CNO Bermuda Re is registered by and subject to the supervision of the BMA as a Class C insurer under the Insurance Act. Pursuant to the CLMA between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the initial reinsurance transaction unless approved by the BMA. CNO Bermuda Re is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

During 2024, the financial statements of three of our U.S. based insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy or premium deficiency reserves. Total asset adequacy and premium deficiency reserves for Bankers Life, Washington National and Bankers Conseco Life Insurance Company were $90.0 million, $51.0 million and $34.5 million, respectively, at December 31, 2024. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy or premium deficiency reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy or premium deficiency reserves is subject to numerous actuarial assumptions and state requirements.

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

On October 29, 2024, Fitch affirmed its "A" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings is stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "C Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has nineteen possible ratings. There are five ratings above the "A" rating of our primary insurance subsidiaries and thirteen ratings that are below that rating.

Moody's most recently reviewed its "A3" financial strength ratings of our primary insurance subsidiaries on July 10, 2024. The outlook for these ratings remains stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggests a susceptibility to impairment sometime in the future. Moody's has twenty-one possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and fourteen ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

As further described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations", the Company issued the 2034 Notes in May 2024, resulting in proceeds of $691 million, net of original issue discount and debt issuance costs. The Company invested $500 million of those proceeds primarily into certificates of deposit, which is expected to be used for the repayment of the 2025 Notes at maturity.

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

At December 31, 2024, CNO, CDOC and our other non-insurance subsidiaries held $372.5 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

The following table sets forth the aggregate amount of dividends (net of capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2024	2023	2022
Dividends (net of contributions) from insurance subsidiaries	$129.0	$227.1	$129.0
Surplus debenture interest	84.4	82.0	58.8
Fees for services provided pursuant to service agreements	119.7	116.1	124.0
Total dividends and other distributions paid by insurance subsidiaries	$333.1	$425.2	$311.8

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate U.S. based insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the initial reinsurance transaction unless approved by the BMA. In 2024, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $196.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. During 2024, CDOC made capital contributions of $67.0 million to its insurance subsidiaries.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 330 percent at December 31, 2024.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contract holders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At December 31, 2024, the subsidiaries of CLTX had earned deficit as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned surplus (deficit)	Additional information
Bankers Life	$—	(a)
Colonial Penn	(522.1)	(b)
Bankers Conseco Life Insurance Company	(8.5)	(c)
____________________
(a)Bankers Life has earned surplus of $0.0 primarily due to dividends of $459.3 million paid to CLTX during 2023.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.
(c)The deficit is due to cumulative losses on long-term care business.

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

At December 31, 2024, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are not scheduled repayments of our direct corporate obligations until May 2025.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2025	$500.0	(b)	$98.0
2026	—	(c)	79.4
2027	—		79.1
2028	—		79.1
2029	500.0	(d)	66.0
2030 and thereafter	850.0	(e)	456.9
	$1,850.0		$858.5
_________________________
(a)Based on interest rates as of December 31, 2024.
(b)Such amount represents our 5.250% Notes due 2025. The Company invested $500 million of the proceeds from the 6.450% Notes due 2034 primarily into certificates of deposit, which is expected to be used for the repayment of the 2025 Notes at maturity.
(c)The maturity date of the Revolving Credit Agreement is July 16, 2026.
(d)Such amount includes $500.0 million of 5.250% Notes due 2029.
(e)Such amount includes $700.0 million of 6.450% Notes due 2034 and the Debentures.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In 2024, we generated $284.3 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In 2024, we repurchased 8.9 million shares of common stock for $281.6 million under our securities repurchase program. The Company had remaining repurchase authority of $240.3 million as of December 31, 2024. The Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock in February 2025.

In 2024, 2023 and 2022, dividends declared on common stock totaled $67.5 million ($0.63 per common share), $67.9 million ($0.59 per common share) and $65.0 million ($0.55 per common share), respectively. In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share.

On May 14, 2024, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of twenty-two possible ratings ranging from "aaa (Exceptional)" to "d (In default)". There are eight ratings above CNO's "bbb" rating and thirteen ratings that are below its rating.

On December 13, 2024, Fitch affirmed its "BBB+" rating on our senior unsecured debt ratings. The outlook for these rating is stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 21 possible ratings ranging from "AAA" to "D". There are eight ratings above CNO's "BBB+" rating and twelve ratings that are below its rating.

S&P most recently reviewed its "BBB-" rating on our senior unsecured debt on May 8, 2024. The outlook for these ratings is stable. In S&P's view, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of twenty-two possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are nine ratings above CNO's "BBB-" rating and twelve ratings that are below its rating.

Moody's most recently reviewed its "Baa3" rating on our senior unsecured debt on May 9, 2024. The outlook for these ratings remains stable. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of twenty-one possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and eleven ratings that are below its rating.

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

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2024, approximately $3.4 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability management strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

Our investment strategy is to manage, over a sustained period and within acceptable parameters of quality and risk, capital efficiency through active strategic asset allocation and investment management. Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities.

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2024, approximately 13 percent of our insurance liabilities had interest rates that may be reset annually; 44 percent had a fixed explicit interest rate for the duration of the contract; 39 percent are fixed indexed products where the income earned is subject to a participation rate that typically may be changed annually; and the remainder had no explicit interest rates.

At December 31, 2024, $1,245.6 million and $406.4 million of our annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2024, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were 2.66 percent and 4.17 percent, respectively.

At December 31, 2024, the weighted average yield, computed on the cost basis of investments allocated to our product lines, was approximately 4.8 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) was 4.3 percent. Such 4.3 percent rate includes interest credited to annuity and universal life products as well as the rates assumed in our calculations of reserves for health and traditional life products which are set based on investment yields at policy issuance and are locked-in in accordance with current accounting requirements. Refer to "Part 1 - Item 1A. Risk Factors - A return to a prolonged low interest rate environment may negatively impact our results of operations, financial position and cash flows" for additional information on interest rate risks.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2024, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 7.9 years and 8.4 years, respectively. We estimate that our fixed maturity securities and short-term investments would decline in fair value by $729.6 million if interest rates were to increase by 10 percent from their levels at December 31, 2024. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CNO Financial Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNO Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of market risk benefits (MRBs) associated with fixed indexed annuity products

As described in Notes 2, 4, and 5 to the consolidated financial statements, the total fair value of the fixed indexed annuity products MRB liabilities was $60 million as of December 31, 2024. Certain of the Company’s fixed indexed annuity products include a guaranteed lifetime withdrawal benefit (GLWB) that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and non-market assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). The non-market assumptions related to mortality rates, surrenders and withdrawal rates, and GLWB utilization are significant unobservable inputs and are based on actuarial estimates and past experience.

The principal considerations for our determination that performing procedures relating to the valuation of MRBs associated with fixed indexed annuity products is a critical audit matter are (i) the significant judgment by management when developing the valuation of MRBs associated with fixed indexed annuity products, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to surrender rates and GLWB utilization, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of MRBs associated with fixed indexed annuity products, including controls over management’s development of the significant assumptions related to surrender rates and GLWB utilization. These procedures also included, among others, (i) testing management’s process for developing the valuation of MRBs associated with fixed indexed annuity products, (ii) evaluating the appropriateness of the model used by management (iii) testing the completeness and accuracy of the underlying data provided by management, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the significant assumptions related to surrender rates and GLWB utilization used in the valuation based on industry knowledge as well as historical Company data and experience.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 26, 2025

We have served as the Company’s auditor since 1983.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2024 and 2023
(Dollars in millions)

ASSETS

	2024	2023

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: 2024 - $37.1 and 2023 - $42.9; amortized cost: 2024 - $25,264.3 and 2023 - $23,699.2)	$22,840.5	$21,506.2
Equity securities at fair value	162.0	96.9
Mortgage loans (net of allowance for credit losses: 2024 - $13.6 and 2023 - $15.4)	2,506.3	2,064.1
Policy loans	135.3	128.5
Trading securities	304.2	222.7
Investments held by variable interest entities (net of allowance for credit losses: 2024 - $1.3 and 2023 - $3.1; amortized cost: 2024 - $437.0 and 2023 - $787.6)	432.3	768.6
Other invested assets	1,491.5	1,353.4
Total investments	27,872.1	26,140.4
Cash and cash equivalents - unrestricted	1,656.7	774.5
Cash and cash equivalents held by variable interest entities	341.0	114.5
Accrued investment income	286.4	251.5
Present value of future profits	161.0	180.7
Deferred acquisition costs	2,158.6	1,944.4
Reinsurance receivables (net of allowance for credit losses: 2024 - $3.0 and 2023 - $3.0)	3,854.7	4,040.7
Income tax assets, net	818.9	936.2
Assets held in separate accounts	3.3	3.1
Other assets	699.9	641.1
Total assets	$37,852.6	$35,027.1

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2024 and 2023
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2024	2023

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$17,615.8	$15,222.5
Future policy benefits	11,705.5	12,188.4
Market risk benefit liability	60.0	117.1
Liability for life insurance policy claims	61.1	62.1
Unearned and advanced premiums	226.8	218.9
Liabilities related to separate accounts	3.3	3.1
Other liabilities	1,161.8	848.8
Investment borrowings	2,188.8	2,189.3
Borrowings related to variable interest entities	497.6	820.8
Notes payable – direct corporate obligations	1,833.5	1,140.5
Total liabilities	35,354.2	32,811.5
Commitments and Contingencies (Note 8)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2024 - 101,618,957 and 2023 - 109,357,540)	1.0	1.1
Additional paid-in capital	1,632.5	1,891.5
Accumulated other comprehensive loss	(1,371.4)	(1,576.8)
Retained earnings	2,236.3	1,899.8
Total shareholders' equity	2,498.4	2,215.6
Total liabilities and shareholders' equity	$37,852.6	$35,027.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2024, 2023 and 2022
(Dollars in millions, except per share data)

	2024	2023	2022
Revenues:
Insurance policy income	$2,558.5	$2,505.5	$2,499.8
Net investment income (loss):
General account assets	1,419.4	1,250.2	1,179.0
Policyholder and other special-purpose portfolios	329.4	249.5	(163.1)
Investment gains (losses):
Realized investment losses	(75.6)	(69.3)	(17.9)
Other investment gains (losses)	25.7	0.3	(117.5)
Total investment losses	(49.9)	(69.0)	(135.4)
Fee revenue and other income	192.1	210.6	196.5
Total revenues	4,449.5	4,146.8	3,576.8
Benefits and expenses:
Insurance policy benefits	2,471.9	2,331.1	1,616.7
Liability for future policy benefits remeasurement loss	(41.1)	(21.2)	(15.6)
Change in fair value of market risk benefits	(60.5)	(34.2)	(141.5)
Interest expense	254.4	238.6	137.0
Amortization of deferred acquisition costs and present value of future profits	251.2	227.4	212.8
Other operating costs and expenses	1,055.3	1,048.3	950.9
Total benefits and expenses	3,931.2	3,790.0	2,760.3
Income before income taxes	518.3	356.8	816.5
Income tax expense	114.3	80.3	185.9
Net income	$404.0	$276.5	$630.6
Earnings per common share:
Basic:
Weighted average shares outstanding	106,144,000	113,275,000	115,733,000
Net income	$3.81	$2.44	$5.45
Diluted:
Weighted average shares outstanding	108,116,000	115,124,000	117,717,000
Net income	$3.74	$2.40	$5.36

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2024, 2023 and 2022
(Dollars in millions)

	2024	2023	2022
Net income	$404.0	$276.5	$630.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	(294.4)	823.6	(6,028.4)
Adjustment to discount rate for liability for future policy benefits	491.1	(367.3)	2,971.6
Adjustment to instrument-specific credit risk for market risk benefits	(3.4)	(7.4)	0.1
Reclassification adjustments:
For net realized investment losses included in net income	70.3	37.9	60.5
Other comprehensive income (loss) before tax	263.6	486.8	(2,996.2)
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(58.2)	(106.3)	665.2
Other comprehensive income (loss), net of tax	205.4	380.5	(2,331.0)
Comprehensive income (loss)	$609.4	$657.0	$(1,700.4)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2021	120,377	$1.2	$2,184.2	$373.7	$1,125.6	$3,684.7
Net income	—	—	—	—	630.6	630.6
Other comprehensive loss, net of tax	—	—	—	(2,331.0)	—	(2,331.0)
Common stock repurchased	(7,612)	(0.1)	(179.9)	—	—	(180.0)
Dividends on common stock	—	—	—	—	(65.0)	(65.0)
Employee benefit plans, net of shares used to pay tax withholdings	1,578	—	29.5	—	—	29.5
Balance, December 31, 2022	114,343	1.1	2,033.8	(1,957.3)	1,691.2	1,768.8
Net income	—	—	—	—	276.5	276.5
Other comprehensive income, net of tax	—	—	—	380.5	—	380.5
Common stock repurchased	(6,557)	—	(165.1)	—	—	(165.1)
Dividends on common stock	—	—	—	—	(67.9)	(67.9)
Employee benefit plans, net of shares used to pay tax withholdings	1,572	—	22.8	—	—	22.8
Balance, December 31, 2023	109,358	1.1	1,891.5	(1,576.8)	1,899.8	2,215.6
Net income	—	—	—	—	404.0	404.0
Other comprehensive income, net of tax	—	—	—	205.4	—	205.4
Common stock repurchased	(8,943)	(0.1)	(281.5)	—	—	(281.6)
Dividends on common stock	—	—	—	—	(67.5)	(67.5)
Employee benefit plans, net of shares used to pay tax withholdings	1,204	—	22.5	—	—	22.5
Balance, December 31, 2024	101,619	$1.0	$1,632.5	$(1,371.4)	$2,236.3	$2,498.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2024, 2023 and 2022
(Dollars in millions)

	2024	2023	2022
Cash flows from operating activities:
Insurance policy income	$2,348.4	$2,285.2	$2,300.2
Net investment income	1,414.8	1,328.9	1,154.5
Fee revenue and other income	168.7	205.3	149.2
Insurance policy benefits	(1,604.4)	(1,611.1)	(1,635.8)
Interest expense	(259.2)	(232.5)	(120.9)
Deferrable policy acquisition costs	(445.7)	(377.9)	(336.0)
Other operating costs	(939.8)	(955.9)	(981.9)
Income taxes	(55.1)	(59.1)	(33.9)
Net cash provided by operating activities	627.7	582.9	495.4
Cash flows from investing activities:
Sales of investments	3,240.2	1,388.6	3,253.6
Maturities and redemptions of investments	2,175.2	1,397.0	1,550.7
Purchases of investments	(6,803.0)	(3,591.9)	(6,482.0)
Net purchases of trading securities	(87.5)	(29.4)	(42.4)
Other	(13.5)	(36.6)	(61.2)
Net cash used by investing activities	(1,488.6)	(872.3)	(1,781.3)
Cash flows from financing activities:
Issuance of notes payable, net	691.0	—	—
Issuance of common stock	11.2	13.2	13.5
Payments to repurchase common stock	(300.2)	(166.1)	(190.1)
Common stock dividends paid	(67.7)	(68.1)	(64.8)
Amounts received for deposit products	3,932.2	2,111.7	3,022.6
Withdrawals from deposit products	(1,961.5)	(1,696.2)	(1,461.4)
Proceeds from financing arrangements	—	80.3	—
Payments on financing arrangements	(14.4)	(6.2)	—
Issuance of investment borrowings:
Federal Home Loan Bank	612.2	995.5	285.0
Related to variable interest entities	276.0	—	—
Payments on investment borrowings:
Federal Home Loan Bank	(612.7)	(445.8)	(361.3)
Related to variable interest entities and other	(596.5)	(284.8)	(44.4)
Net cash provided by financing activities	1,969.6	533.5	1,199.1
Net increase (decrease) in cash and cash equivalents	1,108.7	244.1	(86.8)
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	889.0	644.9	731.7
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$1,997.7	$889.0	$644.9

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

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for deferred acquisition costs, the present value of future profits, fair value measurements of certain investments (including derivatives), allowance for credit losses and other-than-temporary impairments of investments, assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation, guaranty fund assessment accruals, goodwill and intangible assets, and fee revenue.  If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The change in fair value of the income generating investments is recognized in income from policyholder and other special-purpose portfolios in the consolidated statement of operations. The change in fair value of securities with embedded derivatives is recognized in other investment gains (losses) in the consolidated statement of operations.

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed indexed annuity and life insurance products; (ii) company-owned life insurance ("COLI"); (iii) investments in the common stock of the Federal Home Loan Bank ("FHLB"); and (iv) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value, which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and hedge funds which are accounted for using the equity method. In accounting for limited partnerships and hedge funds, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is generally three months prior to the end of our reporting period. Our share of earnings in our equity method investments is recorded within net investment income in the consolidated statement of operations.

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

When an available for sale fixed maturity security's fair value is below the amortized cost, the security is considered impaired. If a portion of the decline is due to credit-related factors, we separate the credit loss component of the impairment from the amount related to all other factors. The credit loss component is recorded as an allowance and reported in other investment gains (losses) (limited to the difference between estimated fair value and amortized cost). The impairment related to all other factors (non-credit factors) is reported in accumulated other comprehensive income (loss) along with unrealized gains related to fixed maturity investments, available for sale, net of tax and related adjustments. The allowance is adjusted for any additional credit losses and subsequent recoveries. When recognizing an allowance associated with a credit loss, the cost basis is not adjusted. When we determine a security is uncollectible, the remaining amortized cost will be written off.

In determining the credit loss component, we discount the estimated cash flows on a security by security basis. We consider the impact of macroeconomic conditions on inputs used to measure the amount of credit loss. For most structured securities, cash flow estimates are based on bond-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity, prepayment speeds and structural support, including over-collateralization, excess spread, subordination and guarantees. For corporate bonds, cash flow estimates are derived by considering asset type, rating, time to maturity, and applying an expected loss rate.

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

Cash and Cash Equivalents

Cash and cash equivalents include invested cash and other investments purchased with original maturities of less than three months. Cash and cash equivalents are carried at amortized cost, which approximates estimated fair value. It is the Company's policy to offset negative cash balances with positive balances in other accounts with the same counterparty when agreements are in place permitting legal right of offset.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Deferred Acquisition Costs, Present Value of Future Profits and Sales Inducements

Deferred acquisition costs represent policy acquisition costs that have been capitalized and are subject to amortization. Capitalized costs are incremental costs directly related to the successful acquisition of new or renewal insurance contracts. Such costs consist primarily of commissions, underwriting, sales and contract issuance, advertising, and processing expenses. All other costs not eligible for capitalization, including certain advertising, market research, agent training, product development, unsuccessful sales and underwriting efforts, as well as indirect costs, are expensed as incurred. Contracts are grouped by contract type and issue year into cohorts consistent with the grouping used in estimating the associated liability. Deferred acquisition costs are amortized on a constant level basis for the grouped contracts over the expected term of the related contracts to approximate straight-line amortization. For life and health insurance products, the constant level basis used is policy counts. For all annuity products, the constant level basis used is premiums in force. The constant level bases used for amortization are projected using mortality and lapse assumptions that are based on our experience, industry data, and other factors and are consistent with those used for the liability for future policy benefits. If those projected assumptions change in future periods, they will be reflected in the cohort level amortization basis at the time. Unexpected lapses, due to higher mortality and lapse experience than expected, are recognized in the current period as a reduction of the capitalized balances. Changes in future estimates are recognized prospectively over the remaining expected contract term. The carrying amount of deferred acquisition costs is not subject to recovery testing.

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

Certain of our annuity products offer sales inducements to contract holders in the form of enhanced crediting rates or bonus payments in the initial period of the contract.  Certain of our life insurance products offer persistency bonuses credited to the contract holder's balance after the policy has been outstanding for a specified period of time.  These enhanced rates and persistency bonuses are considered sales inducements in accordance with GAAP.  Such amounts are deferred and amortized in the same manner as deferred acquisition costs and are classified as deferred acquisition costs in the consolidated balance sheet. Unlike deferred acquisition costs, such amounts are considered contractual cash flows and, as a result, are subject to periodic recovery testing.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Goodwill and Intangible Assets

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022), a leading national provider of year-round, technology-driven employee benefits management services to employers and employees. Optavise provides personalized benefits education, advocacy and transparency, and communications compliance services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. Another company acquired in 2019, Web Benefits Design Corporation ("WBD"), has been operating on an integrated basis with Optavise and was legally merged into Optavise during 2023. Goodwill and other intangible assets of Optavise totaled approximately $69.5 million and $28.1 million, respectively, at December 31, 2024 and are assigned to the Optavise reporting unit. The value of goodwill and other intangible assets were $69.5 million and $32.9 million, respectively, at December 31, 2023. The business of Optavise is included in our Fee income segment.

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Goodwill is tested annually for impairment and whenever indicators of impairment arise in accordance with Accounting Standards Codification 350, Intangibles and Other (“ASC 350”). The Company first performs a qualitative assessment to determine whether it is more likely than not a goodwill impairment exists, and if an indication of potential impairment results from the qualitative assessment, a quantitative assessment is performed. The Company prepares a quantitative assessment to determine the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on revenue multiple data from peer companies and relevant observable market transactions, if available. If an impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value of the reporting unit up to the carrying amount of goodwill.

During the fourth quarter of 2024, the Company performed a quantitative impairment assessment in accordance with ASC 350. As a result of this impairment test, we determined that the fair value of the Optavise reporting unit exceeded its carrying value and therefore, goodwill was not impaired.

While future cash flows utilized in the quantitative impairment test are consistent with those that are used in our internal planning process, estimating cash flows requires significant judgment. Future changes to our projected cash flows can vary from the cash flows eventually realized, which may have a material impact on the outcomes of future goodwill impairment tests. The Company also uses a weighted average cost of capital that represents the blended average required rate of return for equity and debt capital based on observed market return data and company specific risk factors. The estimated fair value of the Optavise reporting unit is highly sensitive to changes in the weighted average cost of capital and terminal value estimates. For example, increasing the weighted average cost of capital by 300 basis points or decreasing the terminal value by 13 percent would result in the carrying value of the Optavise reporting unit exceeding its fair value, resulting in goodwill impairment.

Market Risk Benefits

Market risk benefits ("MRBs") are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and non-market assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Changes in fair value are recognized in earnings each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (loss). MRBs in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Policyholder Account Balances

Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. It includes the policyholder account values adjusted for the amount of reserves above (below) policyholder account values. Policyholder account values include accumulated account deposits, plus interest credited, less policyholder withdrawals and, if applicable, charges assessed. This balance also includes liabilities for the funding agreements associated with our funding agreement-backed notes ("FABN") program.

Total liabilities for insurance products related to our fixed indexed annuities are comprised of: (i) the liability related to the host contract; and (ii) the fair market value of the embedded derivatives as summarized below (dollars in millions):

	December 31, 2024	December 31, 2023
Fixed indexed annuity insurance liabilities:
Host contract liability	$8,972.6	$8,301.9
Embedded derivatives at fair value	1,493.2	1,376.7
Total fixed indexed annuity insurance liabilities	$10,465.8	$9,678.6

Liability for Future Policy Benefits

The liability for future policy benefits is the present value of estimated future policy benefits to be paid to or on behalf of policyholders and certain related expenses (where the timing and amount of payment depends on policyholder mortality or morbidity), less the present value of estimated future net premiums to be collected from policyholders (where net premiums are gross premiums multiplied by the net premium ratio discussed below). The liability for future policy benefits is accrued over time as premium revenue is recognized. The liability is estimated using current assumptions that include discount rates, mortality, morbidity, lapse/withdrawal rates and expenses. Such assumptions are based on our historical experience, industry data, and other factors that are inherently uncertain.

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

Our long duration insurance contracts are grouped into annual calendar-year cohorts primarily based on the contractual issue date, marketing distribution channel, legal entity and product type. Single premium contracts are grouped into separate cohorts from other traditional products. Riders are generally combined with the base policy. Insurance contracts issued prior to the Effective Date are grouped by marketing distribution channel, legal entity and product type in a single issue year cohort. The liability is adjusted for differences between actual and expected experience. We review our historical and future cash flow assumptions quarterly and update the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, we update our estimates of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted at the original contract issuance discount rate. This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the consolidated statement of operations. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
If a cohort is in a loss position where the liability for future policy benefits plus the present value of expected future gross premiums is determined to be insufficient to provide for expected future policy benefits and claim settlement costs, the net premium ratio is capped at 100 percent. When this occurs, all changes in expected benefits resulting from both actual experience deviations and changes in future assumptions are recognized immediately.

The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield ("A" credit rated corporate bond yield) at contract inception for contracts issued after January 1, 2021. The contract inception date for contracts issued by the Predecessor is September 10, 2003. The discount rate in effect at contract inception is locked-in for the calculation of the net premium ratio and accretion of interest cost on the liability is recorded through net income. However, for balance sheet remeasurement purposes, the discount rate is updated using the current rate at each reporting period with the impact resulting from such updates recorded in other comprehensive income (loss).

We develop discount rate curves for discounting cash flows to calculate the liability for future policy benefits based on the duration characteristics of the underlying liabilities. For liability cash flows that are projected beyond the duration of market-observable A-credit-rated fixed income instruments, we use the last market-observable yield level and use linear interpolation to determine yield assumptions for durations that do not have market-observable yields.

Liability for Life Insurance Policy Claims

The liability for life insurance policy claims includes life policy and contract claims, including incurred but not reported claims. The liability for these claims is based on our estimated ultimate cost to settle all claims that have been incurred as of the reporting date. Such amounts are estimated based on an analysis of historical patterns of claims, which are continually reviewed and updated. Adjustments resulting from differences between our estimates and actual payments are recognized in the period the estimates are made or claims are paid.

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

Accounting for Certain Marketing Agreements and Other Fee Income

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

The recognition of fee revenue and the distribution expenses paid to our agents results from approval of an application by the third-party insurance companies, which we define as our customers. We recognize the net lifetime revenue expected to be earned on these sales, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when such net lifetime revenue can be reasonably estimated. The assumptions and constraints used to recognize such net revenue are based on available historical data. To the extent we make changes to the assumptions we use to calculate revenue on these products, we will recognize the impact of the changes in the period in which the change is made. When sufficient historical data is not available or when we cannot otherwise reasonably estimate net lifetime revenue, revenue is recognized when payment is made.

In addition, services provided by Optavise and revenues from the operations of our broker-dealer and registered investment advisor are recorded as fee revenue and other income in our consolidated statement of operations.

Total revenues related to these arrangements was $190.5 million, $177.6 million, and $169.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. We typically collect payment related to these contract assets within one to five years.

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

The cost of reinsurance ceded totaled $183.1 million, $195.2 million and $206.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $395.5 million, $409.5 million and $388.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $15.5 million, $16.6 million and $18.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Insurance policy benefits related to reinsurance assumed totaled $26.1 million, $21.8 million and $25.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Income Taxes

Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities and net operating loss ("NOL") carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or paid.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period when the changes are enacted.

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

Investments in Variable Interest Entities

We have concluded that we are the primary beneficiary with respect to certain variable interest entities ("VIEs"), which are consolidated in our financial statements. All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of commercial bank loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment in each VIE.

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

At December 31, 2024, we held investments of $446.2 million in various limited partnerships and hedge funds, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet. At December 31, 2024, we had unfunded commitments to these partnerships totaling $491.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Investment Borrowings

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2024, the carrying value of the FHLB common stock was $94.6 million.  As of December 31, 2024, collateralized borrowings from the FHLB totaled $2,188.8 million and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2,790.1 million at December 31, 2024, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2024
$21.8	May 2025	Variable rate – 4.773%
17.5	June 2025	Fixed rate – 2.940%
125.0	September 2025	Variable rate – 4.720%
50.0	January 2026	Variable rate – 5.072%
50.0	January 2026	Variable rate – 5.047%
100.0	January 2026	Variable rate – 4.790%
5.0	May 2026	Variable rate – 4.796%
21.8	May 2026	Variable rate – 4.680%
50.0	May 2026	Variable rate – 4.640%
10.0	November 2026	Variable rate – 4.844%
75.0	December 2026	Variable rate – 4.710%
75.0	January 2027	Variable rate – 4.928%
50.0	January 2027	Variable rate – 5.082%
50.0	January 2027	Variable rate – 4.826%
100.0	January 2027	Variable rate – 4.995%
100.0	February 2027	Variable rate – 4.906%
50.0	April 2027	Variable rate – 4.633%
50.0	May 2027	Variable rate – 4.643%
100.0	June 2027	Variable rate – 4.740%
10.0	June 2027	Variable rate – 4.963%
15.5	July 2027	Variable rate – 4.786%
50.0	July 2027	Variable rate – 5.003%
50.0	July 2027	Variable rate – 5.006%
100.0	August 2027	Variable rate – 5.093%
12.5	September 2027	Variable rate – 4.896%
57.7	November 2027	Variable rate – 4.800%
100.0	December 2027	Variable rate – 5.009%
100.0	December 2027	Variable rate – 4.946%
50.0	December 2027	Variable rate – 4.796%
75.0	January 2028	Variable rate – 4.833%
50.0	January 2028	Variable rate – 5.122%
50.0	January 2028	Variable rate – 5.049%
34.5	February 2028	Variable rate – 4.953%
100.0	February 2028	Variable rate – 4.996%
22.0	February 2028	Variable rate – 4.985%
21.0	February 2028	Variable rate – 4.969%
100.0	February 2028	Variable rate – 4.926%
27.0	July 2028	Variable rate – 4.816%
15.0	July 2028	Variable rate – 4.750%
35.0	August 2028	Variable rate – 4.760%
12.5	September 2028	Variable rate – 4.992%
$2,188.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The variable rate borrowings are pre-payable on each interest reset date without penalty.  The fixed rate borrowings of $17.5 million are pre-payable subject to payment of a yield maintenance fee based on prevailing market interest rates.

Interest expense of $123.2 million, $104.7 million and $33.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, was recognized related to total borrowings from the FHLB.

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

The value of the embedded derivative is based on the estimated cost to fulfill our commitment to fixed indexed annuity policyholders by purchasing a series of annual forward options over the duration of the policy that back the potential return based on a percentage of the amount of increase in the value of the appropriate index. In estimating the future cost to purchase the options, we are required to make assumptions regarding: (i) future index values to determine both the future notional amounts at each anniversary date and the future prices of the forward starting options; (ii) future annual participation rates; and (iii) non-economic factors related to policy persistency.

The value of the embedded derivatives is determined based on the present value of estimated future option costs discounted using a risk-free rate adjusted for our non-performance risk and risk margins for non-capital market inputs. The non-performance risk adjustment is determined by taking into consideration publicly available information related to spreads in the secondary market for debt with credit ratings similar to ours. These observable spreads are then adjusted to reflect the priority of these liabilities and the claim paying ability of the issuing insurance subsidiaries. Changes in fair value of such embedded derivatives are included in insurance policy benefits in the consolidated statement of operations.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Revision of Prior Period Amounts

Certain amounts presented in the prior years’ consolidated balance sheet and consolidated statement of operations as of December 31, 2023 and December 31, 2022, and related footnotes thereto have been corrected to conform with the 2024 presentation.

During the fourth quarter of 2024, the Company corrected certain immaterial errors that resulted in misclassifications related to:

Market Risk Benefits

The Company previously recorded, at transaction inception, the fair value of the market risk benefit (MRB) in policyholder account balances, resulting in no initial MRB presented separately on the consolidated balance sheet. MRBs are required to be presented separately in the consolidated balance sheet. Subsequent to transaction inception, the resulting accumulated change in the fair value of the MRBs was recorded as market risk benefits within the consolidated balance sheet. Additionally, the transaction’s resulting policyholder account balance discount was accreted in change in fair value of MRBs. This accretion should have been recorded in insurance policy benefits within the consolidated statement of operations.

To correct for the error, the Company decreased market risk benefit assets by $75.4 million, increased market risk benefit liabilities by $109.7 million, and decreased policyholder account balances by $185.1 million on the consolidated balance sheet as of December 31, 2023. Within the consolidated statement of operations for years ended December 31, 2023 and 2022, the Company increased insurance policy benefits by $12.9 million and $1.3 million, and decreased change in fair value of market risk benefits by $12.9 million and $1.3 million, respectively.

Embedded Derivatives

The Company previously presented embedded derivatives related to our annuities segment within policyholder account balances at contract inception, and the related accumulated change in fair value within future policy benefits. The entirety of the embedded derivatives are now reflected within policyholder account balances, resulting in a decrease in policyholder account balances of $260.2 million and increase in future policy benefits of $260.2 million in the Company’s consolidated balance sheet as of December 31, 2023. The Company determined that these corrections were not material to the previously issued interim or annual consolidated financial statements. These corrections had no impact on the previously reported net income, total shareholders' equity, or to the consolidated statement of cash flows.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Adopted Accounting Standards

Effective January 1, 2023, we adopted Accounting Standards Update 2018-12 ("ASU 2018-12") related to targeted improvements to the accounting for long-duration insurance contracts, with a transition date of January 1, 2021 (the "Transition Date"). The new guidance: (i) improved the timeliness of recognizing changes in the liability for future benefits and modifies the rate used to discount future cash flows; (ii) simplified and improved the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts; (iii) simplified the amortization of deferred acquisition costs; and (iv) required enhanced disclosures, including disaggregated rollforwards of the liability for future policy benefits, policyholder account liabilities, MRBs and deferred acquisition costs. Additionally, qualitative and quantitative information about expected cash flows, estimates and assumptions is required. The new measurement guidance for traditional and limited-payment contract liabilities and the new guidance for the amortization of deferred acquisition costs was adopted on a modified retrospective transition approach. For contracts in-force at the Transition Date, we continue to use the existing locked-in investment yield interest rate assumption to calculate the net premium ratio, rather than the upper-medium grade fixed income corporate instrument yield. However, for balance sheet remeasurement purposes, the current upper-medium grade fixed income corporate instrument yield is used at transition through accumulated other comprehensive income (loss) and subsequently through other comprehensive income (loss). For MRBs, we used the required retrospective application and were able to use actual assumption information to measure fair value components to the extent assumptions in a prior period were unobservable or otherwise unavailable.

We selected the modified retrospective transition method, except for MRBs where we are required to use the full retrospective approach. Pursuant to ASU 2018-12, the account balances subject to the guidance were recast on the Transition Date.

We adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07") effective January 1, 2024. ASU 2023-07 is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Such requirements include: (i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss on an annual and interim basis; (ii) disclosures of an amount for other segment items by reportable segment and a description of its composition on an annual and interim basis (the other segment items category is the difference between segment revenues less the segment expenses disclosed pursuant to the new guidance); (iii) providing all annual disclosures on a reportable segment’s profit or loss and assets currently required by Financial Accounting Standards Board ("FASB") ASC Topic 280, Segment Reporting, in interim periods; and (iv) specifying the title and position of the CODM and an explanation of how the CODM uses the reported measures to assess segment performance and make decisions about allocating resources. The adoption of ASU 2023-07 did not have an impact on our financial position or results of operations, and did not have a material impact on our disclosures. The adoption was made retrospectively.

Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). ASU 2023-09 is effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted). The adoption of ASU 2023-09 will modify our disclosures but will not have an impact on our financial position or results of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The Company is currently evaluating the effect of this update on its consolidated financial statements and related disclosures.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
3. INVESTMENTS

At December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,107.1	$55.5	$(1,632.9)	$(22.5)	$11,507.2
Certificates of deposit	470.0	18.3	—	—	$488.3
United States Treasury securities and obligations of United States government corporations and agencies	214.8	—	(28.6)	—	186.2
States and political subdivisions	3,238.3	12.1	(434.6)	(0.5)	2,815.3
Foreign governments	107.3	0.1	(15.3)	(0.9)	91.2
Asset-backed securities	1,475.1	7.5	(56.6)	(0.1)	1,425.9
Agency residential mortgage-backed securities	819.8	5.3	(5.5)	—	819.6
Non-agency residential mortgage-backed securities	1,253.4	11.5	(121.6)	—	1,143.3
Collateralized loan obligations	1,015.2	5.6	(4.0)	—	1,016.8
Commercial mortgage-backed securities	2,275.3	3.7	(157.8)	—	2,121.2
Total investment grade fixed maturities, available for sale	23,976.3	119.6	(2,456.9)	(24.0)	21,615.0
Below-investment grade (a) (b):
Corporate securities	678.2	4.9	(30.4)	(8.6)	644.1
States and political subdivisions	23.6	0.1	(1.8)	(2.9)	19.0
Asset-backed securities	99.5	0.8	(9.9)	—	90.4
Non-agency residential mortgage-backed securities	382.9	22.0	(9.2)	—	395.7
Commercial mortgage-backed securities	103.8	—	(25.9)	(1.6)	76.3
Total below-investment grade fixed maturities, available for sale	1,288.0	27.8	(77.2)	(13.1)	1,225.5
Total fixed maturities, available for sale	$25,264.3	$147.4	$(2,534.1)	$(37.1)	$22,840.5
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2024 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,091.7	$14,522.4	63.6%
2	8,261.4	7,480.6	32.8
Total NAIC 1 and 2 (investment grade)	24,353.1	22,003.0	96.4
3	635.2	598.6	2.6
4	236.2	211.2	0.9
5	18.6	13.9	0.1
6	21.2	13.8	—
Total NAIC 3,4,5 and 6 (below-investment grade)	911.2	837..5	3.6
	$25,264.3	$22,840.5	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
At December 31, 2023, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade:
Corporate securities	$12,590.8	$73.0	$(1,347.8)	$(26.6)	$11,289.4
United States Treasury securities and obligations of United States government corporations and agencies	207.6	0.1	(13.3)	—	194.4
States and political subdivisions	2,887.2	31.3	(360.2)	(0.6)	2,557.7
Foreign governments	92.7	1.2	(10.4)	(0.4)	83.1
Asset-backed securities	1,364.5	3.9	(92.4)	(0.1)	1,275.9
Agency residential mortgage-backed securities	639.0	9.5	(0.5)	—	648.0
Non-agency residential mortgage-backed securities	1,170.8	7.0	(136.3)	—	1,041.5
Collateralized loan obligations	1,042.5	3.3	(13.0)	—	1,032.8
Commercial mortgage-backed securities	2,386.9	0.7	(240.9)	—	2,146.7
Total investment grade fixed maturities, available for sale	22,382.0	130.0	(2,214.8)	(27.7)	20,269.5
Below-investment grade:
Corporate securities	596.1	1.7	(34.6)	(15.1)	548.1
States and political subdivisions	9.6	—	(0.5)	(0.1)	9.0
Asset-backed securities	111.7	0.2	(15.4)	—	96.5
Non-agency residential mortgage-backed securities	499.3	28.8	(16.4)	—	511.7
Commercial mortgage-backed securities	100.5	—	(29.1)	—	71.4
Total below-investment grade fixed maturities, available for sale	1,317.2	30.7	(96.0)	(15.2)	1,236.7
Total fixed maturities, available for sale	$23,699.2	$160.7	$(2,310.8)	$(42.9)	$21,506.2
Below-Investment Grade Securities

At December 31, 2024, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,288.0 million, or 5.1 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,225.5 million, or 95 percent of the amortized cost. Based on the credit quality ratings assigned by the NAIC: (i) the amortized cost of our below-investment grade fixed maturities was $911.2 million, or 3.6 percent of our fixed maturity portfolio; and (ii) the estimated fair value of such below-investment grade fixed maturities was $837.5 million or 92 percent, of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$687.7	$705.3
Due after one year through five years	2,378.9	2,322.4
Due after five years through ten years	2,056.3	2,004.4
Due after ten years	12,716.4	10,719.1
Subtotal	17,839.3	15,751.2
Structured securities	7,425.0	7,089.3
Total fixed maturities, available for sale	$25,264.3	$22,840.5

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2024	2023	2022
General account assets:
Fixed maturities	$1,222.1	$1,142.9	$1,084.1
Equity securities	35.0	1.7	5.9
Mortgage loans	126.5	97.4	63.0
Policy loans	9.0	8.6	8.4
Other invested assets	26.8	8.2	38.0
Cash and cash equivalents	39.0	20.9	5.9
Policyholder and other special-purpose portfolios:
Trading securities	5.0	6.5	7.7
Options related to fixed indexed products:
Option income (loss)	243.6	(48.3)	(6.3)
Change in value of options	12.2	177.3	(200.3)
Other special-purpose portfolios	68.7	114.0	35.8
Gross investment income	1,787.9	1,529.2	1,042.2
Less investment expenses	39.1	29.5	26.3
Net investment income	$1,748.8	$1,499.7	$1,015.9

At December 31, 2024, the amortized cost and carrying value of fixed maturities that were non-income producing during 2024 totaled $5.7 million and $4.1 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	2024	2023	2022
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$11.5	$13.4	$99.8
Gross realized losses on sales of fixed maturities, available for sale	(54.9)	(58.9)	(104.0)
Equity securities, net	—	(0.6)	(8.3)
Other, net	(32.2)	(23.2)	(5.4)
Total realized investment gains (losses)	(75.6)	(69.3)	(17.9)
Change in allowance for credit losses and write-downs (a)	(2.6)	8.1	(52.6)
Change in fair value of equity securities (b)	(0.4)	0.4	(2.9)
Gain on dissolution of variable interest entities	3.9	—	—
Other changes in fair value (c)	24.8	(8.2)	(62.0)
Other investment gains (losses)	25.7	0.3	(117.5)
Total investment gains (losses)	$(49.9)	$(69.0)	$(135.4)
_________________
(a)    Changes in the allowance for credit losses includes $1.8 million, $2.4 million and $(1.8) million for the years ended December 31, 2024, 2023 and 2022, respectively, related to investments held by VIEs.
(b)    Changes in the estimated fair value of equity securities (that were still held as of the end of the respective years) were $(0.3) million, $0.1 million and $(7.3) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(c)    Changes in the estimated fair value of trading securities that we have elected the fair value option (that were still held as of the end of the respective years) were $3.7 million, $(2.0) million and $(43.3) million for the years ended December 31, 2024, 2023 and 2022, respectively.

During 2024, we recognized net investment losses of $49.9 million, which were comprised of: (i) $75.6 million of net losses from the sales of investments; (ii) $0.4 million of losses related to equity securities, including the change in fair value; (iii) the net increase in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $24.4 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.4 million; (v) $3.9 million of gains related to the liquidation of VIEs; and (vi) investment write-downs partially offset by a net decrease in the allowance for credit losses of $2.6 million.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
During 2024, the $54.9 million of realized losses on sales of $1,432.0 million of fixed maturity securities, available for sale, included: (i) $35.7 million related to various corporate securities; (ii) $12.5 million related to commercial mortgage-backed securities; and (iii) $6.7 million related to various other investments. Securities are generally sold at a loss following unforeseen issuer-specific events or conditions or shifts in perceived relative values.  These reasons include but are not limited to: (i) changes in the investment environment; (ii) expectation that the market value could deteriorate; (iii) our desire to reduce our exposure to an asset class, an issuer or an industry; (iv) prospective or actual changes in credit quality; or (v) changes in expected portfolio cash flows.

During 2023, the $58.9 million of realized losses on sales of $712.2 million of fixed maturity securities, available for sale included: (i) $48.8 million related to various corporate securities; (ii) $6.7 million related to commercial mortgage-backed securities; and (iii) $3.4 million related to various other investments.

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

The following summarizes the investments sold at a loss during 2024 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	6	$8.0	$5.8
Greater than or equal to 6 months and less than 12 months prior to sale	1	0.5	0.4
Greater than 12 months prior to sale	7	25.7	11.8
		$34.2	$18.0

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$133.0	$131.8
Due after one year through five years	1,618.5	1,551.5
Due after five years through ten years	1,244.2	1,166.8
Due after ten years	11,659.1	9,625.7
Subtotal	14,654.8	12,475.8
Structured securities	4,693.4	4,301.2
Total	$19,348.2	$16,777.0

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2024 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	2	$25.2	$(6.4)	$18.8
Greater than 12 months	4	49.8	(19.0)	30.8
Total		$75.0	$(25.4)	$49.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2024 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$1,200.7	$(35.5)	$4,035.6	$(740.7)	$5,236.3	$(776.2)
United States Treasury securities and obligations of United States government corporations and agencies	44.7	(3.8)	141.5	(24.8)	186.2	(28.6)
States and political subdivisions	831.9	(20.5)	896.1	(212.1)	1,728.0	(232.6)
Foreign governments	17.4	(1.0)	10.0	(1.1)	27.4	(2.1)
Asset-backed securities	124.8	(1.3)	807.9	(64.3)	932.7	(65.6)
Agency residential mortgage-backed securities	297.1	(5.3)	3.1	(0.2)	300.2	(5.5)
Non-agency residential mortgage-backed securities	128.0	(1.4)	884.6	(129.4)	1,012.6	(130.8)
Collateralized loan obligations	162.9	(0.7)	66.8	(3.3)	229.7	(4.0)
Commercial mortgage-backed securities	174.5	(1.2)	1,642.7	(182.5)	1,817.2	(183.7)
Total fixed maturities, available for sale	$2,982.0	$(70.7)	$8,488.3	$(1,358.4)	$11,470.3	$(1,429.1)

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2023 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$332.0	$(5.3)	$5,199.0	$(640.6)	$5,531.0	$(645.9)
United States Treasury securities and obligations of United States government corporations and agencies	126.7	(10.2)	34.5	(3.1)	161.2	(13.3)
States and political subdivisions	236.9	(3.8)	990.0	(181.2)	1,226.9	(185.0)
Foreign governments	6.2	—	21.1	(2.3)	27.3	(2.3)
Asset-backed securities	46.9	(0.8)	1,066.8	(106.0)	1,113.7	(106.8)
Agency residential mortgage-backed securities	73.4	(0.4)	7.1	(0.1)	80.5	(0.5)
Non-agency residential mortgage-backed securities	69.0	(1.3)	1,062.9	(151.4)	1,131.9	(152.7)
Collateralized loan obligations	75.0	(0.3)	590.9	(12.7)	665.9	(13.0)
Commercial mortgage-backed securities	203.8	(2.4)	1,914.1	(267.6)	2,117.9	(270.0)
Total fixed maturities, available for sale	$1,169.9	$(24.5)	$10,886.4	$(1,365.0)	$12,056.3	$(1,389.5)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Based on management's current assessment of investments with unrealized losses at December 31, 2024, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for each of the three years ended December 31, 2024 (dollars in millions):

	Corporate securities	States and political subdivisions	Foreign governments	Asset-backed securities	Commercial mortgage-backed securities	Total
Allowance at December 31, 2021	$7.4	$—	$0.2	$—	$—	$7.6
Additions for securities for which credit losses were not previously recorded	48.9	0.7	0.5	0.3	—	50.4
Additions (reductions) for securities where an allowance was previously recorded	10.3	0.3	(0.3)	—	—	10.3
Reduction for securities disposed during the period	(12.2)	(0.1)	—	—	—	(12.3)
Allowance at December 31, 2022	54.4	0.9	0.4	0.3	—	56.0
Additions for securities for which credit losses were not previously recorded	7.3	0.3	0.1	—	—	7.7
Additions (reductions) for securities where an allowance was previously recorded	(7.3)	(0.4)	—	(0.2)	—	(7.9)
Reduction for securities disposed during the period	(12.7)	(0.1)	(0.1)	—	—	(12.9)
Allowance at December 31, 2023	41.7	0.7	0.4	0.1	—	42.9
Additions for securities for which credit losses were not previously recorded	8.9	—	0.3	—	1.6	10.8
Additions (reductions) for securities where an allowance was previously recorded	(9.2)	2.7	0.3	—	—	(6.2)
Reduction for securities disposed during the period	(10.3)	(0.1)	—	—	—	(10.4)
Allowance at December 31, 2024	$31.1	$3.3	$1.0	$0.1	$1.6	$37.1

Structured Securities

At December 31, 2024, fixed maturity investments included structured securities with an estimated fair value of $7.1 billion (or 31.0 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2024.

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

The amortized cost and estimated fair value of structured securities at December 31, 2024, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,574.6	$1,516.4	6.6%
Agency residential mortgage-backed securities	819.8	819.6	3.6
Non-agency residential mortgage-backed securities	1,636.3	1,539.1	6.7
Collateralized loan obligations	1,015.2	1,016.8	4.5
Commercial mortgage-backed securities	2,379.1	2,197.4	9.6
Total structured securities	$7,425.0	$7,089.3	31.0%

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At December 31, 2024, we held commercial mortgage loan investments with an amortized cost and fair value of $1,501.4 million and $1,344.2 million, respectively. Approximately 17 percent, 7 percent, 6 percent, 6 percent and 5 percent of the commercial mortgage loan balance were on properties located in California, Maryland, Wisconsin, Utah and Georgia, respectively. No other state comprised greater than five percent of the commercial mortgage loan balance. At December 31, 2024, there were no commercial mortgage loans in process of foreclosure.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2024 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2024	2023	2022	2021	2020	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$153.9	$170.6	$130.1	$134.1	$37.5	$443.4	$1,069.6	$962.1	$4,189.1
60% to less than 70%	31.3	92.9	39.1	5.8	—	28.5	197.6	181.2	304.6
70% to less than 80%	—	42.3	77.6	—	—	38.5	158.4	139.2	214.6
80% to less than 90%	—	—	61.2	—	—	—	61.2	51.7	75.9
90% or greater	—	—	—	—	—	14.6	14.6	10.0	15.1
Total	$185.2	$305.8	$308.0	$139.9	$37.5	$525.0	$1,501.4	$1,344.2	$4,799.3
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2024, we held residential mortgage loan investments with an amortized cost of $1,018.6 million and a fair value of $1,031.8 million. Our primary credit quality indicator for these investments is whether the loan is current or non-current. We define non-current loans as those that are 90 or more days past due and/or in nonaccrual status. At December 31, 2024, there were 21 residential mortgage loans that were non-current with an amortized cost of $15.6 million (of which, eight loans with an amortized cost of $3.7 million were in foreclosure).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The allowance for estimated credit losses is measured using a loss-rate method on an individual asset basis. Inputs used include asset-specific characteristics, current economic conditions, historical loss information and reasonable and supportable forecasts about future economic conditions. The following table summarizes changes in the allowance for credit losses related to mortgage loans for each of the three years ended December 31, 2024 (dollars in millions):

Mortgage loans
Allowance for credit losses at December 31, 2021	$5.6
Current period provision for expected credit losses	2.4
Allowance for credit losses at December 31, 2022	8.0
Current period provision for expected credit losses	7.4
Allowance for credit losses at December 31, 2023	15.4
Current period provision for expected credit losses	(1.8)
Allowance for credit losses at December 31, 2024	$13.6

Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate fair value of $38.2 million and $38.0 million at December 31, 2024 and 2023, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2024 and 2023.

4. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives.  We carry our COLI, which is invested in a series of mutual funds, at its cash surrender value, which approximates fair value. In addition, we disclose fair value for certain financial instruments that are not carried at fair value, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products and funding agreements, investment borrowings, notes payable and borrowings related to VIEs.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
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

•Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker-dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities, certain structured securities, mortgage loans, policy loans, and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed indexed annuity products and to a modified coinsurance arrangement), and funding agreements since their values include significant unobservable inputs, including actuarial assumptions.

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

•Investments held by VIEs

Corporate securities are generally priced using market and income approaches using independent pricing vendors. Inputs generally consist of issuer rating, benchmark yields, maturity, and credit spreads.

•Other invested assets - derivatives

The fair value measurements for derivative instruments, including embedded derivatives requiring bifurcation, are determined based on the consideration of several inputs including closing exchange or over-the-counter market price quotes, time value and volatility factors underlying options, market interest rates and non-performance risk.

Third-party pricing services normally derive security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon observable market information.  If there are no recently reported trades, the third-party pricing services may use matrix or model processes to develop a security price where future cash flow expectations are discounted at an estimated risk-adjusted market rate.  The number of prices obtained for a given security is dependent on the Company's analysis of such prices as further described below.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2024 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,023.1	$128.0	$12,151.1
Certificates of deposit	—	488.3	—	488.3
United States Treasury securities and obligations of United States government corporations and agencies	—	186.2	—	186.2
States and political subdivisions	—	2,834.3	—	2,834.3
Foreign governments	—	91.2	—	91.2
Asset-backed securities	—	1,496.6	19.8	1,516.4
Agency residential mortgage-backed securities	—	819.6	—	819.6
Non-agency residential mortgage-backed securities	—	1,539.1	—	1,539.1
Collateralized loan obligations	—	1,012.8	4.0	1,016.8
Commercial mortgage-backed securities	—	2,193.4	4.1	2,197.5
Total fixed maturities, available for sale	—	22,684.6	155.9	22,840.5
Equity securities - corporate securities	64.0	24.6	73.4	162.0
Trading securities:
Asset-backed securities	—	40.6	—	40.6
Agency residential mortgage-backed securities	—	97.1	—	97.1
Non-agency residential mortgage-backed securities	—	53.3	—	53.3
Collateralized loan obligations	—	9.5	—	9.5
Commercial mortgage-backed securities	—	103.7	—	103.7
Total trading securities	—	304.2	—	304.2
Investments held by variable interest entities - corporate securities	—	432.3	—	432.3
Other invested assets:
Derivatives	—	279.0	—	279.0
Residual tranches	—	1.5	95.4	96.9
Total other invested assets	—	280.5	95.4	375.9
Assets held in separate accounts	—	3.3	—	3.3
Total assets carried at fair value by category	$64.0	$23,729.5	$324.7	$24,118.2

Liabilities:
Market risk benefit liability	$—	$—	$60.0	$60.0
Embedded derivatives associated with fixed indexed annuity products	—	—	1,493.2	1,493.2
Total liabilities carried at fair value by category	$—	$—	$1,553.2	$1,553.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2023 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,678.2	$159.3	$11,837.5
Certificates of deposit	—	—	—	—
United States Treasury securities and obligations of United States government corporations and agencies	—	194.4	—	194.4
States and political subdivisions	—	2,566.7	—	2,566.7
Foreign governments	—	83.1	—	83.1
Asset-backed securities	—	1,346.9	25.5	1,372.4
Agency residential mortgage-backed securities	—	648.0	—	648.0
Non-agency residential mortgage-backed securities	—	1,553.2	—	1,553.2
Collateralized loan obligations	—	1,032.8	—	1,032.8
Commercial mortgage-backed securities	—	2,205.0	13.1	2,218.1
Total fixed maturities, available for sale	—	21,308.3	197.9	21,506.2
Equity securities - corporate securities	24.2	—	72.7	96.9
Trading securities:
Asset-backed securities	—	32.8	—	32.8
Collateralized loan obligations	—	9.0	—	9.0
Agency residential mortgage-backed securities	—	3.5	—	3.5
Non-agency residential mortgage-backed securities	—	58.5	—	58.5
Commercial mortgage-backed securities	—	118.9	—	118.9
Total trading securities	—	222.7	—	222.7
Investments held by variable interest entities - corporate securities	—	768.6	—	768.6
Other invested assets:
Derivatives	—	239.2	—	239.2
Residual tranches	—	7.5	31.5	39.0
Total other invested assets	—	246.7	31.5	278.2
Assets held in separate accounts	—	3.1	—	3.1
Total assets carried at fair value by category	$24.2	$22,549.4	$302.1	$22,875.7

Liabilities:
Market risk benefit liability	$—	$—	$117.1	$117.1
Embedded derivatives associated with fixed indexed annuity products	—	—	1,376.7	1,376.7
Total liabilities carried at fair value by category	$—	$—	$1,493.8	$1,493.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2024
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,376.0	$2,376.0	$2,506.3
Policy loans	—	—	135.3	135.3	135.3
Other invested assets:
Company-owned life insurance (a)	—	402.1	—	402.1	402.1
Cash and cash equivalents:
Unrestricted	1,656.7	—	—	1,656.7	1,656.7
Held by variable interest entities	341.0	—	—	341.0	341.0
Liabilities:
Policyholder account balances	—	—	17,615.8	17,615.8	17,615.8
Investment borrowings	—	2,189.8	—	2,189.8	2,188.8
Borrowings related to variable interest entities	—	499.0	—	499.0	497.6
Notes payable – direct corporate obligations	—	1,837.9	—	1,837.9	1,833.5

_________
(a)Includes $212.6 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan". Also includes a $189.5 million investment in a COLI policy for key employees that is recorded in our general account assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2023
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$1,926.9	$1,926.9	$2,064.1
Policy loans	—	—	128.5	128.5	128.5
Other invested assets:
Company-owned life insurance (a)	—	303.0	—	303.0	303.0
Cash and cash equivalents:
Unrestricted	774.5	—	—	774.5	774.5
Held by variable interest entities	114.5	—	—	114.5	114.5
Liabilities:
Policyholder account balances	—	—	15,222.5	15,222.5	15,222.5
Investment borrowings	—	2,190.2	—	2,190.2	2,189.3
Borrowings related to variable interest entities	—	814.8	—	814.8	820.8
Notes payable – direct corporate obligations	—	1,097.3	—	1,097.3	1,140.5
_________
(a)Includes $202.9 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan". Also includes a $100.1 million investment in a COLI policy for key employees that is recorded in our general account assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of December 31, 2024 (dollars in millions):

								For the year ended
	December 31, 2024							December 31, 2024
	Beginning balance as of December 31, 2023	Purchases, sales, issuances and settlements, net (a)	Realized and unrealized gains (losses) included in net income	Realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Ending balance as of December 31, 2024	Gains (losses) included in net income relating to assets still held at year-end	Gains (losses) included in accumulated other comprehensive income (loss) relating to assets still held at year-end
Assets:
Fixed maturities, available for sale:
Corporate securities	$159.3	$13.9	$(2.6)	$(3.5)	$—	$(39.1)	$128.0	$(0.1)	$(5.9)
Asset-backed securities	25.5	(0.7)	—	—	—	(5.0)	19.8	—	(3.4)
Non-agency residential mortgage-backed securities	—	—	—	—	—	—	—	—	—
Collateralized loan obligations	—	4.0	—	—	—	—	4.0	—	—
Commercial mortgage-backed securities	13.1	—	(1.6)	0.9	4.8	(13.1)	4.1	(1.6)	1.0
Total fixed maturities, available for sale	197.9	17.2	(4.2)	(2.6)	4.8	(57.2)	155.9	(1.7)	(8.3)
Equity securities - corporate securities	72.7	—	0.7	—	—	—	73.4	0.8	—
Trading securities - non-agency residential mortgage-backed securities	—	—	—	—	—	—	—	—	—
Other invested assets - residual tranches	31.5	37.3	19.1	—	7.5	—	95.4	19.1	—
_________
(a)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. The following summarizes such activity for the year ended December 31, 2024 (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$44.0	$(30.1)	$—	$—	$13.9
Asset-backed securities	16.4	(17.1)	—	—	(0.7)
Collateralized loan obligations	4.0	—	—	—	4.0
Total fixed maturities, available for sale	64.4	(47.2)	—	—	17.2
Equity securities - corporate securities	—	—	—	—	—
Other invested assets - residual tranches	44.5	(7.2)	—	—	37.3
(b) Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of December 31, 2023 (dollars in millions):

								For the year ended
	December 31, 2023							December 31, 2023
	Beginning balance as of December 31, 2022	Purchases, sales, issuances and settlements, net (a)	Realized and unrealized gains (losses) included in net income	Realized and unrealized gains (losses) included in accumulated other comprehensive income (loss)	Transfers into Level 3 (b)	Transfers out of Level 3 (b)	Ending balance as of December 31, 2023	Gains (losses) included in net income relating to assets still held at year-end	Gains (losses) included in accumulated other comprehensive income (loss) relating to assets still held at year-end
Assets:
Fixed maturities, available for sale:
Corporate securities	$127.8	$26.3	$(1.7)	$8.3	$9.2	$(10.6)	$159.3	$(1.7)	$5.1
Asset-backed securities	57.0	(6.3)	(0.2)	(1.7)	—	(23.3)	25.5	—	(1.9)
Non-agency residential mortgage-backed securities	56.2	—	—	—	—	(56.2)	—	—	—
Collateralized loan obligations	3.4	—	—	—	—	(3.4)	—	—	—
Commercial mortgage-backed securities	14.5	—	—	(1.4)	—	—	13.1	—	(1.5)
Total fixed maturities, available for sale	258.9	20.0	(1.9)	5.2	9.2	(93.5)	197.9	(1.7)	1.7
Equity securities - corporate securities	75.7	(2.1)	(0.9)	—	—	—	72.7	(0.5)	—
Trading securities - non-agency residential mortgage-backed securities	0.5	—	—	—	—	(0.5)	—	—	—
Other invested assets - residual tranches	18.3	13.1	0.1	—	—	—	31.5	0.1	—
____________
(a)Purchases, sales, issuances and settlements, net, represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. The following summarizes such activity for the year ended December 31, 2023 (dollars in millions):

	Purchases	Sales	Issuances	Settlements	Purchases, sales, issuances and settlements, net
Assets:
Fixed maturities, available for sale:
Corporate securities	$27.7	$(1.4)	$—	$—	$26.3
Asset-backed securities	—	(6.3)	—	—	(6.3)
Collateralized loan obligations	—	—	—	—	—
Total fixed maturities, available for sale	27.7	(7.7)	—	—	20.0
Equity securities - corporate securities	—	(2.1)	—	—	(2.1)
Other invested assets - residual tranches	13.5	(0.4)	—	—	13.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
(b) Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.

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

At December 31, 2024, 66 percent of our Level 3 fixed maturities, available for sale, were investment grade and 82 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

The following table summarizes changes in the value of our embedded derivatives associated with fixed indexed annuity products (classified in policyholder account balances as presented in the note to the consolidated financial statements entitled "Derivatives") which are measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value (dollars in millions):

	2024	2023
Balance at beginning of the period	$1,376.7	$1,297.0
Premiums less benefits	(62.6)	(57.4)
Change in fair value, net	179.1	137.1
Balance at end of the period	$1,493.2	$1,376.7

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2024 (dollars in millions):

	Fair value at December 31, 2024	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (c)	8.1	Discounted cash flow analysis	Discount margins	1.49%
Asset-backed securities (d)	4.1	Recovery method	% Recovery expected	71.3%
Equity securities (e)	64.2	Market comparables	EBITDA multiples	14.0X
Equity securities (b)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (f)	237.6	Unadjusted third-party price source	Not applicable	Not applicable
Total	$324.7
Liabilities:
Market risk benefit liability (g)	60.0	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Embedded derivatives related to fixed indexed annuity products (h)	1,493.2	Discounted projected embedded derivatives	Projected portfolio yields	4.52% - 4.92% (4.69%)
			Discount rates	4.21% - 5.88% (5.04%)
			Surrender rates	1.45% - 30.10% (7.54%)
________________________________
(a)     The weighted average is based on the relative fair value of the related assets or liabilities.
(b)    For these assets, there were no adjustments to the purchase price; therefore disclosures of unobservable inputs and range are not applicable.
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
(f)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources; therefore, disclosures of unobservable inputs and range are not applicable. Includes $92.7 million of residual tranches that are valued based on our ownership share of the equity of the investee, as reported to us by the General Partner. We had unfunded commitments to invest $26.0 million in these entities as of December 31, 2024. These investments are typically non-redeemable, however can be transferred to a third party with the consent of the General Partner. The Company does not have plans to sell any of these assets at less than fair value. Investments underlying these entities are generally expected to be liquidated within a 10-year timeframe.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
(g)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including nonmarket assumptions related to mortality rates, surrender and withdrawal rates and GLWB utilization. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(h)    Embedded derivatives related to fixed indexed annuity products are classified as policyholder account liabilities on the consolidated balance sheet. The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2023 (dollars in millions):

	Fair value at December 31, 2023	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (b)	$2.9	Discounted cash flow analysis	Discount margins	2.22%
Corporate securities (c)	2.5	Recovery method	Percent of recovery expected	25.00%
Corporate securities (d)	1.5	Unadjusted purchase price	Not applicable	Not applicable
Asset-backed securities (e)	8.6	Discounted cash flow analysis	Discount margins	2.24%
Equity securities (f)	63.4	Market comparables	EBITDA multiples	11.3X
Equity securities (g)	0.1	Recovery method	Percent of recovery expected	0.00% - 100.00% (100.00%)
Equity securities (d)	9.2	Unadjusted purchase price	Not applicable	Not applicable
Other assets categorized as Level 3 (h)	213.9	Unadjusted third-party price source	Not applicable	Not applicable
Total	$302.1
Liabilities:
Market risk benefit liability (i)	117.1	Discounted cash flow analysis	Surrender rates	1.42% - 15.25% (4.28%)
			Utilization rates	5.92% - 47.62% (24.88%)
Embedded derivatives related to fixed indexed annuity products (j)	1,376.7	Discounted projected embedded derivatives	Projected portfolio yields	4.32% - 4.92% (4.57%)
			Discount rates	3.85% - 5.76% (4.41%)
			Surrender rates	1.42% - 23.70% (6.92%)
________________________________
(a)    The weighted average is based on the relative fair value of the related assets or liabilities.
(b)    Corporate securities - The significant unobservable input used in the fair value measurement of these corporate securities is discount margin added to a riskless market yield. Significant increases (decreases) in discount margin in isolation would have resulted in a significantly lower (higher) fair value measurement.
(c)    Corporate securities - The significant unobservable input used in the fair value measurement of these corporate securities is percentage of recovery expected.  Significant increases (decreases) in percentage of recovery expected in isolation would have resulted in a significantly higher (lower) fair value measurement.
(d)    For these assets, there were no adjustments to the purchase price; therefore, disclosures of unobservable inputs and range are not applicable.
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
(h)    Other assets categorized as Level 3 - For these assets, there were no adjustments to non-binding quoted market prices obtained from third-party pricing sources; therefore, disclosures of unobservable inputs and range are not applicable. Includes $28.9 million of residual tranches that are valued based on our ownership share of the equity of the investee, as reported to us by the General Partner. We had unfunded commitments to invest $26.2 million in these entities as of December 31, 2023. These investments are typically non-redeemable, however can be transferred to a third party with the consent of the General Partner. The Company does not have plans to sell any of these assets at less than fair value. Investments underlying these entities are generally expected to be liquidated within a 10-year timeframe..
(i)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including nonmarket assumptions related to mortality rates, surrender and withdrawal rates and GLWB utilization. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(j)    Embedded derivatives related to fixed indexed annuity products are classified as policyholder account liabilities on the consolidated balance sheet. The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

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

In 2024 and 2023, we reviewed our actual mortality, lapse and morbidity experience and updated our assumptions for future cash flows. The impact of updating these assumptions is reflected in the "Effect of changes in cash flow assumptions" line items in the tables below.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the year ended December 31, 2024 (dollars in millions):

	2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
Present value of expected net premiums ("PVENP"), beginning of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—
Effect of changes in discount rate assumptions, beginning of period	86.8	99.1	(7.6)	67.6	—
Beginning PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—
Effect of changes in cash flow assumptions	(28.4)	89.8	9.6	(20.0)	—
Effect of actual variances from expected experience	(3.6)	71.2	(11.3)	(76.4)	—
Adjusted beginning of period PVENP	2,773.0	3,269.3	1,046.3	2,250.8	—
Issuances	275.2	406.9	190.6	371.8	5.1
Interest accrual	124.0	133.8	53.4	97.9	—
Net premiums collected	(348.3)	(452.9)	(161.8)	(403.1)	(5.1)
Ending PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—
Effect of changes in discount rate assumptions, end of period	(180.0)	(195.2)	(25.7)	(113.5)	—
PVENP, end of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9
Effect of changes in discount rate assumptions, beginning of period	229.8	108.3	(132.8)	170.9	3.0
Beginning PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9
Effect of changes in cash flow assumptions	(39.2)	99.8	8.2	(20.7)	—
Effect of actual variances from expected experience	(3.8)	77.5	(32.4)	(91.8)	(17.9)
Adjusted beginning of period PVEFPB	6,210.1	3,522.2	4,207.6	4,753.1	294.0
Issuances	275.9	403.3	190.9	380.8	4.9
Interest accrual	291.9	144.2	228.7	213.0	13.6
Benefit payments	(433.1)	(482.6)	(293.0)	(443.0)	(31.8)
Ending PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7
Effect of changes in discount rate assumptions, end of period	(516.6)	(211.5)	(94.1)	(333.3)	(16.2)
PVEFPB, end of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5

Net liability for future policy benefits	$3,184.3	$213.7	$3,137.3	$2,366.7	$264.5
Flooring impact	—	0.6	—	—	—
Adjusted net liability for future policy benefits	3,184.3	214.3	3,137.3	2,366.7	264.5
Related reinsurance recoverable	(1.4)	—	(360.8)	(168.1)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,182.9	$214.3	$2,776.5	$2,198.6	$264.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the year ended December 31, 2023 (dollars in millions):

	2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities
PVENP, beginning of period	$2,781.3	$2,800.6	$1,034.1	$2,175.0	$—
Effect of changes in discount rate assumptions, beginning of period	188.4	196.4	23.2	137.1	—
Beginning PVENP at original discount rate	2,969.7	2,997.0	1,057.3	2,312.1	—
Effect of changes in cash flow assumptions	(145.0)	76.0	(32.1)	33.0	—
Effect of actual variances from expected experience	(57.2)	20.1	33.4	(71.0)	—
Adjusted beginning of period PVENP	2,767.5	3,093.1	1,058.6	2,274.1	—
Issuances	261.3	328.8	98.7	378.2	6.9
Interest accrual	127.4	123.3	49.9	94.0	—
Net premiums collected	(351.2)	(436.9)	(159.2)	(399.1)	(6.9)
Ending PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—
Effect of changes in discount rate assumptions, end of period	(86.8)	(99.1)	7.6	(67.6)	—
PVENP, end of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—

PVEFPB, beginning of period	$5,886.8	$3,033.1	$4,158.1	$4,417.9	$310.9
Effect of changes in discount rate assumptions, beginning of period	483.3	212.0	28.5	336.6	15.4
Beginning PVEFPB at original discount rate	$6,370.1	$3,245.1	$4,186.6	$4,754.5	$326.3
Effect of changes in cash flow assumptions	(187.0)	86.5	(39.0)	34.5	(3.5)
Effect of actual variances from expected experience	(65.8)	30.3	47.2	(86.9)	2.3
Adjusted beginning of period PVEFPB	$6,117.3	$3,361.9	$4,194.8	$4,702.1	$325.1
Issuances	261.7	328.9	99.4	388.4	7.0
Interest accrual	295.0	133.9	223.9	206.7	14.8
Benefit payments	(420.9)	(479.8)	(286.3)	(431.6)	(35.0)
Ending PVEFPB at original discount rate	$6,253.1	$3,344.9	$4,231.8	$4,865.6	$311.9
Effect of changes in discount rate assumptions, end of period	(229.8)	(108.3)	132.8	(170.9)	(3.0)
PVEFPB, end of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9

Net liability for future policy benefits	$3,305.1	$227.4	$3,309.0	$2,415.1	$308.9
Flooring impact	—	.5	—	—	—
Adjusted net liability for future policy benefits	$3,305.1	$227.9	$3,309.0	$2,415.1	$308.9
Related reinsurance recoverable	(1.3)	—	(366.6)	(194.2)	—
Net liability for future policy benefits, net of reinsurance recoverable	$3,303.8	$227.9	$2,942.4	$2,220.9	$308.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table reconciles the net liability for future policy benefits to the amount presented in the consolidated balance sheet (dollars in millions):

	2024	2023
Balances included in the future policy benefits rollforwards:
Supplemental health	$3,184.3	$3,305.1
Medicare supplement	214.3	227.9
Long-term care	3,137.3	3,309.0
Traditional life	2,366.7	2,415.1
Other annuities	264.5	308.9
Reserves excluded from rollforward (a)	2,443.1	2,526.9
Deferred profit liability	67.9	64.8
Future loss reserves (b)	27.4	30.7
Future policy benefits	$11,705.5	$12,188.4

_______________
(a)     Primarily comprised of blocks of business that are 100% ceded.
(b)     In certain instances for interest-sensitive products, the total insurance liabilities for a particular line of business may not be deficient in the aggregate to trigger loss recognition, but the pattern of earnings may be such that profits are expected to be recognized in earlier years followed by losses in later years. In these situations, accounting standards require that an additional liability (the "future loss reserve") be recognized by an amount necessary to sufficiently offset the losses that would be recognized in later years.

Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). Market assumptions are updated quarterly to reflect current market conditions. During 2024, we reviewed our non-market assumptions used to calculate the MRBs and determined updates were warranted. The impact of updating these assumptions is reflected in the Effect of changes in future expected policyholder behavior line items in the table below.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	2024	2023
Net liability (asset), beginning of period	$117.1	$144.0
Effect of changes in the instrument-specific credit risk, beginning of period	4.8	12.2
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	121.9	156.2
Issuances	4.3	7.1
Interest accrual	4.3	6.7
Attributed fees collected	—	—
Benefit payments	—	—
Effect of changes in interest rates	(30.2)	(13.1)
Effect of changes in equity markets	0.8	5.9
Effect of changes in equity index volatility	1.0	(23.0)
Actual policyholder behavior different from expected behavior	(0.4)	(1.4)
Effect of changes in future expected policyholder behavior - other	(36.2)	(13.5)
Effect of changes in future expected policyholder behavior - risk margin	0.2	(1.5)
Effect of changes in assumptions	(4.3)	(1.5)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	61.4	121.9
Effect of changes in the instrument-specific credit risk, end of period	(1.4)	(4.8)
Net liability (asset), end of period	60.0	117.1
Reinsurance recoverable, end of period	—	—
Net liability (asset), end of period, net of reinsurance	$60.0	$117.1

Balance reported as an asset	$—	$—
Balance reported as a liability	60.0	117.1
Net liability (asset)	$60.0	$117.1

Net amount at risk	$21.7	$44.3
Weighted average attained age of contract holders	69	69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)			Interest accretion (b)
	2024	2023	2022	2024	2023	2022
Other annuity	$5.9	$8.1	$8.7	$13.6	$14.8	$15.2
Supplemental health	724.8	705.4	691.7	167.9	167.6	165.5
Medicare supplement	618.8	608.1	644.9	10.4	10.6	11.2
Long-term care	344.1	325.5	323.6	175.3	174.0	172.4
Traditional life	724.2	708.7	692.5	115.1	112.7	110.6
Total	$2,417.7	$2,355.8	$2,361.4	$482.3	$479.7	$474.9
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

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	2024		2023
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	328.4	264.5	376.7	308.9
Supplemental health
Expected future gross premiums	8,994.0	5,479.1	8,909.8	5,625.9
Expected future benefits and expenses	10,942.1	5,828.2	10,783.5	6,023.3
Medicare supplement
Expected future gross premiums	6,248.7	4,248.6	5,698.1	4,090.4
Expected future benefits and expenses	4,993.9	3,375.6	4,544.1	3,236.6
Long-term care
Expected future gross premiums	3,508.4	2,419.8	3,280.4	2,353.4
Expected future benefits and expenses	7,930.4	4,240.1	7,680.6	4,364.6
Traditional life
Expected future gross premiums	5,639.0	4,006.3	5,580.4	4,069.6
Expected future benefits and expenses	7,632.9	4,570.6	7,538.5	4,694.7
_____________________
(a)     Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in each of the three years ended December 31, 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	2024	2023
Other annuity	9.6	9.6
Supplemental health	11.2	11.4
Medicare supplement	6.3	6.4
Long-term care	10.7	10.6
Traditional life	10.2	10.4

The following table provides the weighted average interest rates for the liability for future policy benefits:

	2024	2023
Other annuity
Interest accretion rate	4.82%	4.81%
Current discount rate	5.63%	5.09%
Supplemental health
Interest accretion rate	4.98%	5.01%
Current discount rate	5.62%	5.07%
Medicare supplement
Interest accretion rate	4.30%	4.29%
Current discount rate	5.43%	4.92%
Long-term care
Interest accretion rate	5.66%	5.68%
Current discount rate	5.68%	5.12%
Traditional life
Interest accretion rate	4.78%	4.77%
Current discount rate	5.64%	5.09%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	2024
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)
Policyholder account values, beginning of period excluding contracts 100% ceded	$9,999.2	$1,636.4	$113.1	$1,255.2	$1,411.0	$381.0
Issuances (funds collected from new business)	1,541.6	236.4	—	40.4	1,599.2	—
Premiums received (premiums collected from inforce business)	2.6	2.9	30.8	211.8	—	274.6
Policy charges	(29.7)	(1.4)	—	(196.0)	—	—
Surrenders and withdrawals	(927.6)	(171.5)	(32.8)	(35.0)	(50.6)	(299.1)
Benefit payments	(274.4)	(103.8)	(5.8)	(23.7)	—	—
Interest credited	399.8	48.0	2.2	69.5	61.6	2.6
Other	54.8	(0.4)	(0.1)	(0.4)	—	—
Policyholder account values, ending of period excluding contracts 100% ceded	10,766.3	1,646.6	107.4	1,321.8	3,021.2	359.1
Policyholder account values, end of period for contracts 100% ceded	124.0	540.4	28.2	98.2	—	10.1
Amount of reserves above (below) policyholder account values (c)	(424.5)	—	—	17.0	—	—
Policyholder account balance, end of period	$10,465.8	$2,187.0	$135.6	$1,437.0	$3,021.2	$369.2

Balance, end of period, reinsurance ceded	(116.7)	(540.4)	(28.2)	(116.6)	—	(23.5)
Balance, end of period, net of reinsurance	$10,349.1	$1,646.6	$107.4	$1,320.4	$3,021.2	$345.7

Weighted average crediting rate (d)	2.1%	2.9%	2.6%	5.3%	3.8%	0.8%
Cash surrender value, net of reinsurance	$10,056.2	$1,607.0	$107.4	$1,074.8	$—	$345.7
_________________

(a)     The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $29,490.2 million at the balance sheet date.
(b)     Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(c)    Such amount represents the difference between: (i) the total insurance liabilities for our fixed indexed products (including the host contract and the related embedded derivative); and (ii) the policyholder account balances for these products. The accounting requirement to bifurcate the embedded derivative and value it at the current estimated fair value results in this amount.
(d)    Excludes any impact from the amount of reserves above (below) policyholder account balances.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2023
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)
Policyholder account values, beginning of period excluding contracts 100% ceded	$9,490.4	$1,663.1	$127.1	$1,209.6	$1,410.8	$395.5
Issuances (funds collected from new business)	1,373.7	197.0	—	40.8	—	—
Premiums received (premiums collected from inforce business)	0.1	2.7	28.1	203.4	—	273.4
Policy charges	(19.7)	(1.0)	—	(188.3)	—	—
Surrenders and withdrawals	(738.3)	(164.6)	(37.6)	(31.1)	(28.6)	(290.0)
Benefit payments	(243.9)	(106.9)	(5.9)	(24.7)	—	(0.1)
Interest credited	112.6	46.1	2.3	46.0	28.8	2.6
Other	24.3	—	(0.9)	(0.5)	—	(0.4)
Policyholder account values, ending of period excluding contracts 100% ceded	9,999.2	1,636.4	113.1	1,255.2	1,411.0	381.0
Policyholder account values, end of period for contracts 100% ceded	139.4	592.4	25.2	104.6	—	10.3
Amount of reserves above (below) policyholder account values (c)	(460.0)	—	—	14.7	—	—
Policyholder account balance, end of period	$9,678.6	$2,228.8	$138.3	$1,374.5	$1,411.0	$391.3

Balance, end of period, reinsurance ceded	(132.4)	(592.4)	(25.2)	(122.9)	—	(24.1)
Balance, end of period, net of reinsurance	$9,546.2	$1,636.4	$113.1	$1,251.6	$1,411.0	$367.2

Weighted average crediting rate (d)	1.8%	2.8%	2.4%	3.8%	2.0%	0.8%
Cash surrender value, net of reinsurance	$9,326.2	$1,610.0	$113.1	$1,013.6	$—	$367.2

_________________
(a)    The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $28,241.0 million at the balance sheet date.
(b)    Predominantly consists of retained asset accounts associated with our traditional life and supplemental health blocks.
(c)    Such amount represents the difference between: (i) the total insurance liabilities for our fixed indexed products (including the host contract and the related embedded derivative); and (ii) the policyholder account balances for these products. The accounting requirement to bifurcate the embedded derivative and value it at the current estimated fair value results in this amount.
(d)    Excludes any impact from the amount of reserves above (below) policyholder account balances.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table reconciles the liability for policyholder account balances to the amount presented in the consolidated balance sheet (dollars in millions):

	2024	2023
Amounts included in the liability for policyholder account balances rollforwards:
Fixed indexed annuities	$10,465.8	$9,678.6
Fixed interest annuities	2,187.0	2,228.8
Other annuities	135.6	138.3
Interest-sensitive life	1,437.0	1,374.5
Funding agreements	3,021.2	1,411.0
Other	369.2	391.3
Total	$17,615.8	$15,222.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables present the policyholder account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	2024
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	92.5	194.7	233.9	73.5	$594.6
3.00%-4.99%	1,256.3	48.3	176.7	29.8	1,511.1
5.00% and greater	81.3	—	—	—	81.3
Subtotal	1,430.1	243.0	410.6	103.3	2,187.0
Other annuities
0.00%-2.99%	27.3	22.7	—	—	50.0
3.00%-4.99%	47.9	—	—	—	47.9
5.00% and greater	37.7	—	—	—	37.7
Subtotal	112.9	22.7	—	—	135.6
Interest-sensitive life
0.00%-2.99%	15.2	—	0.4	718.7	734.3
3.00%-4.99%	370.6	113.0	179.6	1.4	664.6
5.00% and greater	20.6	.5	—	—	21.1
Subtotal	406.4	113.5	180.0	720.1	1,420.0
Other
0.00%-2.99%	16.7	330.8	—	—	347.5
3.00%-4.99%	21.5	—	—	—	21.5
5.00% and greater	0.2	—	—	—	0.2
Subtotal	38.4	330.8	—	—	369.2
Total
0.00%-2.99%	151.7	548.2	234.3	792.2	1,726.4
3.00%-4.99%	1,696.3	161.3	356.3	31.2	2,245.1
5.00% and greater	139.8	0.5	—	—	140.3
Total policyholder account values, excluding fixed indexed annuities	$1,987.8	$710.0	$590.6	$823.4	4,111.8
Fixed indexed annuity account values					10,890.3
Funding agreements					3,021.2
Total policyholder account values					18,023.3
Amount of reserves above (below) policyholder account values					(407.5)
Total policyholder account balances					$17,615.8
____________________
(a)     Excludes the account values related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2023
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	112.9	232.6	225.3	105.7	$676.5
3.00%-4.99%	1,438.4	27.3	—	—	1,465.7
5.00% and greater	86.6	—	—	—	86.6
Subtotal	1,637.9	259.9	225.3	105.7	2,228.8
Other annuities
0.00%-2.99%	34.4	25.0	—	—	59.4
3.00%-4.99%	44.9	—	—	—	44.9
5.00% and greater	34.0	—	—	—	34.0
Subtotal	113.3	25.0	—	—	138.3
Interest-sensitive life
0.00%-2.99%	16.2	7.9	14.9	637.7	676.7
3.00%-4.99%	448.1	50.1	162.2	.5	660.9
5.00% and greater	21.7	.5	—	—	22.2
Subtotal	486.0	58.5	177.1	638.2	1,359.8
Other
0.00%-2.99%	17.3	350.8	—	—	368.1
3.00%-4.99%	23.0	—	—	—	23.0
5.00% and greater	.2	—	—	—	.2
Subtotal	40.5	350.8	—	—	391.3
Total
0.00%-2.99%	180.8	616.3	240.2	743.4	1,780.7
3.00%-4.99%	1,954.4	77.4	162.2	.5	2,194.5
5.00% and greater	142.5	.5	—	—	143.0
Total policyholder account values, excluding fixed indexed annuities	$2,277.7	$694.2	$402.4	$743.9	4,118.2
Fixed indexed annuity account values					10,138.6
Funding agreements					1,411.0
Total policyholder account values					15,667.8
Amount of reserves above (below) policyholder account values					(445.3)
Total policyholder account balances					$15,222.5
____________________
(a)     Excludes the account values related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
6. INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	2024	2023	2022
Current tax expense	$26.4	$68.3	$31.8
Deferred tax expense	87.9	12.0	154.1
Total income tax expense	$114.3	$80.3	$185.9

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	2024	2023	2022
U.S. statutory corporate rate	21.0%	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(1.4)	(0.7)	(0.4)
State taxes	2.4	2.2	2.2
Effective tax rate	22.0%	22.5%	22.8%

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2024	2023
Deferred tax assets:
Net federal operating loss carryforwards	$72.2	$77.1
Net state operating loss carryforwards	4.4	2.5
Insurance liabilities	330.3	322.8
Indirect costs allocable to self-constructed real estate assets	205.1	252.9
Accumulated other comprehensive loss	385.1	445.5
Other	19.4	35.6
Gross deferred tax assets	1,016.5	1,136.4
Deferred tax liabilities:
Investments	(40.8)	(36.3)
Present value of future profits and deferred acquisition costs	(184.3)	(163.0)
Gross deferred tax liabilities	(225.1)	(199.3)
Net deferred tax assets	791.4	937.1
Current income taxes prepaid (accrued)	27.5	(0.9)
Income tax assets, net	$818.9	$936.2

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

The recharacterization from indirect costs allocable to self-constructed assets to net operating losses at year end was dependent on receiving formal IRS approval of our method change request. As of December 31, 2024, the Company has not yet received formal approval from the IRS and will account for the existing assets associated with the prior tax method of accounting. Accordingly, the Company expects to recognize a tax loss of approximately $800 million related to the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
change in accounting method which could be carried forward indefinitely pursuant to the Tax Cuts and Jobs Act, subject to limitations specified in the Internal Revenue Code (the “Code").

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2024, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our net deferred tax assets of $791.4 million will be realized through future taxable earnings.

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

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax-exempt rate (3.43 percent at December 31, 2024).  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2024, we were well below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

In 2009, the Company's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our tax assets primarily associated with tax NOLs under Section 382. The Section 382 Rights Agreement was adopted to reduce the likelihood of an ownership change occurring by deterring the acquisition of stock that would create "5 percent shareholders" as defined in Section 382. The Section 382 Rights Agreement has been

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
amended five times, most recently effective November 13, 2023 (the "Fifth Amended and Restated Section 382 Rights Agreement"). The Fifth Amended and Restated Section 382 Rights Agreement extended the expiration date of the Section 382 Rights Agreement to November 13, 2026, updated the purchase price of the rights described below and provided for a new series of preferred stock relating to the rights that is substantially identical to the prior series of preferred stock. The Company's shareholders approved the Fifth Amended and Restated Section 382 Rights Agreement at the Company's 2024 annual meeting.
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

In 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the "Original Section 382 Charter Amendment"). Subject to the provisions set forth in the Original Section 382 Charter Amendment, the transfer restrictions generally will restrict any direct or indirect transfer (such as transfers of our common stock that results from the transfer of interests in other entities that own our stock) if: (i) the transferor is a person or public group (as defined in the regulations under Section 382) who directly or indirectly owns or is deemed to own 4.99% or more of our common stock; (ii) the effect of the transfer would be to increase the direct or indirect ownership of our common stock by any person or public group from less than 4.99% to 4.99% or more of our common stock; or (iii) the effect of the transfer would be to increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 4.99% or more of our common stock. The Original Section 382 Charter Amendment was amended and extended in 2013, 2016, 2019 and 2022 (the "2022 Section 382 Charter Amendment"). The expiration date for the 2022 Section 382 Charter Amendment is July 31, 2025. The Company expects to submit a renewal of the Section 382 Charter Amendment to the Company's shareholders for approval at the Company's 2025 annual meeting.

We have $343.9 million of federal NOLs as of December 31, 2024, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2028-2035	$300.3
No expiration date	43.6
Total federal non-life NOLs	$343.9

Our non-life NOLs can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. In addition, we expect to recognize approximately $800 million of non-life NOLs on our tax return as a result of changes related to the tax accounting method for allocating indirect costs (pursuant to the Code) to self constructed real estate assets upon approval from the IRS. Such NOLs will not be subject to expiration.
We also had deferred tax assets related to NOLs for state income taxes of $4.4 million at December 31, 2024 and $2.5 million at December 31, 2023.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

There were no unrecognized tax benefits in either 2024 or 2023.

The IRS is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2024. The Company’s various state income tax returns are generally

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company’s tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2024 and 2023 (dollars in millions):

	2024	2023
6.450% Senior Notes due June 2034	$700.0	$—
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
5.250% Senior Notes due May 2025	500.0	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(2.2)	—
Unamortized debt issuance costs	(14.3)	(9.5)
Direct corporate obligations	$1,833.5	$1,140.5

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

The Debentures are unsecured and rank junior to all existing and future senior indebtedness (including the 2025 Notes, 2029 Notes and 2034 Notes each as defined above and below). In addition, the Debentures are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

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

(ii) in whole, but not in part, at any time prior to November 25, 2025, within 90 days of the occurrence of a "tax event" or a "regulatory capital event" (as defined in the 2020 Indenture) at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; or

(iii) in whole, but not in part, at any time prior to November 25, 2025, within 90 days of the occurrence of a "rating agency event" (as defined in the 2020 Indenture) at a redemption price equal to 102% of their principal amount plus any accrued and unpaid interest to, but excluding, the date of redemption.

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

Upon the occurrence of a Change of Control Repurchase Event (as defined in the 2019 Indenture), the Company will be required to make an offer to repurchase the 2029 Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but not including, the date of repurchase. So long as the 2029 Notes are rated investment grade and there is no default under the Indenture, this covenant does not apply.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 30.5 percent at December 31, 2024); and (ii) a minimum consolidated net worth of not less than the sum of $2,674.0 million plus 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,869.8 million at December 31, 2024 compared to the minimum requirement of $2,698.8 million).

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
•change of control; and
•customary Employee Retirement Income Security Act of 1974 ("ERISA") defaults.

If an event of default under the Revolving Credit Agreement occurs and is continuing, the Agent may accelerate the amounts and terminate all commitments outstanding under the Revolving Credit Agreement.

Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2024 (dollars in millions):

Year ending December 31,
2025	$500.0
2026	—
2027	—
2028	—
2029	500.0
Thereafter	850.0
$1,850.0

8. COMMITMENTS AND CONTINGENCIES

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC ("PGS"), commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted Plaintiffs' motion to remand the case back to the Delaware Chancery Court. On July 10, 2020, Plaintiffs filed an Amended Complaint, and the CNO Parties moved to dismiss the Amended Complaint. The Delaware Chancery Court denied the CNO Parties’ motions to dismiss the Amended Complaint on the basis of forum non conveniens, but granted the CNO Parties’ motion to stay the case pending the conclusion of a related matter. On December 1, 2023, the Delaware Chancery Court lifted the stay as of November 30, 2023. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. Based on the Court's ruling, PPVA and the JOLs' claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a Second Amended Complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims. Under the current Case Schedule, trial is supposed to occur in October 2025; however, the Court has not yet set a trial date.

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' first amended complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the optional premium payment provision (the "Optional Premium Payment") and other provisions of plaintiffs' insurance policies. In January 2018, the case was transferred to the United States District Court for the Southern District of Indiana. On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). The case remains pending against the CNO Entities. On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered their policies between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the Court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. On September 25, 2024, the Court granted in part and denied in part the CNO Entities' Motion for Summary Judgment on the breach of contract claim. On November 12, 2024, the Court granted CNO Entities' Motion to Bifurcate the trials of the breach of contract and alter ego claims. The jury trial on the breach of contract claim is scheduled to begin on June 16, 2025; the bench trial on the alter ego claim is scheduled to begin on August 12, 2025. The CNO Entities continue to vigorously defend the case.

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

Guaranty Fund Assessments

The balance sheet at December 31, 2024, included: (i) accruals of $7.8 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2024; and (ii) receivables of $18.3 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2023, such guaranty fund assessment accruals were $6.0 million and such receivables were $9.5 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $2.4 million, $2.0 million and $2.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executives, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $19.1 million and $19.8 million at December 31, 2024 and 2023, respectively, and is recorded in other liabilities on the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company leases office space, equipment and computer software under contractual commitments or noncancellable operating lease agreements. Total expense pursuant to these agreements was $98.7 million, $96.3 million and $86.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Information related to our right of use assets are as follows (dollars in millions):

	2024	2023

Operating lease expense	$26.4	$26.3
Cash paid for operating lease liability	25.4	23.8
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	28.1	62.4
Total right of use assets	90.7	85.3

Maturities of our operating lease liabilities as of December 31, 2024 are as follows (dollars in millions):

2025	$24.0
2026	20.3
2027	16.0
2028	13.1
2029	9.3
Thereafter	28.4
Total undiscounted lease payments	111.1
Less interest	(14.1)
Present value of lease liabilities	$97.0

Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	4.10%

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its exclusive agency force. Benefits were based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $122.5 million and $130.9 million at December 31, 2024 and 2023, respectively. Interest costs incurred on this plan were $6.3 million, $6.5 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The recognition of gains (losses) were $6.5 million, $(3.6) million and $48.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions). These expenses are recorded in other operating costs and expenses within the consolidated statement of operations. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in other invested assets on the consolidated balance sheet. The carrying value of the COLI assets was $212.6 million and $202.9 million at December 31, 2024 and 2023, respectively. Death benefits related to COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $11.3 million, $13.0 million and $(4.4) million for the years ended December 31, 2024, 2023 and 2022, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
We used the following assumptions for the deferred compensation plan to calculate:

	2024	2023
Benefit obligations:
Discount rate	5.50%	5.00%
Net periodic cost:
Discount rate	5.00%	5.25%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2024 were as follows (dollars in millions):

2025	$8.5
2026	8.9
2027	9.0
2028	9.0
2029	9.1
2030 - 2034	43.9

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its exclusive agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $103.6 million and $83.2 million at December 31, 2024 and 2023, respectively. Company contribution expenses are recorded to other operating costs and expenses in the consolidated statement of operations and totaled $5.6 million, $6.2 million and $6.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in other invested assets on the consolidated balance sheet. The carrying value of the TOLI assets was $95.3 million and $74.5 million at December 31, 2024 and 2023, respectively.
The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $11.4 million, $10.9 million and $10.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Employer matching contributions are discretionary.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2024	2023
Assets:
Other invested assets:
Fixed indexed call options	$279.0	$239.2
Reinsurance receivables	(17.1)	(17.5)
Total assets	$261.9	$221.7
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,493.2	$1,376.7

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $74.7 million in underlying investments held by the ceding reinsurer at December 31, 2024.

The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed indexed annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2023	Additions	Maturities/terminations	December 31, 2024
Fixed indexed annuities - embedded derivative	Policies	125,298	12,407	(12,241)	125,464
Fixed indexed call options	Notional (a)	$3,267.9	$4,202.6	$(3,311.8)	$4,158.7
_________________
(a) Dollars in millions.

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2024	2023	2022
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$255.8	$129.0	$(206.6)
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	0.4	0.3	(16.1)
Total revenues from derivative instruments, not designated as hedges	256.2	129.3	(222.7)
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	179.1	137.1	(488.5)
Net pre-tax impact	$77.1	$(7.8)	$265.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2024, all of our counterparties were rated "A" or higher by S&P.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2024 and 2023 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
December 31, 2024:
Fixed indexed call options	$279.0	$—	$279.0	$78.0	$—	$201.0
December 31, 2023:
Fixed indexed call options	239.2	—	239.2	37.0	—	202.2

11. SHAREHOLDERS' EQUITY

In May 2011, the Company announced a securities repurchase program. In 2024, 2023 and 2022, we repurchased 8.9 million, 6.6 million and 7.6 million shares, respectively, for $281.6 million, $165.1 million and $180.0 million, respectively, under the securities repurchase program. The Company had remaining repurchase authority of $240.3 million as of December 31, 2024. The Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock in February 2025.

In 2024, 2023 and 2022, dividends declared on common stock totaled $67.5 million ($0.63 per common share), $67.9 million ($0.59 per common share) and $65.0 million ($0.55 per common share), respectively. In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share. In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share. In May 2022, the Company increased its quarterly common stock dividend to $0.14 per share from $0.13 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company (although no grants have been made to such other individuals). As of December 31, 2024, 2023 and 2022, there were 2.9 million shares, 4.1 million shares and 5.6 million shares, respectively, that were available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock options granted in 2015 through 2019 generally vested on a graded basis over a three year service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million of stock options vested on a graded basis over a five year service term and expires ten years from the date of grant. There have been no stock options granted since 2019. The vesting periods for our awards of restricted stock units generally range from immediate vesting to a period of three years. We record forfeitures as they occur.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A summary of the Company's stock option activity and related information for 2024 is presented below (shares in thousands; dollars in millions):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	2,185	$19.45
Exercised	(374)	(19.24)		$5.7
Forfeited or terminated	(20)	(20.38)
Outstanding at the end of the year	1,791	19.48	3.0	$31.8
Options exercisable at the end of the year	1,791		3.0	$31.8

A summary of the Company's stock option activity and related information for 2023 is presented below (shares in thousands; dollars in millions):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	2,736	$19.45
Exercised	(484)	(19.43)		$2.9
Forfeited or terminated	(67)	(19.62)
Outstanding at the end of the year	2,185	19.45	3.9	$11.8
Options exercisable at the end of the year	2,185		3.9	$11.8

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

Compensation expense related to stock options was not material for each of the three years ended December 31, 2024. Compensation expense related to stock options had no impact on either basic or diluted earnings per share in 2024, and reduced both by less than one cent in 2023 and by one cent in 2022. At December 31, 2024, there was no unrecognized compensation expense for non-vested stock options. Cash received by the Company from the exercise of stock options was $7.2 million, $9.2 million and $10.4 million during 2024, 2023 and 2022, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes information about stock options outstanding at December 31, 2024 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Weighted Average exercise price	Number exercisable	Average exercise price
$15.08 - $21.06	1,559	3.0	$18.91	1,559	$18.91
$23.33	232	3.1	23.33	232	23.33
	1,791			1,791

The Company granted restricted stock of 0.5 million for each of the three years ended December 31, 2024, to certain directors, officers and employees of the Company at a weighted average fair value of $27.59 per share, $24.93 per share and $23.59 per share, respectively, based on the market value of the underlying share on the date of grant. The fair value of such grants totaled $12.4 million, $11.5 million and $12.0 million in 2024, 2023 and 2022, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2024 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	988	$23.41
Granted	451	27.59
Vested	(459)	23.86
Forfeited	(9)	25.69
Non-vested shares, end of year	971	25.12

At December 31, 2024, the unrecognized compensation expense for non-vested restricted stock totaled $10.9 million which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2023, the unrecognized compensation expense for non-vested restricted stock totaled $10.1 million. We recognized compensation expense related to restricted stock awards totaling $11.4 million, $10.9 million and $9.9 million in 2024, 2023 and 2022, respectively. The fair value of restricted stock that vested during 2024, 2023 and 2022 was $12.6 million, $10.4 million and $8.3 million, respectively.

The Company granted performance units totaling 0.4 million in each of the three years ended December 31, 2024. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally one to three years), each as defined in the award. The performance units granted in 2024, 2023 and 2022 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Operating earnings per share awards
Awards outstanding at December 31, 2021	203	635	425
Granted in 2022	—	204	204
Additional shares issued pursuant to achieving certain performance criteria (a)	188	186	—
Shares vested in 2022	(389)	(390)	—
Forfeited	—	(24)	(25)
Awards outstanding at December 31, 2022	2	611	604
Granted in 2023	—	215	216
Additional shares issued pursuant to achieving certain performance criteria (a)	—	221	221
Shares vested in 2023	(1)	(443)	(441)
Forfeited	—	(9)	(9)
Awards outstanding at December 31, 2023	1	595	591
Granted in 2024	—	197	197
Additional shares issued pursuant to achieving certain performance criteria (a)	—	68	80
Shares vested in 2024	(1)	(258)	(269)
Forfeited	—	(9)	(9)
Awards outstanding at December 31, 2024	—	593	590
_________________________
(a) The performance units that vested in 2022, 2023 and 2024 provided for a payout of up to 200 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded is determined using the Monte Carlo valuation method, including an assumption of volatility based on historical share prices, and was $11.1 million and $11.9 million in 2024 and 2023, respectively. We recognized compensation expense of $11.0 million, $11.3 million and $13.8 million in 2024, 2023 and 2022, respectively, related to the performance units.

As further discussed in the footnote to the consolidated financial statements entitled "Income Taxes", the Company's Board of Directors adopted the Section 382 Rights Agreement in 2009 and has amended and extended the Section 382 Rights Agreement on five occasions, most recently effective November 13, 2023. The Section 382 Rights Agreement, as amended, is designed to protect shareholder value by preserving the value of our tax assets primarily associated with NOLs. At the time the Section 382 Rights Agreement was adopted, the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was payable on January 30, 2009, to the shareholders of record as of the close of business on that date and a Right is also attached to each share of CNO common stock issued after that date. Pursuant to the Section 382 Rights Agreement, as amended, each Right entitles the shareholder to purchase from the Company one one-thousandth of a share of Series F Junior Participating Preferred Stock, par value $0.01 per share (the "Junior Preferred Stock"), of the Company at a price of $110.00 per one one-thousandth of a share of Junior Preferred Stock. The description and terms of the Rights are set forth in the Section 382 Rights Agreement, as amended. The Rights would become exercisable in the event any person or group (subject to certain exemptions) becomes an owner of more than 4.99 percent of the outstanding stock of CNO (a "Threshold Holder") without the approval of the Board of Directors or an existing shareholder who is currently a Threshold Holder acquires additional shares exceeding one percent of our outstanding shares without prior approval from the Board of Directors.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2024	2023	2022
Net income for basic earnings per share	$404.0	$276.5	$630.6
Shares:
Weighted average shares outstanding for basic earnings per share	106,144	113,275	115,733
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,972	1,849	1,984
Weighted average shares outstanding for diluted earnings per share	108,116	115,124	117,717

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

Accumulated other comprehensive loss included in shareholders' equity as of December 31, 2024 and 2023, is comprised of the following (dollars in millions):

	2024	2023
Net unrealized losses on investments having no allowance for credit losses	$(1,281.6)	$(1,235.2)
Unrealized losses on investments with an allowance for credit losses	(1,108.7)	(931.0)
Change in discount rates for liability for future policy benefits	624.5	133.4
Change in instrument-specific credit risk for market risk benefits	1.4	4.8
Deferred income tax assets	393.0	451.2
Accumulated other comprehensive loss	$(1,371.4)	$(1,576.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2024	2023	2022
Direct premiums collected (a)	$4,857.8	$4,574.9	$4,619.7
Reinsurance assumed	15.5	16.6	18.6
Reinsurance ceded	(191.8)	(194.6)	(214.6)
Premiums collected, net of reinsurance	4,681.5	4,396.9	4,423.7
Change in unearned premiums	(9.1)	18.5	9.8
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities (a)	(2,333.0)	(2,111.7)	(2,123.6)
Premiums on traditional products with mortality or morbidity risk	2,339.4	2,303.7	2,309.9
Fees and surrender charges on interest-sensitive products	219.1	201.8	189.9
Insurance policy income	$2,558.5	$2,505.5	$2,499.8
________________
(a)     Excludes $1,599.2 million of funds received from the issuance of funding agreements pursuant to our FABN program for the year ended December 31, 2024 and $899.0 million for the year ended December 31, 2022.

The five states with the largest shares of 2024 collected premiums were Florida (11 percent), Iowa (6 percent) Pennsylvania (5 percent), California (5 percent) and Texas (5 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2024	2023	2022
Commission expense	$121.8	$111.1	$114.2
Salaries and wages	304.5	290.9	287.9
Other	629.0	646.3	548.8
Total other operating costs and expenses	$1,055.3	$1,048.3	$950.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Changes in deferred acquisition costs were as follows (dollars in millions):

	2024
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3
Capitalizations	99.2	14.0	64.6	26.0	23.1	37.1	117.6	7.8	389.4
Amortization expense	(56.8)	(5.1)	(34.5)	(26.1)	(14.8)	(15.6)	(60.0)	(2.4)	(215.3)
End of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4

	2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	88.9	11.3	60.6	24.1	17.5	36.8	114.3	—	353.5
Amortization expense	(46.9)	(3.9)	(31.4)	(27.8)	(15.1)	(14.5)	(51.5)	(1.5)	(192.6)
End of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3

	2022
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$313.0	$19.0	$357.5	$170.2	$136.4	$196.3	$357.6	$3.3	$1,553.3
Capitalizations	92.8	4.1	50.5	20.7	16.8	29.8	94.6	4.2	313.5
Amortization expense	(40.2)	(3.5)	(29.2)	(29.7)	(15.3)	(13.9)	(43.1)	(1.5)	(176.4)
End of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Changes in the present value of future profits were as follows (dollars in millions):

	2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$141.0	$20.6	$5.2	$12.9	$0.7	$0.3	$180.7
Amortization expense	(12.2)	(4.9)	(0.8)	(1.6)	(0.2)	—	(19.7)
End of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0

	2023
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$154.0	$27.5	$6.2	$14.8	$0.8	$0.4	$203.7
Amortization expense	(13.0)	(6.9)	(1.0)	(1.9)	(0.1)	(0.1)	(23.0)
End of period	$141.0	$20.6	$5.2	$12.9	$0.7	$0.3	$180.7

	2022
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$168.1	$36.5	$7.3	$16.9	$0.9	$0.4	$230.1
Amortization expense	(14.1)	(9.0)	(1.1)	(2.1)	(0.1)	—	(26.4)
End of period	$154.0	$27.5	$6.2	$14.8	$0.8	$0.4	$203.7

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 10 percent of the December 31, 2024 balance of the present value of future profits in 2025, 9 percent in 2026, 8 percent in 2027, 7 percent in 2028 and 7 percent in 2029.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Changes in sales inducements were as follows (dollars in millions):

	2024
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$88.5	$4.6	$93.1
Capitalizations	54.9	1.4	56.3
Amortization expense	(15.3)	(0.9)	(16.2)
End of period	$128.1	$5.1	$133.2

	2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	23.5	0.9	24.4
Amortization expense	(11.0)	(0.8)	(11.8)
End of period	$88.5	$4.6	$93.1

	2022
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$63.0	$5.0	$68.0
Capitalizations	22.1	0.4	22.5
Amortization expense	(9.1)	(0.9)	(10.0)
End of period	$76.0	$4.5	$80.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2024	2023	2022
Cash flows from operating activities:
Net income	$404.0	$276.5	$630.6
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	292.4	267.4	248.5
Income taxes	59.1	21.1	152.0
Insurance liabilities	556.3	449.7	(374.7)
Accrual and amortization of investment income	(334.0)	(170.7)	138.7
Deferral of policy acquisition costs	(445.7)	(377.9)	(336.0)
Net investment losses	49.9	69.0	135.4
Other (a)	45.7	47.8	(99.1)
Net cash from operating activities	$627.7	$582.9	$495.4
_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the financing activity section of the consolidated statement of cash flows (dollars in millions):

	2024	2023	2022
Stock options, restricted stock and performance units	$23.2	$23.3	$25.2

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's U.S. based insurance subsidiaries will report the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2024	2023
Statutory capital and surplus	$1,458.1	$1,558.9
Asset valuation reserve	407.1	352.5
Interest maintenance reserve	334.2	368.1
Total	$2,199.4	$2,279.5

Such statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2024 and 2023, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by our U.S. based insurance subsidiaries to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net income of our U.S. based insurance subsidiaries was $176.6 million, $105.0 million and $238.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in net income were net realized capital losses, net of income taxes, of $20.3 million, $26.3 million and $25.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, such net

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries of $197.5 million, $190.1 million and $168.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of our U.S. based insurance subsidiaries without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate U.S. based insurance subsidiaries of CDOC, Inc. ("CDOC"), our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX"), has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2024, our U.S. based insurance subsidiaries paid dividends of $196.0 million to CDOC. In 2024, CDOC also made capital contributions of $67.0 million to CLTX.

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

RBC requirements provide a tool for state insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2024 statutory annual statements of each of our U.S. based insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

CNO Bermuda Re is registered by and subject to the supervision of the Bermuda Monetary Authority (the "BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended (the "Insurance Act"). The Insurance Act imposes solvency and capital requirements as well as auditing and reporting requirements. The Insurance Act requires the value of an insurer's statutory assets to exceed the value of their statutory liabilities by an amount greater than or equal to their prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class C insurer is the greater of: (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR") model or a Bermuda-approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer’s capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class C insurer’s business. The BSCR formula establishes capital requirements for certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, certain insurance risks, credit risk, catastrophe risk, and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each insurer equal to 120 percent of an insurer's ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight. CNO Bermuda Re has entered into a Capital and Liquidity Maintenance Agreement (the "CLMA") with CDOC. Pursuant to the CLMA between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following its initial reinsurance transaction unless approved by the BMA.

We are in the process of completing CNO Bermuda Re’s capital and solvency return in respect of the year ended December 31, 2024, which includes the BSCR. We believe that CNO Bermuda Re’s level of capitalization will exceed the minimum solvency margin and result in its statutory economic capital and surplus being in excess of the TCL.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
15. BUSINESS SEGMENTS

We view our operations as three insurance product line segments (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way the chief operating decision maker ("CODM") makes operating decisions and assesses the performance of the business. Our CODM is the Chief Executive Officer.

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits and interest credited to policyholders; and (ii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions and advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsurance business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided by Optavise and the operations of our broker-dealer and registered investment advisor. The resulting fee income metric is the fee income segment's measure of profitability.

Our CODM allocates resources and assesses the performance of each operating segment based on the respective product line insurance margin, investment income not allocated, and fee income metrics described above.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

We measure segment performance by excluding total investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan, income taxes and other non-operating items including earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Operating information by segment is as follows (dollars in millions):

	2024	2023	2022
Revenues:
Annuity:
Insurance policy income	$35.5	$28.4	$23.1
Net investment income	565.0	516.3	480.0
Total annuity revenues	600.5	544.7	503.1
Health:
Insurance policy income	1,618.3	1,594.6	1,617.3
Net investment income	299.6	296.7	293.3
Total health revenues	1,917.9	1,891.3	1,910.6
Life:
Insurance policy income	904.7	882.5	859.4
Net investment income	147.1	144.8	141.9
Total life revenues	1,051.8	1,027.3	1,001.3
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	253.7	131.5	(205.3)
Investment income not allocated to product lines	449.9	335.6	257.5
Fee revenue and other income:
Fee revenue	190.5	177.6	169.3
Amounts netted in expenses not allocated to product lines	3.4	36.6	30.5
Total segment revenues	$4,467.7	$4,144.6	$3,667.0

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
(continued from previous page)

	2024	2023	2022
Expenses:
Annuity:
Insurance policy benefits	$(15.2)	$29.0	$38.3
Interest credited	253.8	209.4	175.5
Amortization and non-deferred commissions	87.7	71.3	62.4
Total annuity expenses	326.3	309.7	276.2
Health:
Insurance policy benefits	1,239.6	1,234.9	1,237.5
Amortization and non-deferred commissions	161.5	162.1	168.7
Total health expenses	1,401.1	1,397.0	1,406.2
Life:
Insurance policy benefits	576.0	570.0	575.3
Interest credited	51.5	49.3	49.0
Amortization and non-deferred commissions	98.0	85.8	77.5
Advertising expense	77.3	92.5	94.3
Total life expenses	802.8	797.6	796.1
Allocated expenses	615.3	599.0	596.6
Expenses not allocated to product lines	75.2	88.3	71.3
Market value changes of options credited to fixed indexed annuity and life policyholders	253.7	131.5	(205.3)
Amounts netted in investment income not allocated to product lines:
Interest expense	219.7	169.8	96.0
Interest credited	61.6	28.8	28.5
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(26.0)	(7.1)	1.0
Amortization	2.4	1.6	1.5
Other expenses	24.3	22.3	(13.4)
Expenses netted in fee revenue:
Commissions and other operating expenses	160.5	146.6	145.6
Total segment expenses	3,916.9	3,685.1	3,200.3
Pre-tax measure of profitability:
Annuity margin	274.2	235.0	226.9
Health margin	516.8	494.3	504.4
Life margin	249.0	229.7	205.2
Total insurance product margin	1,040.0	959.0	936.5
Allocated expenses	(615.3)	(599.0)	(596.6)
Income from insurance products	424.7	360.0	339.9
Fee income margin	30.0	31.0	23.7
Investment income not allocated to product lines	167.9	120.2	143.9
Expenses not allocated to product lines	(71.8)	(51.7)	(40.8)
Operating earnings before taxes	550.8	459.5	466.7
Income tax expense on operating income	121.5	103.4	106.3
Net operating income	$429.3	$356.1	$360.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2024	2023	2022
Total segment revenues	$4,467.7	$4,144.6	$3,667.0
Total investment gains (losses)	(49.9)	(69.0)	(135.4)
Revenues related to earnings attributable to VIEs	31.7	71.2	45.2
Consolidated revenues	4,449.5	4,146.8	3,576.8

Total segment expenses	3,916.9	3,685.1	3,200.3
Insurance policy benefits - fair value changes in embedded derivative liabilities	(24.7)	29.9	(440.2)
Expenses attributable to VIEs	36.9	70.5	43.0
Fair value changes related to agent deferred compensation plan	(6.6)	3.5	(48.9)
Other expenses	8.7	1.0	6.1
Consolidated expenses	3,931.2	3,790.0	2,760.3
Income before tax	518.3	356.8	816.5
Income tax expense	114.3	80.3	185.9
Net income	$404.0	$276.5	$630.6

Segment balance sheet information was as follows (dollars in millions):

	2024	2023
Assets:
Annuity	$13,006.2	$12,006.5
Health	9,116.7	9,512.5
Life	4,194.7	4,153.9
Investments not allocated to product lines	10,597.6	8,711.5
Assets of our non-life companies included in the fee income segment	257.7	243.9
Assets of our other non-life companies	679.7	398.8
Total assets	$37,852.6	$35,027.1
Liabilities:
Annuity	$13,561.2	$12,859.8
Health	9,490.7	9,866.9
Life	4,311.2	4,294.6
Liabilities associated with investments not allocated to product lines (a)	7,541.1	5,561.6
Liabilities of our non-life companies included in the fee income segment	37.0	35.2
Liabilities of our other non-life companies	413.0	193.4
Total liabilities	$35,354.2	$32,811.5
___________
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

	Three months ended
2024	March 31	June 30	September 30	December 31
Revenues	$1,156.5	$1,066.2	$1,129.6	$1,097.2
Income before income taxes	$146.2	$150.6	$11.0	$210.5
Income tax expense	33.9	34.3	1.7	44.4
Net income	$112.3	$116.3	$9.3	$166.1
Earnings per common share:
Basic:
Net income	$1.03	$1.08	$0.09	$1.62
Diluted:
Net income	$1.01	$1.06	$0.09	$1.58

2023	March 31	June 30	September 30	December 31
Revenues	$1,006.0	$1,022.8	$947.5	$1,170.5
(Loss) income before income taxes	$(1.0)	$96.1	$215.6	$46.1
Income tax (benefit) expense	(0.2)	22.4	48.3	9.8
Net (loss) income	$(0.8)	$73.7	$167.3	$36.3
Earnings per common share:
Basic:
Net (loss) income	$(0.01)	$0.64	$1.48	$0.33
Diluted:
Net (loss) income	$(0.01)	$0.64	$1.46	$0.32

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of commercial bank loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The scheduled repayment of the remaining principal balance of the borrowings related to the VIEs are estimated as follows: $94.1 million in 2025; $40.2 million in 2026; $33.3 million in 2027; $55.0 million in 2028; and $276.0 million in 2029 and thereafter. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2024
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$432.3	$—	$432.3
Other invested assets, affiliated	—	(130.0)	(130.0)
Cash and cash equivalents held by variable interest entities	341.0	—	341.0
Accrued investment income	0.9	—	0.9
Income tax assets, net	15.0	—	15.0
Other assets	5.5	(0.2)	5.3
Total assets	$794.7	$(130.2)	$664.5
Liabilities:
Other liabilities	$224.0	$(0.6)	$223.4
Borrowings related to variable interest entities	497.6	—	497.6
Notes payable of VIEs held by subsidiaries	131.2	(131.2)	—
Total liabilities	$852.8	$(131.8)	$721.0

	December 31, 2023
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$768.6	$—	$768.6
Other invested assets, affiliated	—	(113.8)	(113.8)
Cash and cash equivalents held by variable interest entities	114.5	—	114.5
Accrued investment income	2.7	—	2.7
Income tax assets, net	13.0	—	13.0
Other assets	—	(0.7)	(0.7)
Total assets	$898.8	$(114.5)	$784.3
Liabilities:
Other liabilities	$14.6	$(2.2)	$12.4
Borrowings related to variable interest entities	820.8	—	820.8
Notes payable of VIEs held by subsidiaries	126.1	(126.1)	—
Total liabilities	$961.5	$(128.3)	$833.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2024	2023	2022
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$40.9	$85.2	$60.1
Fee revenue and other income	2.6	4.4	5.3
Total revenues	43.5	89.6	65.4
Expenses:
Interest expense	34.7	68.7	41.0
Other operating expenses	2.2	1.8	2.0
Total expenses	36.9	70.5	43.0
Income before net investment losses and income taxes	6.6	19.1	22.4
Net investment losses	(16.9)	(4.4)	(8.1)
Income before income taxes	$(10.3)	$14.7	$14.3

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors. At December 31, 2024, the amortized cost of the below-investment grade investments held by the VIEs was $423.5 million, or 97 percent of the VIEs' investment portfolio. At December 31, 2024, such loans had an amortized cost of $437.0 million; gross unrealized gains of $1.2 million; gross unrealized losses of $4.7 million; an allowance for credit losses of $1.3 million; and an estimated fair value of $432.3 million. The estimated fair value of the below-investment grade portfolio was $418.7 million, or 99 percent of the amortized cost.

The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for each of the three years ended December 31, 2024 (dollars in millions):

Corporate securities
Allowance at December 31, 2021	$3.7
Additions for securities for which credit losses were not previously recorded	7.8
Additions (reductions) for securities where an allowance was previously recorded	(3.0)
Reduction for securities disposed during the period	(3.0)
Allowance at December 31, 2022	5.5
Additions for securities for which credit losses were not previously recorded	0.8
Additions (reductions) for securities where an allowance was previously recorded	(0.3)
Reduction for securities disposed during the period	(2.9)
Allowance at December 31, 2023	3.1
Additions for securities for which credit losses were not previously recorded	0.8
Additions (reductions) for securities where an allowance was previously recorded	1.9
Reduction for securities disposed during the period	(4.5)
Allowance at December 31, 2024	$1.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.1	$3.0
Due after one year through five years	315.3	311.0
Due after five years through ten years	118.6	118.3
Total	$437.0	$432.3

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2024, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$3.1	$2.9
Due after one year through five years	174.3	169.0
Due after five years through ten years	93.0	92.5
Total	$270.4	$264.4

The following summarizes the investments sold at a loss during 2024 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	12	$14.2	$9.8
Greater than or equal to 6 months and less than 12 months prior to sale	6	13.0	7.6
Greater than 12 months prior to sale	7	14.0	7.8
		$41.2	$25.2

As of December 31, 2024, there were no investments held by the VIEs rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis.

During 2024, the VIEs recognized net investment losses of $16.9 million which were comprised of: (i) $18.7 million of net losses from the sales of fixed maturities; and (ii) a $1.8 million decrease in the allowance for credit losses. Such net investment losses included gross realized losses of $23.8 million from the sale of $199.6 million of investments. Sales activity in 2024 was partially driven by the liquidation of two collateralized loan trusts.

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

At December 31, 2024, there were no fixed maturity investments held by the VIEs in default.

At December 31, 2024, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $183.2 million and gross unrealized losses of $0.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $25.6 million and gross unrealized losses of $0.3 million that had been in an unrealized loss position for greater than twelve months.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, acknowledges that our disclosure controls over financial reporting will not prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the fourth quarter of 2024, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the “Section 16 Officers”) of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of shares of the Company's common stock. Each such trading arrangement is intended to satisfy the affirmative defense of Rule10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities. The following summarizes the material terms of such Rule 10b5-1 trading arrangements:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Gary C. Bhojwani (b)	December 11, 2024	December 12, 2025	144,983
–Chief Executive Officer
Yvonne K. Franzese (b)	December 12, 2024	December 5, 2025	17,430
–Chief Human Resources Officer
Scott L. Goldberg	November 7, 2024	September 4, 2025	51,000
–President Consumer Division
Jeremy D. Williams	November 20, 2024	September 30, 2025	20,000
–Chief Actuary

_________
(a)    Trading arrangement will terminate on the earlier of the date (i) stated in this column, (ii) on which the aggregate number of shares has been sold or (iii) on which the individual gives the designated agent notice to terminate.
(b) Aggregate shares to be sold will be subject to reduction of certain shares surrendered to satisfy required tax withholding obligations upon future vesting events.

During the fourth quarter of 2024, none of the Company's directors and no other Section 16 Officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Insider Trading Policies and Procedures

We have adopted an Insider Securities Trading Policy governing the purchase, sale and other dispositions of the Company’s securities by our directors, officers and employees. Our Insider Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the New York Stock Exchange listing standards. In addition, our Insider Securities Trading Policy includes provisions regarding the Company trading in its own securities. A copy of our Insider Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

We will provide information that is responsive to this Item 11. in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 11., other than disclosure under the heading "Pay versus Performance" information responsive to Item 402(v) of Regulation S-K of SEC rules.

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

3. Exhibit Index.

Exhibit
No.    Description

1.1    Underwriting Agreement, dated May 8, 2024, among CNO Financial Group, Inc. and Goldman Sach & Co. LLC, RBC Capital Markets, LLC and Barclays Capital Inc., as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed May 13, 2024.

2.1    Master Transaction Agreement, dated as of August 1, 2018, by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 2, 2018.

3.1    Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated July 29, 2022, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2    Amended and Restated Bylaws of CNO Financial Group, Inc., dated as of August 7, 2024, incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

3.3 Certificate of Designations of Series F Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 13, 2023.

4.1    Form of specimen stock certificate for common stock, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 12, 2010.

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

4.5    Form of 5.250% Senior Notes due 2025 (included as Exhibit B to Exhibit 4.4 above).

4.6    Indenture, dated as of June 12, 2019, between CNO Financial Group, Inc. and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed June 12, 2019.

4.7    First Supplemental Indenture, dated as of June 12, 2019, between CNO Financial Group, Inc. and U.S. Bank National Association, as trustee, relating to the 5.250% Senior Notes due 2029, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed June 12, 2019.

4.8    Form of 5.250% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.7 above).

4.9    Second Supplemental Indenture, dated as of November 25, 2020, between CNO Financial Group, Inc. and U.S. Bank National Association, as trustee, relating to the 5.125% Subordinated Debentures due 2060, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 25, 2020.

4.10    Form of 5.125% Subordinated Debentures due 2060 (included as Exhibit A to Exhibit 4.9 above).

4.11    Third Supplemental Indenture, dated as of May 13, 2024, by and between CNO Financial Group, Inc. and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.450% Senior Notes due 2034, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed May 13, 2024.

4.12    Form of 6.450% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.11 above).

4.13    Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.1 Fifth Amendment and Restatement Agreement, dated as of March 30, 2024, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association, as administrative agent for the lenders, in respect of the Credit Agreement, dated as of May 19, 2015, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association, as administrative agent for the lenders, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.2    Coinsurance and Administration Agreement between Conseco Insurance Company and Reassure American Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.3    Coinsurance Agreement, dated as of September 27, 2018, by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2018.

10.4    Trust Agreement, dated September 27, 2018, by and among Bankers Life and Casualty Company, Wilton Reassurance Company and Citibank, N.A., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2018.

10.5    Administrative Services Agreement, dated as of September 27, 2018, by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2018.

10.6    Transition Services Agreement, dated as of September 27, 2018, by and between CNO Services, LLC and Wilton Reassurance Company, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed October 2, 2018.

10.7*     CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.8*    Form of stock option agreement for 2015 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.9*     Form of amendment to outstanding stock option agreements under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

10.10* Form of stock option agreement for 2017 and 2018 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.11* Form of stock option agreement for 2019, incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2018.

10.12*    Form of restricted stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.13* Form of restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.14* Form of restricted stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.15* Form of executive leadership group restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.16*    Form of executive leadership group restricted stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.17*    Form of performance stock unit award agreement for 2022 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

10.18* Form of performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.19* Form of performance stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.20* Form of executive leadership group performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.21*    Form of executive leadership group performance stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.22*    Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.23*    CNO Deferred Compensation Plan amended and restated effective January 1, 2017, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.24*    First Amendment to the CNO Deferred Compensation Plan effective January 1, 2017, incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.25*    Second Amendment to the CNO Deferred Compensation Plan effective January 1, 2020, incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.26* Third Amendment to the CNO Deferred Compensation Plan effective January 1, 2021, incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.27*    CNO Board of Directors Deferred Compensation Plan, incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.28*    First Amendment to the CNO Board of Directors Deferred Compensation Plan effective January 1, 2021, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.29*    Amended and Restated Employment Agreement, dated as of August 6, 2019, between the Company and Gary C. Bhojwani, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 8, 2019.

10.30*    Amendment to Amended and Restated Employment Agreement, dated November 12, 2020, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2020.

10.31* Second Amendment to Amended and Restated Employment Agreement, dated November 10, 2023, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 13, 2023.

10.32* Form of Confidential Information and Nonsolicitation Agreement between the Company and each of Yvonne Franzese, Eric Johnson, Joel Koehneman, Jeanne Linnenbringer, Paul McDonough, Michael Mead, Rocco Tarasi, Jeremy Williams and Matthew Zimpfer, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2019.

10.33* Form of Confidential Information, Noncompetition and Nonsolicitation Agreement between the Company and each of Scott Goldberg and Karen DeToro, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed August 8, 2019.

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

19.1    CNO Financial Group, Inc. Insider Securities Trading Policy.

21.1    Subsidiaries of the Registrant.

23.1    Consent of PricewaterhouseCoopers LLP.

31.1    Certification of the Chief Executive Officer of CNO Financial Group, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of the Chief Financial Officer of CNO Financial Group, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*    CNO Financial Group, Inc. Clawback Policy, incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

*Identifies a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  February 26, 2025

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 26, 2025
Gary C. Bhojwani	(Principal Executive Officer)

/s/ PAUL H. MCDONOUGH	Executive Vice President	February 26, 2025
Paul H. McDonough	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOEL T. KOEHNEMAN	Senior Vice President	February 26, 2025
Joel T. Koehneman	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ARCHIE M. BROWN	Director	February 26, 2025
Archie M. Brown

/s/ DAVID B. FOSS	Director	February 26, 2025
David B. Foss

/s/ MARY R. NINA HENDERSON	Director	February 26, 2025
Mary R. Nina Henderson

/s/ADRIANNE B. LEE	Director	February 26, 2025
Adrianne B. Lee

/s/ DANIEL R. MAURER	Director	February 26, 2025
Daniel R. Maurer

/s/ CHETLUR S. RAGAVAN	Director	February 26, 2025
Chetlur S. Ragavan

/s/ STEVEN E. SHEBIK	Director	February 26, 2025
Steven E. Shebik

/s/ JESSICA A. TURNER	Director	February 26, 2025
Jessica A. Turner

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2024 and 2023
(Dollars in millions)

ASSETS
	2024	2023
Fixed maturities, available for sale, at fair value (amortized cost: 2024 - $500.2; 2023 - $0)	$518.6	$—
Cash and cash equivalents - unrestricted	355.8	255.3
Investment in wholly-owned subsidiaries*	3,761.0	3,169.3
Income tax assets, net	64.6	124.4
Receivable from subsidiaries*	38.0	26.7
Other assets	18.5	2.4
Total assets	$4,756.5	$3,578.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$1,833.5	$1,140.5
Payable to subsidiaries*	389.4	174.0
Other liabilities	35.2	48.0
Total liabilities	2,258.1	1,362.5
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2024 - 101,618,957; 2023 - 109,357,540)	1,633.5	1,892.6
Accumulated other comprehensive loss	(1,371.4)	(1,576.8)
Retained earnings	2,236.3	1,899.8
Total shareholders' equity	2,498.4	2,215.6
Total liabilities and shareholders' equity	$4,756.5	$3,578.1
* Eliminated in consolidation

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2024, 2023 and 2022
(Dollars in millions)

	2024	2023	2022
Revenues:
Net investment income	$37.0	$13.3	$9.8
Net investment income - affiliated*	1.1	3.7	3.0
Net investment gains (losses)	—	0.1	(0.6)
Total revenues	38.1	17.1	12.2
Expenses:
Interest expense	91.8	62.7	62.5
Intercompany expenses*	13.4	8.4	3.8
Operating costs and expenses	37.7	63.2	0.2
Total expenses	142.9	134.3	66.5
Loss before income taxes and equity in undistributed earnings of subsidiaries	(104.8)	(117.2)	(54.3)
Income tax benefit	(25.7)	(32.2)	(18.3)
Loss before equity in undistributed earnings of subsidiaries	(79.1)	(85.0)	(36.0)
Equity in undistributed earnings of subsidiaries*	483.1	361.5	666.6
Net income	$404.0	$276.5	$630.6

* Eliminated in consolidation

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2024, 2023 and 2022
(Dollars in millions)

	2024	2023	2022
Cash flows from operating activities:	$(65.1)	$(106.8)	$(143.2)
Cash flows from investing activities:
Sales of investments	—	43.2	24.6
Purchases of investments	(499.8)	(6.5)	(11.8)
Net sales of trading securities	5.0	6.6	7.7
Dividends received from consolidated subsidiary*	—	150.0	69.6
Net cash (used) provided by investing activities	(494.8)	193.3	90.1
Cash flows from financing activities:
Issuance of notes payable, net	691.0	—	—
Issuance of common stock	11.1	13.2	13.5
Payments to repurchase common stock	(300.2)	(166.1)	(190.1)
Common stock dividends paid	(67.7)	(68.1)	(64.8)
Issuance of notes payable to affiliates*	419.1	400.3	349.5
Payments on notes payable to affiliates*	(92.9)	(147.2)	(114.5)
Net cash provided (used) by financing activities	660.4	32.1	(6.4)
Net increase (decrease) in cash and cash equivalents	100.5	118.6	(59.5)
Cash and cash equivalents, beginning of the year	255.3	136.7	196.2
Cash and cash equivalents, end of the year	$355.8	$255.3	$136.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2024, 2023 and 2022
(Dollars in millions)

	2024	2023	2022
Life insurance inforce:
Direct	$32,283.5	$31,335.5	$30,444.8
Assumed	77.0	82.0	86.5
Ceded	(2,804.1)	(2,804.9)	(2,820.0)
Net insurance inforce	$29,556.4	$28,612.6	$27,711.3
Percentage of assumed to net	0.3%	0.3%	0.3%

	2024	2023	2022
Insurance policy income:
Direct	$2,492.9	$2,468.5	$2,483.1
Assumed	15.5	16.6	18.7
Ceded	(169.0)	(181.4)	(191.9)
Net premiums	$2,339.4	$2,303.7	$2,309.9
Percentage of assumed to net	0.7%	0.7%	0.8%