Form 10-Q
period 2025-03-31
CNO Financial Group, Inc.
filed 2025-05-07
CIK 1224608

Table of Co

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Shares of common stock outstanding as of April 28, 2025: 99,141,400

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2025	December 31, 2024

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: March 31, 2025 - $38.9 and December 31, 2024 - $37.1; amortized cost: March 31, 2025 - $25,471.1 and December 31, 2024 - $25,264.3)	$23,283.0	$22,840.5
Equity securities at fair value	349.1	162.0
Mortgage loans (net of allowance for credit losses: March 31, 2025 - $20.1 and December 31, 2024 - $13.6)	2,601.2	2,506.3
Policy loans	136.4	135.3
Trading securities	308.0	304.2
Investments held by variable interest entities (net of allowance for credit losses: March 31, 2025 - $2.5 and December 31, 2024 - $1.3; amortized cost: March 31, 2025 - $387.1 and December 31, 2024 - $437.0)	380.2	432.3
Other invested assets	1,386.7	1,491.5
Total investments	28,444.6	27,872.1
Cash and cash equivalents - unrestricted	928.2	1,656.7
Cash and cash equivalents held by variable interest entities	96.6	341.0
Accrued investment income	289.6	286.4
Present value of future profits	156.5	161.0
Deferred acquisition costs	2,209.9	2,158.6
Reinsurance receivables (net of allowance for credit losses: March 31, 2025 - $3.0 and December 31, 2024 - $3.0)	3,804.3	3,854.7
Income tax assets, net	775.1	818.9
Assets held in separate accounts	3.1	3.3
Other assets	728.4	699.9
Total assets	$37,436.3	$37,852.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2025	December 31, 2024

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$17,346.0	$17,615.8
Future policy benefits	11,773.0	11,705.5
Market risk benefit liability	73.6	60.0
Liability for life insurance policy claims	63.5	61.1
Unearned and advanced premiums	221.5	226.8
Liabilities related to separate accounts	3.1	3.3
Other liabilities	1,027.2	1,161.8
Investment borrowings	2,188.6	2,188.8
Borrowings related to variable interest entities	375.1	497.6
Notes payable – direct corporate obligations	1,834.2	1,833.5
Total liabilities	34,905.8	35,354.2
Commitments and Contingencies (Note 13)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2025 – 99,893,923; December 31, 2024 – 101,618,957)	1.0	1.0
Additional paid-in capital	1,535.0	1,632.5
Accumulated other comprehensive loss	(1,239.1)	(1,371.4)
Retained earnings	2,233.6	2,236.3
Total shareholders' equity	2,530.5	2,498.4
Total liabilities and shareholders' equity	$37,436.3	$37,852.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2025	2024

Revenues:
Insurance policy income	$650.7	$628.4
Net investment income:
General account assets	375.1	301.9
Policyholder and other special-purpose portfolios	(63.6)	167.3
Investment gains (losses):
Realized investment losses	(3.8)	(10.0)
Other investment gains (losses)	(3.0)	17.8
Total investment gains (losses)	(6.8)	7.8
Fee revenue and other income	48.7	51.1
Total revenues	1,004.1	1,156.5
Benefits and expenses:
Insurance policy benefits	580.1	636.6
Liability for future policy benefits remeasurement (gain) loss	(12.2)	(6.4)
Change in fair value of market risk benefits	15.3	(18.9)
Interest expense	62.0	60.2
Amortization of deferred acquisition costs and present value of future profits	67.4	60.5
Gain on extinguishment of borrowings related to variable interest entities	(1.5)	—
Other operating costs and expenses	275.3	278.3
Total benefits and expenses	986.4	1,010.3
Income before income taxes	17.7	146.2
Income tax expense	4.0	33.9
Net income	$13.7	112.3
Earnings per common share:
Basic:
Weighted average shares outstanding	100,743,000	108,964,000
Net income	$0.14	$1.03
Diluted:
Weighted average shares outstanding	103,070,000	110,845,000
Net income	$0.13	$1.01

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2025	2024

Net income	$13.7	$112.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	229.4	(114.6)
Adjustment to discount rate for liability for future policy benefits	(68.8)	231.7
Adjustment to instrument-specific credit risk for market risk benefits	1.7	(1.4)
Reclassification adjustments:
For net realized investment losses included in net income	7.1	7.3
Other comprehensive income (loss) before tax	169.4	123.0
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	(37.1)	(26.5)
Other comprehensive income (loss), net of tax	132.3	96.5
Comprehensive income (loss)	$146.0	$208.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2023	109,358	$1.1	$1,891.5	$(1,576.8)	$1,899.8	$2,215.6
Net income	—	—	—	—	112.3	112.3
Other comprehensive income (loss), net of tax	—	—	—	96.5	—	96.5
Common stock repurchased	(1,483)	—	(40.0)	—	—	(40.0)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	694	—	(0.3)	—	—	(0.3)
Balance, March 31, 2024	108,569	$1.1	$1,851.2	$(1,480.3)	$1,995.7	$2,367.7

Balance, December 31, 2024	101,619	$1.0	$1,632.5	$(1,371.4)	$2,236.3	$2,498.4
Net income	—	—	—	—	13.7	13.7
Other comprehensive income (loss), net of tax	—	—	—	132.3	—	132.3
Common stock repurchased	(2,482)	—	(99.9)	—	—	(99.9)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	757	—	2.4	—	—	2.4
Balance, March 31, 2025	99,894	$1.0	$1,535.0	$(1,239.1)	$2,233.6	$2,530.5

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Insurance policy income	$589.8	$582.1
Net investment income	360.3	334.4
Fee revenue and other income	62.1	53.6
Insurance policy benefits	(407.6)	(408.0)
Interest expense	(34.1)	(50.4)
Deferrable policy acquisition costs	(114.1)	(103.2)
Other operating costs	(322.2)	(303.8)
Income taxes	2.5	(10.1)
Net cash provided by operating activities	136.7	94.6
Cash flows from investing activities:
Sales of investments	462.9	671.0
Maturities and redemptions of investments	642.0	368.3
Purchases of investments	(1,639.7)	(1,064.7)
Net sales (purchases) of trading securities	—	4.3
Other	(3.4)	(2.5)
Net cash used by investing activities	(538.2)	(23.6)
Cash flows from financing activities:
Issuance of common stock	6.5	2.8
Payments to repurchase common stock	(110.3)	(58.8)
Common stock dividends paid	(16.9)	(17.3)
Payments on financing arrangements	(3.7)	(3.5)
Amounts received for deposit products	574.2	523.9
Withdrawals from deposit products	(899.6)	(505.5)
Issuance of investment borrowings:
Federal Home Loan Bank	234.5	222.0
Payments on investment borrowings:
Federal Home Loan Bank	(234.6)	(222.1)
Related to variable interest entities	(121.5)	(251.7)
Net cash provided (used) by financing activities	(571.4)	(310.2)
Net increase (decrease) in cash and cash equivalents	(972.9)	(239.2)
Cash and cash equivalents - unrestricted and including held by variable interest entities, beginning of period	1,997.7	889.0
Cash and cash equivalents - unrestricted and including held by variable interest entities, end of period	$1,024.8	$649.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

1. BUSINESS, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

The December 31, 2024 consolidated balance sheet data was derived from the audited consolidated financial statements included in our 2024 Annual Report on Form 10-K. Accordingly, these interim consolidated financial statements should be read together with the consolidated financial statements included in our 2024 Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

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

Revision of Prior Period Amounts

Certain amounts presented in the prior years’ consolidated balance sheet and consolidated statement of operations as of March 31, 2024 and related footnotes thereto have been corrected to conform with the current period presentation. During the fourth quarter of 2024, the Company corrected certain immaterial errors that resulted in misclassifications related to market risk benefits.

Upon the adoption of Accounting Standards Update 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, the Company recorded the fair value of the market risk benefit ("MRB") in policyholder account balances, resulting in no initial MRB presented separately on the consolidated balance sheet. MRBs are required to be presented separately in the consolidated balance sheet. Subsequent to transaction inception, the resulting accumulated change in the fair value of the MRBs was recorded as market risk benefits within the consolidated balance sheet. Additionally, the transaction’s resulting policyholder account balance discount was accreted in change in fair value of MRBs. This accretion should have been recorded in insurance policy benefits within the consolidated statement of operations.

To correct for the error, the Company increased insurance policy benefits by $5.2 million and decreased change in fair value of market risk benefits by $5.2 million within the consolidated statement of operations for the three months ended March 31, 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

2. INVESTMENTS

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,942.0	$80.1	$(1,553.8)	$(33.1)	$12,435.2
Certificates of deposit	470.0	0.7	—	—	470.7
United States Treasury securities and obligations of United States government corporations and agencies	216.3	—	(22.9)	—	193.4
States and political subdivisions	3,297.6	23.1	(383.4)	(3.1)	2,934.2
Foreign governments	109.0	0.3	(14.4)	(1.0)	93.9
Asset-backed securities	1,625.7	9.3	(58.4)	(0.1)	1,576.5
Agency residential mortgage-backed securities	812.1	8.1	(1.6)	—	818.6
Non-agency residential mortgage-backed securities	1,665.0	37.0	(111.8)	—	1,590.2
Collateralized loan obligations	1,009.2	2.2	(6.5)	—	1,004.9
Commercial mortgage-backed securities	2,324.2	3.6	(160.8)	(1.6)	2,165.4
Total fixed maturities, available for sale	$25,471.1	$164.4	$(2,313.6)	$(38.9)	$23,283.0

At December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,785.3	$60.4	$(1,663.3)	$(31.1)	$12,151.3
Certificates of deposit	470.0	18.3	—	—	$488.3
United States Treasury securities and obligations of United States government corporations and agencies	214.8	—	(28.6)	—	186.2
States and political subdivisions	3,261.9	12.2	(436.4)	(3.4)	2,834.3
Foreign governments	107.3	0.1	(15.3)	(0.9)	91.2
Asset-backed securities	1,574.6	8.3	(66.5)	(0.1)	1,516.3
Agency residential mortgage-backed securities	819.8	5.3	(5.5)	—	819.6
Non-agency residential mortgage-backed securities	1,636.3	33.5	(130.8)	—	1,539.0
Collateralized loan obligations	1,015.2	5.6	(4.0)	—	1,016.8
Commercial mortgage-backed securities	2,379.1	3.7	(183.7)	(1.6)	2,197.5
Total fixed maturities, available for sale	$25,264.3	$147.4	$(2,534.1)	$(37.1)	$22,840.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at March 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$756.5	$756.1
Due after one year through five years	2,301.3	2,261.8
Due after five years through ten years	2,270.5	2,242.2
Due after ten years	12,706.6	10,867.5
Subtotal	18,034.9	16,127.6
Structured securities	7,436.2	7,155.4
Total fixed maturities, available for sale	$25,471.1	$23,283.0

Gross Unrealized Investment Losses

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at March 31, 2025 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$731.5	$(20.9)	$3,133.2	$(481.9)	$3,864.7	$(502.8)
United States Treasury securities and obligations of United States government corporations and agencies	44.2	(2.9)	147.4	(20.0)	191.6	(22.9)
States and political subdivisions	289.8	(4.6)	803.2	(154.3)	1,093.0	(158.9)
Foreign governments	6.2	(0.1)	2.6	(0.1)	8.8	(0.2)
Asset-backed securities	105.7	(0.8)	788.9	(56.5)	894.6	(57.3)
Agency residential mortgage-backed securities	197.0	(1.5)	3.0	(0.1)	200.0	(1.6)
Non-agency residential mortgage-backed securities	85.5	(0.7)	863.9	(111.1)	949.4	(111.8)
Collateralized loan obligations	644.0	(3.7)	56.0	(2.8)	700.0	(6.5)
Commercial mortgage-backed securities	192.6	(0.7)	1,553.1	(160.2)	1,745.7	(160.9)
Total fixed maturities, available for sale	$2,296.5	$(35.9)	$7,351.3	$(987.0)	$9,647.8	$(1,022.9)

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

Based on management's current assessment of investments with unrealized losses at March 31, 2025, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2025 (dollars in millions):

	For the three months ended March 31, 2025
	Corporate securities	Other	Total
Allowance at December 31, 2024	$31.1	$6.0	$37.1
Additions for securities for which credit losses were not previously recorded	2.5	—	2.5
Additions (reductions) for securities where an allowance was previously recorded	0.8	(0.2)	0.6
Reduction for securities disposed during the period	(1.3)	—	(1.3)
Allowance at March 31, 2025	$33.1	$5.8	$38.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2024 (dollars in millions):

	For the three months ended March 31, 2024
	Corporate securities	Other	Total
Allowance at December 31, 2023	$41.7	$1.2	$42.9
Additions for securities for which credit losses were not previously recorded	2.2	—	2.2
Additions (reductions) for securities where an allowance was previously recorded	(6.1)	0.1	(6.0)
Reduction for securities disposed during the period	(0.1)	—	(0.1)
Allowance at March 31, 2024	$37.7	$1.3	$39.0

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At March 31, 2025, we held commercial mortgage loan investments with an amortized cost and fair value of $1,539.8 million and $1,417.9 million, respectively. At March 31, 2025, there were no commercial mortgage loans that were non-current or in the process of foreclosure.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2025 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2025	2024	2023	2022	2021	Prior	Total amortized cost	Commercial mortgage loans	Collateral
Less than 60%	$25.9	$153.6	$170.3	$143.9	$126.0	$470.4	$1,090.1	$1,012.1	$3,584.5
60% to less than 70%	10.0	31.3	105.7	24.3	—	23.9	195.2	185.5	301.6
70% to less than 80%	18.3	—	29.5	77.6	5.7	38.1	169.2	148.4	227.8
80% to less than 90%	—	—	—	61.1	—	14.4	75.5	64.3	89.8
90% to less than 100%	—	—	—	—	—	1.9	1.9	1.4	2.0
100% or greater	—	—	—	—	7.8	—	7.8	6.2	7.8
Total	$54.2	$184.9	$305.5	$306.9	$139.5	$548.7	$1,539.7	$1,417.9	$4,213.5
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At March 31, 2025, we held residential mortgage loan investments with an amortized cost and fair value of $1,081.5 million and $1,091.2 million, respectively. We consider current or non-current loan status as our primary credit quality indicator in conjunction with other quantitative and qualitative factors. We define non-current loans as those that are 90 or more days past-due and/or in nonaccrual status. At March 31, 2025, there were 26 residential mortgage loans that were non-current with an amortized cost of $20.2 million (of which, nine loans with an amortized cost of $4.9 million were in foreclosure).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Allowance at the beginning of the period	$13.6	$15.4
Increase in provision for expected credit losses	6.5	1.2
Allowance at the end of the period	$20.1	$16.6

Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$1.0	$2.1
Gross realized losses on sales of fixed maturities, available for sale	(2.8)	(5.9)
Other, net	(2.0)	(6.2)
Total realized investment losses	(3.8)	(10.0)
Change in allowance for credit losses (a)	(9.6)	1.5
Change in fair value of equity securities (b)	(2.5)	0.9
Other changes in fair value (c)	9.1	11.6
Gain on liquidation of variable interest entities	—	3.8
Other investment gains (losses)	(3.0)	17.8
Total investment gains (losses)	$(6.8)	$7.8
_________________
(a)    Changes in the allowance for credit losses includes $(1.3) million and $(1.2) million in the three months ended March 31, 2025 and 2024, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $0.4 million and $1.0 million in the three months ended March 31, 2025 and 2024, respectively.
(c)    Comprised of $7.9 million and $11.3 million of gains related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value, in the three months ended March 31, 2025 and 2024, respectively, and the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.2 million and $0.3 million in the three months ended March 31, 2025 and 2024, respectively. Changes in the estimated fair value of securities that we have elected the fair value option (that are still held as of the end of the respective periods) were $5.8 million and $4.8 million in the three months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025, the amortized cost and carrying value of fixed maturities that were non-income producing were $5.7 million and $4.2 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the first three months of 2025, the $2.8 million of gross realized losses on sales of $230.3 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositionings related to changes in market conditions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

3. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by VIEs, derivatives, separate account assets and embedded derivatives.  We carry our company-owned life insurance ("COLI"), which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments that are not carried at fair value, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products and funding agreements, investment borrowings, notes payable and borrowings related to VIEs.

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

•Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker-dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities, certain structured securities, mortgage loans, policy loans and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives (including embedded derivatives related to our fixed indexed annuity products and to a modified coinsurance arrangement), and funding agreements since their values include significant unobservable inputs, including actuarial assumptions.

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

Fixed maturities available for sale, equity securities and trading securities

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 95 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2025 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,212.7	$222.5	$12,435.2
Certificates of deposit	—	470.7	—	470.7
United States Treasury securities and obligations of United States government corporations and agencies	—	193.4	—	193.4
States and political subdivisions	—	2,934.3	—	2,934.3
Foreign governments	—	93.9	—	93.9
Asset-backed securities	—	1,525.9	50.6	1,576.5
Agency residential mortgage-backed securities	—	818.6	—	818.6
Non-agency residential mortgage-backed securities	—	1,590.0	—	1,590.0
Collateralized loan obligations	—	1,004.9	—	1,004.9
Commercial mortgage-backed securities	—	2,161.3	4.2	2,165.5
Total fixed maturities, available for sale	—	23,005.7	277.3	23,283.0
Equity securities - corporate securities	119.6	156.2	73.3	349.1
Trading securities:
Asset-backed securities	—	40.5	—	40.5
Agency residential mortgage-backed securities	—	99.2	—	99.2
Non-agency residential mortgage-backed securities	—	53.1	—	53.1
Collateralized loan obligations	—	9.4	—	9.4
Commercial mortgage-backed securities	—	105.8	—	105.8
Total trading securities	—	308.0	—	308.0
Investments held by variable interest entities - corporate securities	—	380.2	—	380.2
Other invested assets:
Derivatives	—	149.6	—	149.6
Residual tranches	—	8.3	2.6	10.9
Total other invested assets	—	157.9	2.6	160.5
Assets held in separate accounts	—	3.1	—	3.1
Total assets carried at fair value by category	$119.6	$24,011.1	$353.2	$24,483.9
Residual tranches measured at net asset value				99.2
Total assets carried at fair value				$24,583.1

Liabilities:
Market risk benefit liability	$—	$—	$73.6	$73.6
Embedded derivatives associated with fixed indexed annuity products	—	—	1,481.9	1,481.9
Total liabilities carried at fair value by category	$—	$—	$1,555.5	$1,555.5

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2025
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,509.1	$2,509.1	$2,601.2
Policy loans	—	—	136.4	136.4	136.4
Other invested assets:
Company-owned life insurance (a)	—	405.3	—	405.3	405.3
Cash and cash equivalents:
Unrestricted	928.2	—	—	928.2	928.2
Held by variable interest entities	96.6	—	—	96.6	96.6
Total	1,024.8	405.3	2,645.5	4,075.6	4,167.7

Liabilities:
Policyholder account balances	—	—	17,346.0	17,346.0	17,346.0
Investment borrowings	—	2,189.4	—	2,189.4	2,188.6
Borrowings related to variable interest entities	—	375.8	—	375.8	375.1
Notes payable – direct corporate obligations	—	1,844.9	—	1,844.9	1,834.2
_________
(a)Includes $215.7 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2024 Form 10-K, and a $189.6 million investment in a COLI policy for key employees that is recorded in our general account assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2024
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,376.0	$2,376.0	$2,506.3
Policy loans	—	—	135.3	135.3	135.3
Other invested assets:
Company-owned life insurance (a)	—	402.1	—	402.1	402.1
Cash and cash equivalents:
Unrestricted	1,656.7	—	—	1,656.7	1,656.7
Held by variable interest entities	341.0	—	—	341.0	341.0
Total	1,997.7	402.1	2,511.3	4,911.1	5,041.4

Liabilities:
Policyholder account balances	—	—	17,615.8	17,615.8	17,615.8
Investment borrowings	—	2,189.8	—	2,189.8	2,188.8
Borrowings related to variable interest entities	—	499.0	—	499.0	497.6
Notes payable – direct corporate obligations	—	1,837.9	—	1,837.9	1,833.5
_________
(a)Includes $212.6 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2024 Form 10-K, and a $189.5 million investment in a COLI policy for key employees that is recorded in our general account assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2025 (dollars in millions):

	For the three months ended March 31, 2025
		Equity Securities	Other Invested Assets
	Total Fixed Maturities	Corporate Securities	Residual Tranches	Total
Beginning of period	$155.9	$73.4	$95.4	$324.7
Gains (losses) included in net income	—	(0.1)	—	(0.1)
Gains (losses) included in accumulated other comprehensive loss	2.9	—	—	2.9
Purchases, sales issuances, and settlements (b)
Purchases	81.6	—	—	81.6
Sales	(14.8)	—	—	(14.8)
Transfers into Level 3 (a)	66.0	—	—	66.0
Transfers out of Level 3 (a)	(14.3)	—	(92.8)	(107.1)
End of period	$277.3	$73.3	$2.6	$353.2

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$0.1	$(0.1)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$1.9	$—	$—	$1.9
_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the three months ended March 31, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2024 (dollars in millions):

	For the three months ended March 31, 2024
		Equity Securities	Other Invested Assets
	Total Fixed Maturities	Corporate Securities	Residual Tranches	Total
Beginning of period	$197.9	$72.7	$31.5	$302.1
Gains (losses) included in net income	4.4	(0.1)	6.4	10.7
Gains (losses) included in accumulated other comprehensive loss	(5.6)	—	—	(5.6)
Purchases, sales issuances, and settlements (b)
Purchases	6.8	—	9.2	16.0
Sales	(0.3)	—	(1.3)	(1.6)
Transfers into Level 3 (a)	—	—	6.4	6.4
Transfers out of Level 3 (a)	(30.1)	—	—	(30.1)
End of period	$173.1	$72.6	$52.2	$297.9

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$4.4	$(0.1)	$6.4	$10.7
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(6.5)	$—	$—	$(6.5)
_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  There were no issuances or settlements during the three months ended March 31, 2024.

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

Residual tranches are valued based on our ownership share of the equity of the investee as reported to us by the General Partner. These investments are typically non-redeemable, however they can be transferred to a third party with the consent of the General Partner. The Company does not have plans to sell any of these assets at less than fair value. Investments underlying these entities are generally expected to be liquidated within a 10-year timeframe. As of March 31, 2025 and December 31, 2024, we held residual tranches of $99.2 million and $92.7 million, respectively. We had unfunded commitments to invest $25.4 million in these entities as of March 31, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

At March 31, 2025, 81 percent of our Level 3 fixed maturities, available for sale, were investment grade and 80 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended
	March 31,
	2025	2024
Balance at beginning of the period	$1,493.2	$1,376.7
Premiums less benefits	(8.5)	(17.8)
Change in fair value, net	(2.8)	67.9
Balance at end of the period	$1,481.9	$1,426.8

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2025 (dollars in millions):

	Fair value at March 31, 2025	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Asset-backed securities (b)	$8.1	Discounted cash flow analysis	Discount margins	1.55%
Asset-backed securities (c)	4.2	Recovery method	% Recovery expected	73.60%
Equity securities (d)	64.1	Market comparables	EBITDA multiples	12.8X
Total	76.4
Liabilities:
Market risk benefit liability (e)	73.6	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Embedded derivatives related to fixed indexed annuity products (f)	1,481.9	Discounted projected embedded derivatives	Projected portfolio yields	4.52% - 4.92% (4.69%)
			Discount rates	4.08% - 6.19% (4.81%)
			Surrender rates	1.45% - 30.10% (7.54%)
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
(e)    Market risk benefits – Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including nonmarket assumptions related to mortality rates, surrender and withdrawal rates and GLWB utilization. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(f)    Embedded derivatives related to fixed indexed annuity products are classified as policyholder account liabilities on the consolidated balance sheet. The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2024 (dollars in millions):

	Fair value at December 31, 2024	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Asset-backed securities (b)	$8.1	Discounted cash flow analysis	Discount margins	1.49%
Asset-backed securities (c)	4.1	Recovery method	% Recovery expected	71.3%
Equity securities (d)	64.2	Market comparables	EBITDA multiples	14.0X
Total	$76.4
Liabilities:
Market risk benefit liability (e)	60.0	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Embedded derivatives related to fixed indexed annuity products (f)	1,493.2	Discounted projected embedded derivatives	Projected portfolio yields	4.52% - 4.92% (4.69%)
			Discount rates	4.21% - 5.88% (5.04%)
			Surrender rates	1.45% - 30.10% (7.54%)
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
(e)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including nonmarket assumptions related to mortality rates, surrender and withdrawal rates and GLWB utilization. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally increase the value of a MRB asset or decrease the value of a MRB liability (with decreases in assumed surrender rates having the opposite impacts). Increases in utilization rates would generally decrease the value of a MRB asset or increase the value of a MRB liability (with decreases in utilization rates having the opposite impacts).
(f)    Embedded derivatives related to fixed indexed annuity products are classified as policyholder account liabilities on the consolidated balance sheet. The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are projected portfolio yields, discount rates and surrender rates. Increases (decreases) in projected portfolio yields in isolation would have resulted in a higher (lower) fair value measurement. The discount rate is based on risk free rates (U.S. Treasury rates for similar durations) adjusted for our non-performance risk and risk margins for non-capital market inputs. Increases (decreases) in the discount rates would have resulted in a lower (higher) fair value measurement. Assumed surrender rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

4. LIABILITIES FOR INSURANCE PRODUCTS
The liability for future policy benefits is determined based on numerous assumptions. The most significant assumptions for our life and annuity business are based on our experience and, in cases of limited experience, industry experience. Mortality and lapse/withdrawal rates also take into consideration future expectations in policyholder behavior that may vary from past experience. For our health business, mortality rates, lapse rates, morbidity assumptions and future rate increases are based on our experience and, in cases of limited experience, industry experience. Such assumptions also consider future expectations in policyholder behavior that may vary from past experience.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2025 (dollars in millions):

	Three months ended
	March 31, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
Present value of expected net premiums ("PVENP"), beginning of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5
Effect of changes in discount rate assumptions, beginning of period	180.0	195.2	25.7	113.5	—	514.4
Beginning PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of actual variances from expected experience	(19.4)	33.3	(17.8)	(32.4)	—	(36.3)
Adjusted beginning of period PVENP	2,804.5	3,390.4	1,110.7	2,285.0	—	9,590.6
Issuances	108.3	157.3	43.1	91.8	1.6	402.1
Interest accrual	30.9	35.4	13.2	23.6	—	103.1
Net premiums collected	(90.0)	(116.8)	(40.6)	(99.9)	(1.6)	(348.9)
Ending PVENP at original discount rate	2,853.7	3,466.3	1,126.4	2,300.5	—	9,746.9
Effect of changes in discount rate assumptions, end of period	(154.3)	(157.9)	(13.9)	(86.4)	—	(412.5)
PVENP, end of period	$2,699.4	$3,308.4	$1,112.5	$2,214.1	$—	$9,334.4

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0
Effect of changes in discount rate assumptions, beginning of period	516.6	211.5	94.1	333.3	16.2	1,171.7
Beginning PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of actual variances from expected experience	(22.6)	34.7	(20.8)	(40.7)	0.6	(48.8)
Adjusted beginning of period PVEFPB	6,322.2	3,621.8	4,313.4	4,863.2	281.3	19,401.9
Issuances	111.2	157.4	43.1	92.0	1.6	405.3
Interest accrual	73.2	37.9	57.0	52.6	3.2	223.9
Benefit payments	(104.1)	(123.4)	(73.0)	(122.5)	(7.2)	(430.2)
Ending PVEFPB at original discount rate	6,402.5	3,693.7	4,340.5	4,885.3	278.9	19,600.9
Effect of changes in discount rate assumptions, end of period	(465.5)	(171.3)	(60.9)	(283.0)	(16.5)	(997.2)
PVEFPB, end of period	$5,937.0	$3,522.4	$4,279.6	$4,602.3	$262.4	$18,603.7

Net liability for future policy benefits	$3,237.6	$214.0	$3,167.1	$2,388.2	$262.4	$9,269.3
Flooring impact	—	0.7	—	—	—	0.7
Adjusted net liability for future policy benefits	3,237.6	214.7	3,167.1	2,388.2	262.4	9,270.0
Related reinsurance recoverable	(1.2)	—	(368.1)	(166.4)	—	(535.7)
Net liability for future policy benefits, net of reinsurance recoverable	$3,236.4	$214.7	$2,799.0	$2,221.8	$262.4	$8,734.3

Adjusted net liability for future policy benefits	$9,270.0
Reserves excluded from rollforward (a)	2,406.7
Deferred liability	68.7
Future loss reserves (b)	27.6
Future policy benefits	$11,773.0
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2024 (dollars in millions):

	Three months ended
	March 31, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
PVENP, beginning of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—	$9,062.6
Effect of changes in discount rate assumptions, beginning of period	86.8	99.1	(7.6)	67.6	—	245.9
Beginning PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—	9,308.5
Effect of actual variances from expected experience	(15.2)	(39.0)	(7.9)	(21.2)	—	(83.3)
Adjusted beginning of period PVENP	2,789.8	3,069.3	1,040.1	2,326.0	—	9,225.2
Issuances	66.0	134.2	46.9	108.2	0.9	356.2
Interest accrual	30.7	32.2	12.9	24.3	—	100.1
Net premiums collected	(86.9)	(114.4)	(39.5)	(99.9)	(0.9)	(341.6)
Ending PVENP at original discount rate	2,799.6	3,121.3	1,060.4	2,358.6	—	9,339.9
Effect of changes in discount rate assumptions, end of period	(139.1)	(145.5)	(11.5)	(102.0)	—	(398.1)
PVENP, end of period	$2,660.5	$2,975.8	$1,048.9	$2,256.6	$—	$8,941.8

PVEFPB, beginning of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9	$18,628.1
Effect of changes in discount rate assumptions, beginning of period	229.8	108.3	(132.8)	170.9	3.0	379.2
Beginning PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9	19,007.3
Effect of actual variances from expected experience	(17.7)	(39.1)	(12.1)	(22.0)	0.8	(90.1)
Adjusted beginning of period PVEFPB	6,235.4	3,305.8	4,219.7	4,843.6	312.7	18,917.2
Issuances	66.0	134.2	47.0	108.2	0.9	356.3
Interest accrual	72.6	34.9	56.7	52.8	3.6	220.6
Benefit payments	(105.6)	(117.8)	(74.2)	(120.7)	(8.2)	(426.5)
Ending PVEFPB at original discount rate	6,268.4	3,357.1	4,249.2	4,883.9	309.0	19,067.6
Effect of changes in discount rate assumptions, end of period	(371.4)	(158.4)	25.5	(263.8)	(10.1)	(778.2)
PVEFPB, end of period	$5,897.0	$3,198.7	$4,274.7	$4,620.1	$298.9	$18,289.4

Net liability for future policy benefits	$3,236.5	$222.9	$3,225.8	$2,363.5	$298.9	$9,347.6
Flooring impact	—	0.8	—	—	—	0.8
Adjusted net liability for future policy benefits	3,236.5	223.7	3,225.8	2,363.5	298.9	9,348.4
Related reinsurance recoverable	(1.5)	—	(360.8)	(187.3)	—	(549.6)
Net liability for future policy benefits, net of reinsurance recoverable	$3,235.0	$223.7	$2,865.0	$2,176.2	$298.9	$8,798.8

Adjusted net liability for future policy benefits	$9,348.4
Reserves excluded from rollforward (a)	2,488.1
Deferred liability	64.7
Future loss reserves (b)	31.0
Future policy benefits	$11,932.2
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

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Net liability (asset), beginning of period	$60.0	$117.1
Effect of changes in the instrument-specific credit risk, beginning of period	1.4	4.8
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	61.4	121.9
Issuances	1.1	0.8
Interest accrual	0.8	1.3
Effect of changes in interest rates	5.8	(13.7)
Effect of changes in equity markets	2.0	(4.9)
Effect of changes in equity index volatility	6.8	(1.2)
Actual policyholder behavior different from expected behavior	(0.3)	(0.4)
Effect of changes in assumptions	(0.9)	(0.8)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	76.7	103.0
Effect of changes in the instrument-specific credit risk, end of period	(3.1)	(3.4)
Net liability (asset), end of period, net of reinsurance	$73.6	$99.6

Balance reported as an asset	$—	$—
Balance reported as a liability	73.6	99.6
Net liability (asset)	$73.6	$99.6

Net amount at risk	$25.2	$46.2
Weighted average attained age of contract holders	69	69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Three months ended		Three months ended
	March 31,		March 31,
	2025	2024	2025	2024
Other annuities	$2.0	$1.0	$3.2	$3.6
Supplemental health	184.8	175.2	42.3	41.9
Medicare supplement	158.1	156.8	2.5	2.7
Long-term care	86.7	85.0	43.8	43.8
Traditional life	183.4	178.9	29.0	28.5
Total	$615.0	$596.9	$120.8	$120.5
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

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	March 31, 2025		March 31, 2024
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	324.1	262.4	370.6	298.9
Supplemental health
Expected future gross premiums	9,028.5	5,543.1	8,932.2	5,527.6
Expected future benefits and expenses	11,079.0	5,937.0	10,812.6	5,897.0
Medicare supplement
Expected future gross premiums	6,484.6	4,427.0	5,744.3	4,024.7
Expected future benefits and expenses	5,187.4	3,522.4	4,601.3	3,198.7
Long-term care
Expected future gross premiums	3,508.9	2,437.8	3,330.8	2,340.7
Expected future benefits and expenses	7,967.7	4,279.6	7,724.0	4,274.7
Traditional life
Expected future gross premiums	5,681.9	4,077.6	5,642.0	4,048.0
Expected future benefits and expenses	7,616.2	4,602.3	7,574.2	4,620.1
_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the three months ended March 31, 2025 and 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	March 31, 2025	March 31, 2024
Other annuity	9.6	9.6
Supplemental health	11.3	11.3
Medicare supplement	6.3	6.4
Long-term care	10.8	10.6
Traditional life	10.2	10.4

The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2025	March 31, 2024
Other annuities
Interest accretion rate	4.80%	4.82%
Current discount rate	5.63%	5.37%
Supplemental health
Interest accretion rate	4.97%	5.00%
Current discount rate	5.51%	5.35%
Medicare supplement
Interest accretion rate	4.31%	4.31%
Current discount rate	5.23%	5.24%
Long-term care
Interest accretion rate	5.66%	5.67%
Current discount rate	5.57%	5.39%
Traditional life
Interest accretion rate	4.78%	4.77%
Current discount rate	5.53%	5.37%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Three months ended
	March 31, 2025
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$10,766.3	$1,646.6	$107.4	$1,321.8	$3,021.2	$359.1	$17,222.4
Issuances (funds collected from new business)	383.6	50.9	—	9.7	—	—	444.2
Premiums received (premiums collected from inforce business)	3.9	0.7	6.7	55.0	—	65.4	131.7
Policy charges	(6.8)	(0.4)	—	(49.9)	—	—	(57.1)
Surrenders and withdrawals	(233.2)	(41.4)	(8.6)	(10.0)	(419.8)	(69.3)	(782.3)
Benefit payments	(72.6)	(28.4)	(1.2)	(6.5)	—	—	(108.7)
Interest credited	96.4	12.7	0.6	17.6	27.1	0.6	155.0
Other	14.5	—	0.1	(0.1)	—	—	14.5
Policyholder account values, end of period excluding contracts 100% ceded	10,952.1	1,640.7	105.0	1,337.6	2,628.5	355.8	17,019.7
Policyholder account values, end of period for contracts 100% ceded	121.6	527.3	28.0	96.5	—	10.0	783.4
Amount of reserves above (below) policyholder account values (c)	(462.4)	—	—	5.3	—	—	(457.1)
Balance, end of period	$10,611.3	$2,168.0	$133.0	$1,439.4	$2,628.5	$365.8	$17,346.0

Balance, end of period, reinsurance ceded	(114.0)	(527.3)	(28.0)	(114.4)	—	(23.3)	(807.0)
Balance, end of period, net of reinsurance	$10,497.3	$1,640.7	$105.0	$1,325.0	$2,628.5	$342.5	$16,539.0

Weighted average crediting rate (d)	2.1%	2.9%	2.7%	5.4%	4.1%	0.8%

Cash surrender value, net of reinsurance	$10,233.1	$1,598.5	$105.0	$1,090.2	$—	$342.5
_______________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $29.8 billion at the balance sheet date.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended
	March 31, 2024
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$9,999.2	$1,636.4	$113.1	$1,255.2	$1,411.0	$381.0	$14,795.9
Issuances (funds collected from new business)	345.4	45.1	—	9.7	—	—	400.2
Premiums received (premiums collected from inforce business)	0.5	1.0	5.7	52.4	—	65.7	125.3
Policy charges	(6.5)	(0.3)	—	(48.2)	—	—	(55.0)
Surrenders and withdrawals	(232.2)	(52.8)	(8.7)	(8.1)	(9.9)	(74.5)	(386.2)
Benefit payments	(74.4)	(30.2)	(1.4)	(5.4)	—	—	(111.4)
Interest credited	68.9	11.4	0.5	15.2	7.2	0.7	103.9
Other	11.8	—	(0.1)	(0.1)	—	—	11.6
Policyholder account values, end of period excluding contracts 100% ceded	10,112.7	1,610.6	109.1	1,270.7	1,408.3	372.9	14,884.3
Policyholder account values, end of period for contracts 100% ceded	134.4	579.3	25.5	102.9	—	10.3	852.4
Amount of reserves above (below) policyholder account values (c)	(398.4)			22.8			(375.6)
Policyholder account balance, end of period	$9,848.7	$2,189.9	$134.6	$1,396.4	$1,408.3	$383.2	$15,361.1

Balance, end of period, reinsurance ceded	(134.4)	(579.3)	(25.5)	(121.0)	—	(24.0)	(884.2)
Balance, end of period, net of reinsurance	$9,714.3	$1,610.6	$109.1	$1,275.4	$1,408.3	$359.2	$14,476.9

Weighted average crediting rate (d)	1.9%	2.8%	2.4%	4.3%	2.0%	0.8%

Cash surrender value, net of reinsurance	$9,434.2	$1,582.1	$109.1	$1,027.7	$—	$359.2
_________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $28.7 billion at the balance sheet date.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	March 31, 2025
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$88.3	$188.6	$282.3	$59.2	$618.4
3.00%-4.99%	1,230.5	34.8	174.4	27.1	1,466.8
5.00% and greater	82.8	—	—	—	82.8
Subtotal	1,401.6	223.4	456.7	86.3	2,168.0
Other annuities
0.00%-2.99%	24.9	22.4	—	—	47.3
3.00%-4.99%	48.0	—	—	—	48.0
5.00% and greater	37.7	—	—	—	37.7
Subtotal	110.6	22.4	—	—	133.0
Interest-sensitive life
0.00%-2.99%	15.8	—	0.4	731.6	747.8
3.00%-4.99%	366.3	112.1	185.1	1.6	665.1
5.00% and greater	20.6	0.5	—	—	21.1
Subtotal	402.7	112.6	185.5	733.2	1,434.0
Other
0.00%-2.99%	16.5	327.9	—	—	344.4
3.00%-4.99%	21.1	—	—	—	21.1
5.00% and greater	0.3	—	—	—	0.3
Subtotal	37.9	327.9	—	—	365.8
Total
0.00%-2.99%	145.5	538.9	282.7	790.8	1,757.9
3.00%-4.99%	1,665.9	146.9	359.5	28.7	2,201.0
5.00% and greater	141.4	0.5	—	—	141.9
Total policyholder account balances, excluding fixed indexed annuities	$1,952.8	$686.3	$642.2	$819.5	4,100.8
Fixed indexed annuity account balances					11,073.8
Funding agreements					2,628.5
Total policyholder account values					17,803.1
Amount of reserves above (below) policyholder account values					$(457.1)
Total policyholder account balances					$17,346.0
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	March 31, 2024
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$105.2	$211.9	$233.0	$100.9	$651.0
3.00%-4.99%	1,380.6	49.6	15.9	5.2	1,451.3
5.00% and greater	87.6	—	—	—	87.6
Subtotal	1,573.4	261.5	248.9	106.1	2,189.9
Other annuities
0.00%-2.99%	31.6	24.1	—	—	55.7
3.00%-4.99%	44.4	—	—	—	44.4
5.00% and greater	34.5	—	—	—	34.5
Subtotal	110.5	24.1	—	—	134.6
Interest-sensitive life
0.00%-2.99%	17.6	—	5.4	667.2	690.2
3.00%-4.99%	444.2	49.7	167.1	0.5	661.5
5.00% and greater	21.4	0.5	—	—	21.9
Subtotal	483.2	50.2	172.5	667.7	1,373.6
Other
0.00%-2.99%	17.1	343.0	—	—	360.1
3.00%-4.99%	22.9	—	—	—	22.9
5.00% and greater	0.2	—	—	—	0.2
Subtotal	40.2	343.0	—	—	383.2
Total
0.00%-2.99%	171.5	579.0	238.4	768.1	1,757.0
3.00%-4.99%	1,892.1	99.3	183.0	5.7	2,180.1
5.00% and greater	143.7	0.5	—	—	144.2
Total policyholder account balances, excluding fixed indexed annuities	$2,207.3	$678.8	$421.4	$773.8	4,081.3
Fixed indexed annuity account balances					10,247.1
Funding agreements					1,408.3
Total policyholder account values					15,736.7
Amount of reserves above (below) policyholder account values					(375.6)
Total policyholder account balances					$15,361.1
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

5. DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Three months ended
	March 31, 2025
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4
Capitalizations	24.6	3.5	17.9	7.2	6.9	8.5	30.7	—	99.3
Amortization expense	(15.6)	(1.6)	(9.2)	(6.3)	(3.8)	(4.1)	(16.4)	(0.8)	(57.8)
End of period	$459.0	$37.8	$446.8	$158.3	$151.7	$260.4	$543.8	$9.1	$2,066.9

	Three months ended
	March 31, 2024
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3
Capitalizations	22.3	3.0	15.0	6.3	5.2	9.3	29.5	—	90.6
Amortization expense	(13.4)	(1.1)	(8.4)	(6.7)	(3.7)	(3.8)	(14.3)	(0.4)	(51.8)
End of period	$416.5	$28.9	$414.6	$157.1	$141.8	$240.0	$487.1	$4.1	$1,890.1

Changes in the present value of future profits were as follows (dollars in millions):

	Three months ended
	March 31, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0
Amortization expense	(2.9)	(1.0)	(0.2)	(0.4)	—	—	(4.5)
End of period	$125.9	$14.7	$4.2	$10.9	$0.5	$0.3	$156.5

	Three months ended
	March 31, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$141.0	$20.6	$5.2	$12.9	$0.7	$0.3	$180.7
Amortization expense	(3.1)	(1.4)	(0.2)	(0.4)	(0.1)	—	(5.2)
End of period	$137.9	$19.2	$5.0	$12.5	$0.6	$0.3	$175.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Changes in sales inducements were as follows (dollars in millions):

	Three months ended
	March 31, 2025
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.1	$5.1	$133.2
Capitalizations	14.3	0.6	14.9
Amortization expense	(4.8)	(0.3)	(5.1)
End of period	$137.6	$5.4	$143.0

	Three months ended
	March 31, 2024
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$88.5	$4.6	$93.1
Capitalizations	12.3	0.3	12.6
Amortization expense	(3.3)	(0.2)	(3.5)
End of period	$97.5	$4.7	$102.2

6. EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2025	2024
Net income for basic and diluted earnings per share	$13.7	$112.3
Shares:
Weighted average shares outstanding for basic earnings per share	100,743	108,964
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,327	1,881
Weighted average shares outstanding for diluted earnings per share	103,070	110,845

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

7. BUSINESS SEGMENTS

We view our operations as three insurance product line segments (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way the CODM makes operating decisions and assesses the performance of the business. Our CODM is the Chief Executive Officer.

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits; (ii) interest credited to policyholders; (iii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions; and (iv) advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided by Optavise, LLC ("Optavise") and the operations of our broker-dealer and registered investment advisor. The resulting fee income metric is the fee income segment's measure of profitability.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Revenues:
Annuity:
Insurance policy income	$9.8	$7.3
Net investment income	148.0	134.5
Total annuity revenues	157.8	141.8
Health:
Insurance policy income	412.0	398.4
Net investment income	75.1	74.3
Total health revenues	487.1	472.7
Life:
Insurance policy income	228.9	222.7
Net investment income	37.6	36.5
Total life revenues	266.5	259.2
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	(70.2)	139.7
Investment income not allocated to product lines	113.8	71.6
Fee revenue and other income:
Fee revenue	47.4	50.5
Amounts netted in expenses not allocated to product lines	1.0	1.2
Total segment revenues	$1,003.4	$1,136.7
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

(continued from previous page)

	Three months ended
	March 31,
	2025	2024
Expenses:
Annuity:
Insurance policy benefits	$10.3	$11.3
Interest credited	68.3	58.3
Amortization and non-deferred commissions	24.7	20.2
Total annuity expenses	103.3	89.8
Health:
Insurance policy benefits	320.3	308.5
Amortization and non-deferred commissions	40.6	41.2
Total health expenses	360.9	349.7
Life:
Insurance policy benefits	138.1	144.0
Interest credited	13.0	12.5
Amortization and non-deferred commissions	26.0	23.5
Advertising expense	21.2	24.6
Total life expenses	198.3	204.6
Allocated expenses	161.2	161.6
Expenses not allocated to product lines	21.3	18.0
Market value changes of options credited to fixed indexed annuity and life policyholders	(70.2)	139.7
Amounts netted in investment income not allocated to product lines:
Interest expense	54.2	48.3
Interest credited	27.1	7.2
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(3.5)	(6.2)
Amortization	0.8	0.4
Other expenses	(2.8)	9.6
Expenses netted in fee revenue:
Commissions and other operating expenses	48.2	39.2
Total segment expenses	898.8	1,061.9
Pre-tax measure of profitability:
Annuity margin	54.5	52.0
Health margin	126.2	123.0
Life margin	68.2	54.6
Total insurance product margin	248.9	229.6
Allocated expenses	(161.2)	(161.6)
Income from insurance products	87.7	68.0
Fee income margin	(0.8)	11.3
Investment income not allocated to product lines	38.0	12.3
Expenses not allocated to product lines	(20.3)	(16.8)
Operating earnings before taxes	104.6	74.8
Income tax expense on operating income	23.5	17.3
Net operating income	$81.1	$57.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Total segment revenues	$1,003.4	$1,136.7
Total investment gains (losses)	(6.8)	7.8
Revenues related to earnings attributable to VIEs	7.5	12.0
Consolidated revenues	1,004.1	1,156.5

Total segment expenses	898.8	1,061.9
Insurance policy benefits - fair value changes in embedded derivative liabilities	79.7	(64.0)
Expenses attributable to VIEs	7.9	12.4
Consolidated expenses	986.4	1,010.3
Income before tax	17.7	146.2
Income tax expense	4.0	33.9
Net income	$13.7	$112.3

Segment balance sheet information is as follows (dollars in millions):

	March 31	December 31
	2025	2024
Assets:
Annuity	$12,709.1	$13,006.2
Health	9,115.1	9,116.7
Life	4,153.7	4,194.7
Investments not allocated to product lines	10,716.8	10,597.6
Assets of our non-life companies included in the fee income segment	245.1	257.7
Assets of our other non-life companies	496.5	679.7
Total assets	$37,436.3	$37,852.6
Liabilities:
Annuity	$13,691.4	$13,561.2
Health	9,535.8	9,490.7
Life	4,347.8	4,311.2
Liabilities associated with investments not allocated to product lines (a)	7,026.5	7,541.1
Liabilities of our non-life companies included in the fee income segment	31.3	37.0
Liabilities of our other non-life companies	273.0	413.0
Total liabilities	$34,905.8	$35,354.2
___________
(a)     Includes investment borrowings, policyholder account balances related to funding agreements, borrowings related to VIEs and notes payable - direct corporate obligations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

8. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Assets:
Other invested assets:
Fixed indexed call options	$149.6	$279.0
Reinsurance receivables	(15.9)	(17.1)
Total assets	$133.7	$261.9
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,481.9	$1,493.2

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. We are required to record the embedded derivatives related to our fixed indexed annuity products at estimated fair value. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $4.2 billion and $4.2 billion at March 31, 2025 and December 31, 2024, respectively.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $74.8 million in underlying investments held by the ceding reinsurer at March 31, 2025.

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

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$(70.6)	$140.2
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	1.2	0.3
Total revenues from derivative instruments, not designated as hedges	(69.4)	140.5
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	(2.8)	67.9
Net pre-tax impact	$(66.6)	$72.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2025, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2025 and December 31, 2024 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
March 31, 2025:
Fixed indexed call options	$149.6	$—	$149.6	$34.6	$—	$115.0
December 31, 2024:
Fixed indexed call options	279.0	—	279.0	78.0	—	201.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

9. REINSURANCE

The cost of reinsurance ceded totaled $42.4 million and $46.0 million for the three months ended March 31, 2025 and 2024, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $93.9 million and $105.8 million for the three months ended March 31, 2025 and 2024, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $3.7 million and $4.1 million for the three months ended March, 31 2025 and 2024, respectively. Insurance policy benefits related to reinsurance assumed totaled $5.5 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively.

10. INCOME TAXES

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

	Three months ended
	March 31,
	2025	2024
Current tax expense	$0.8	$17.3
Deferred tax expense	3.2	16.6
Total income tax expense	$4.0	$33.9

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2025	2024
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(0.9)	—
State taxes	2.4	2.2
Effective tax rate	22.5%	23.2%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2025	December 31, 2024
Deferred tax assets:
Net federal operating loss carryforwards	$254.4	$72.2
Net state operating loss carryforwards	40.9	4.4
Insurance liabilities	327.5	330.3
Indirect costs allocable to self-constructed real estate assets	0.9	205.1
Accumulated other comprehensive income (loss)	347.7	385.1
Other	10.5	19.4
Gross deferred tax assets	981.9	1,016.5
Deferred tax liabilities:
Investments	(41.5)	(40.8)
Present value of future profits and deferred acquisition costs	(189.5)	(184.3)
Gross deferred tax liabilities	(231.0)	(225.1)
Net deferred tax assets	750.9	791.4
Current income taxes prepaid (accrued)	24.2	27.5
Income tax assets, net	$775.1	$818.9

Effective January 1, 2024, the Company elected to change its tax method of accounting for indirect costs allocable to self-constructed real estate assets. The change in accounting method results in a tax deduction of certain indirect costs previously capitalized under the Company's prior method of accounting. In the second quarter of 2024, the Internal Revenue Service (the "IRS") revised the list of tax method accounting changes that require approval from the IRS to include tax method accounting changes related to indirect costs allocable to self-constructed real estate assets. Previously, only a taxpayer-initiated election was necessary and formal IRS approval was not required. The Company requested approval for its tax method change in June 2024. At December 31, 2024, the Company had not yet received approval from the IRS and was therefore required to account for the existing tax assets under the prior tax method of accounting. In March 2025, the Company executed a consent agreement with the IRS that provides formal approval for the tax method change. As a result, the Company recharacterized the remaining $800 million of capitalized indirect costs under the prior accounting method to a net operating loss carryforward with no expiration date at March 31, 2025.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our deferred tax assets of $750.9 million will be realized through future taxable earnings.

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

Section 382 of the Internal Revenue Code (the "Code") imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.67 percent at March 31, 2025), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2025, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.2 billion of federal life and non-life NOLs as of March 31, 2025, as summarized below (dollars in millions):

Year of expiration	Life	Non-Life	Total
NOLs expiring in 2028 through 2035	$—	$293.4	$293.4
NOLs with no expiration date	63.1	855.0	918.1
Total	$63.1	$1,148.4	$1,211.5

Our non-life NOLs with expiration dates can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. Our non-life NOLs with no expiration date can be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income.
We also had deferred tax assets related to NOLs for state income taxes of $40.9 million and $4.4 million at March 31, 2025 and December 31, 2024, respectively, primarily resulting from the tax method change discussed previously.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Company had a capital loss carryforward of $6.6 million and $5.6 million at March 31, 2025 and December 31, 2024, respectively. Capital loss carryforwards can be carried forward for up to five years to offset future capital gains. We expect this carryforward to be fully utilized prior to its 2029 expiration date.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

11. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025	December 31, 2024
6.450% Senior Notes due June 2034	$700.0	$700.0
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
5.250% Senior Notes due May 2025	500.0	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(2.2)	(2.2)
Unamortized debt issue costs	(13.6)	(14.3)
Direct corporate obligations	$1,834.2	$1,833.5

Revolving Credit Agreement

The $250.0 million revolving credit agreement (the "Revolving Credit Agreement"), among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 31.3 percent at March 31, 2025); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674.0 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,769.6 million at March 31, 2025 compared to the minimum requirement of $2,699.9 million). The maturity date of the Revolving Credit Agreement is July 16, 2026. The Revolving Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Revolving Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") (plus a credit spread adjustment of 0.10 percent for all available interest periods) or the base rate (as defined in the Revolving Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The margins under the Revolving Credit Agreement range from 1.375 percent to 2.125 percent, in the case of loans at the SOFR, and 0.375 percent to 1.125 percent, in the case of loans at the base rate. The commitment fee under the Revolving Credit Agreement is based on the Company's unsecured debt rating. There were no amounts outstanding under the Revolving Credit Agreement during the three months ended March 31, 2025.

12. INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life and Casualty Company ("Bankers Life"), Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2025, the carrying value of the FHLB common stock was $94.6 million.  As of March 31, 2025, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase matched variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.8 billion at March 31, 2025, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2025
$21.8	May 2025	Variable rate - 4.688%
17.3	June 2025	Fixed rate - 2.940%
125.0	September 2025	Variable rate - 4.690%
50.0	January 2026	Variable rate - 4.732%
50.0	January 2026	Variable rate - 4.758%
100.0	January 2026	Variable rate - 4.747%
5.0	May 2026	Variable rate - 4.766%
21.8	May 2026	Variable rate - 4.637%
50.0	May 2026	Variable rate - 4.610%
10.0	November 2026	Variable rate - 4.814%
75.0	December 2026	Variable rate - 4.699%
75.0	January 2027	Variable rate - 4.647%
50.0	January 2027	Variable rate - 4.719%
50.0	January 2027	Variable rate - 4.764%
100.0	February 2027	Variable rate - 4.726%
50.0	April 2027	Variable rate - 4.617%
50.0	May 2027	Variable rate - 4.627%
100.0	June 2027	Variable rate - 4.710%
10.0	June 2027	Variable rate - 4.933%
15.5	July 2027	Variable rate - 4.780%
50.0	July 2027	Variable rate - 4.987%
50.0	July 2027	Variable rate - 5.000%
12.5	September 2027	Variable rate - 4.866%
57.7	November 2027	Variable rate - 4.776%
100.0	December 2027	Variable rate - 4.773%
100.0	December 2027	Variable rate - 4.766%
50.0	December 2027	Variable rate - 4.790%
75.0	January 2028	Variable rate - 4.748%
134.5	January 2028	Variable rate - 4.738%
50.0	January 2028	Variable rate - 4.759%
50.0	January 2028	Variable rate - 4.813%
100.0	January 2028	Variable rate - 4.692%
100.0	February 2028	Variable rate - 4.789%
21.0	February 2028	Variable rate - 4.733%
22.0	February 2028	Variable rate - 4.745%
100.0	February 2028	Variable rate - 4.746%
27.0	July 2028	Variable rate - 4.810%
15.0	July 2028	Variable rate - 4.720%
35.0	August 2028	Variable rate - 4.730%
12.5	September 2028	Variable rate - 4.962%
$2,188.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Generally, the variable and fixed rate borrowings are pre-payable.  At March 31, 2025, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $26.0 million and $31.4 million during the three months ended March 31, 2025 and 2024, respectively, was recognized related to total borrowings from the FHLB, reflecting lower interest rates on the variable rate investment borrowings during the three months ended March 31, 2025.

13. SHAREHOLDERS' EQUITY

In the first three months of 2025, we repurchased 2.5 million shares of common stock for $99.9 million under our securities repurchase program (including $1.9 million of repurchases settled in the second quarter of 2025). The Company had remaining repurchase authority of $640.4 million as of March 31, 2025.

In the first three months of 2025, we issued 0.8 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

In the first three months of 2025, dividends declared on common stock totaled $16.4 million ($0.16 per common share). In May 2025, the Company increased its quarterly common stock dividend to $0.17 per share from $0.16 per share.

Accumulated other comprehensive income (loss), included in shareholders' equity as of March 31, 2025 and December 31, 2024, is comprised of the following (dollars in millions):

	March 31, 2025	December 31, 2024
Net unrealized losses on investments having no allowance for credit losses	$(861.1)	$(1,281.6)
Unrealized losses on investments with an allowance for credit losses	(1,292.7)	(1,108.7)
Change in discount rates for liability for future policy benefits	555.7	624.5
Change in instrument-specific credit risk for market risk benefits	3.1	1.4
Deferred income tax assets	355.9	393.0
Accumulated other comprehensive loss	$(1,239.1)	$(1,371.4)

14. LITIGATION AND OTHER LEGAL PROCEEDINGS

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC, ("PGS"), commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted Plaintiff's motion to remand the case back to the Delaware Chancery Court. On July 10, 2020, Plaintiffs filed an Amended Complaint and the CNO Parties moved to dismiss the Amended Complaint. The Delaware Chancery Court denied the CNO Parties’ motions to dismiss the Amended Complaint on the basis of forum non conveniens, but granted the CNO Parties’ motion to stay the case pending the conclusion of a related matter. On December 1, 2023, the Delaware Chancery Court lifted the stay as of November 30, 2023. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. Based on the Court’s ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims. The Court has indicated that it will enter a new Case Schedule setting an April 2026 trial date.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

Regulatory Examinations and Fines

Insurance companies face significant risks related to regulatory investigations and actions.  Regulatory investigations generally result from matters related to sales or underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, additional premium charges for premiums paid on a periodic basis, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies, changing the way cost of insurance charges are calculated for certain life insurance products or recommending unsuitable products to customers.  We are, in the ordinary course of our business, subject to various examinations, inquiries and information requests from state, federal and other authorities.  The ultimate outcome of these regulatory actions, including the costs of complying with information requests and policy reviews, cannot be predicted with certainty.  In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of liabilities we have established and we could suffer significant reputational harm as a result of these matters, which could also have a material adverse effect on our business, financial condition, results of operations or cash flows.

15. CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$13.7	$112.3
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	77.8	70.4
Income taxes	6.6	23.8
Insurance liabilities	115.4	156.6
Accrual, amortization and fair value changes included in investment income	48.8	(134.8)
Deferral of policy acquisition costs	(114.1)	(103.2)
Net investment losses	6.8	(7.8)
Loss on extinguishment of borrowings related to variable interest entities	(1.5)	—
Other (a)	(16.8)	(22.7)
Net cash from operating activities	$136.7	$94.6
_____________
(a)    Primarily relates to changes in other assets and liabilities related to the timing of payments and receipts.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Amounts related to employee benefit plans	$7.2	$6.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

16. INVESTMENTS IN VARIABLE INTEREST ENTITIES

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2025
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$380.2	$—	$380.2
Notes receivable of VIEs held by subsidiaries	—	(130.0)	(130.0)
Cash and cash equivalents held by variable interest entities	96.6	—	96.6
Accrued investment income	0.9	—	0.9
Income tax assets, net	15.9	—	15.9
Other assets	12.1	(0.4)	11.7
Total assets	$505.7	$(130.4)	$375.3
Liabilities:
Other liabilities	$60.6	$(0.5)	$60.1
Borrowings related to variable interest entities	375.1	—	375.1
Notes payable of VIEs held by subsidiaries	130.2	(130.2)	—
Total liabilities	$565.9	$(130.7)	$435.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2024
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$432.3	$—	$432.3
Notes receivable of VIEs held by subsidiaries	—	(130.0)	(130.0)
Cash and cash equivalents held by variable interest entities	341.0	—	341.0
Accrued investment income	0.9	—	0.9
Income tax assets, net	15.0	—	15.0
Other assets	5.5	(0.2)	5.3
Total assets	$794.7	$(130.2)	$664.5
Liabilities:
Other liabilities	$224.0	$(0.6)	$223.4
Borrowings related to variable interest entities	497.6	—	497.6
Notes payable of VIEs held by subsidiaries	131.2	(131.2)	—
Total liabilities	$852.8	$(131.8)	$721.0

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2025, such loans had an amortized cost of $387.1 million; gross unrealized gains of $0.3 million; gross unrealized losses of $4.7 million; allowance for credit losses of $2.5 million; and an estimated fair value of $380.2 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Allowance at the beginning of the period	$1.3	$3.1
Additions for securities for which credit losses were not previously recorded	0.9	0.3
Additions (reductions) for securities where an allowance was previously recorded	0.8	1.7
Reduction for securities disposed during the period	(0.5)	(0.8)
Allowance at the end of the period	$2.5	$4.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.5	$1.4
Due after one year through five years	236.1	231.0
Due after five years through ten years	149.5	147.8
Total	$387.1	$380.2

During the first three months of 2025, the VIEs recognized net investment losses of $3.5 million which were comprised of: (i) $2.2 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $1.3 million. Such net realized losses included gross realized losses of $2.4 million from the sale of $47.1 million of investments. During the first three months of 2024, the VIEs recognized net investment losses of $3.6 million which were comprised of: (i) $6.2 million of net losses from the sales of fixed maturities; (ii) $3.8 million of gains related to the liquidation of a VIE; and (iii) an increase in the allowance for credit losses of $1.2 million. Such net realized losses included gross realized losses of $6.9 million from the sale of $81.3 million of investments.

At March 31, 2025, there was one fixed maturity investment held by the VIEs in default. The fair value of this defaulted investment was $2.0 million.

At March 31, 2025, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $240.2 million and gross unrealized losses not deemed to have credit losses of $2.5 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $8.8 million and gross unrealized losses not deemed to have credit losses of $0.2 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2025, we held investments of $452.8 million in various limited partnerships and hedge funds, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet. At March 31, 2025, we had unfunded commitments to these partnerships totaling $377.6 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO as of March 31, 2025, and its consolidated results of operations for the three months ended March 31, 2025 and 2024, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook," "sustainable," "repeatable," "confident in" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2024 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.  Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets (including the impact of inflation, market volatility, the impact of tariffs, changes in tax laws, changes in commodity prices and fluctuations in foreign currency exchange rates) which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

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

•regulatory changes or actions, now or in the future, including: those relating to regulation of the financial affairs of our insurance companies, such as the calculation of risk-based capital and minimum capital requirements, and payment of dividends and surplus debenture interest to us; regulation of the sale, underwriting and pricing of products; health care regulation affecting health insurance products; and privacy laws and regulations;

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits; (ii) interest credited to policyholders; (iii) amortization of deferred acquisition costs and present value of future profits, non-deferred commissions; and (iv) advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average insurance liabilities, net of insurance intangibles, for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

A wide variety of factors continue to impact financial and economic conditions. Consumer and economic uncertainty due to rapid changes in global trade policies, including the imposition of tariffs and potential changes to existing tariffs, are also causing market volatility and heightening concerns regarding inflation. Reactions to these factors and fluctuations in the value of the U.S. dollar compared to foreign currencies may result in reduced economic growth in the United States, the targeted nations and globally, increase inflation, disrupt global supply chains and increase volatility in financial markets, including currency and interest rate markets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes our earnings for the three months ended March 31, 2025 and 2024 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2025	2024
Insurance product margin
Annuity margin	$54.5	$52.0
Health margin	126.2	123.0
Life margin	68.2	54.6
Total insurance product margin	248.9	229.6
Allocated expenses	(161.2)	(161.6)
Income from insurance products	87.7	68.0
Fee income	(0.8)	11.3
Investment income not allocated to product lines	38.0	12.3
Expenses not allocated to product lines	(20.3)	(16.8)
Operating earnings before taxes	104.6	74.8
Income tax expense on operating income	(23.5)	(17.3)
Net operating income (a)	81.1	57.5
Net realized investment losses from sales, maturities and change in allowance for credit losses	(13.2)	(4.6)
Net change in market value of investments recognized in earnings	6.4	12.4
Changes in fair value of embedded derivative liabilities and market risk benefits	(79.7)	64.0
Other	(0.4)	(0.4)
Net non-operating income (loss) before taxes	(86.9)	71.4
Income tax (expense) benefit on non-operating income (loss)	19.5	(16.6)
Net non-operating income (loss)	(67.4)	54.8
Net income	$13.7	$112.3
Per diluted share
Net operating income	$0.79	$0.52
Net non-operating income (loss)	(0.66)	0.49
Net income	$0.13	$1.01

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from sales, impairments and the change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; and (viii) other non-operating items including earnings attributable to variable interest entities, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information provides a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

In early 2025, the National Association of Insurance Commissioners (the "NAIC") created a new Risk-Based Capital Model Governance (EX) Task Force, charged with completing a comprehensive analysis to identify gaps in the current RBC framework and developing guiding principles for future RBC adjustments. The task force remains in the early stages of work on these initiatives.

The NAIC is currently considering a proposal to require asset adequacy analysis for certain reinsurance transactions. The NAIC’s Life Actuarial (A) Task Force (“LATF”) has exposed a draft actuarial guideline proposing enhancements to reserve adequacy requirements, which is expected to be adopted in 2025 for reserves reported as of December 31, 2025 in an insurer’s annual statement. The guideline would require asset adequacy testing for certain reinsurance transactions within the scope of the draft guideline involving long-duration insurance business that relies heavily on asset returns (referred to in the proposed guidance as “asset-intensive business”). Such testing would be performed using a cash flow testing methodology. LATF has indicated that the guideline should focus on disclosure by the ceding insurer, as opposed to adopting new substantive reserving requirements; however, individual states will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting. CNO is unable to predict the effect, if any, on CNO, if asset adequacy testing were required in connection with reinsurance transactions.

Refer to "Governmental Regulation" in our 2024 Annual Report on Form 10-K for information on our insurance and other governmental regulatory matters.

CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Estimates" in our 2024 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Insurance product margin
Annuity:
Insurance policy income	$9.8	$7.3
Net investment income	148.0	134.5
Insurance policy benefits	(10.3)	(11.3)
Interest credited	(68.3)	(58.3)
Amortization and non-deferred commissions (a)	(24.7)	(20.2)
Annuity margin	54.5	52.0
Health:
Insurance policy income	412.0	398.4
Net investment income	75.1	74.3
Insurance policy benefits	(320.3)	(308.5)
Amortization and non-deferred commissions (a)	(40.6)	(41.2)
Health margin	126.2	123.0
Life:
Insurance policy income	228.9	222.7
Net investment income	37.6	36.5
Insurance policy benefits	(138.1)	(144.0)
Interest credited	(13.0)	(12.5)
Amortization and non-deferred commissions (a)	(26.0)	(23.5)
Advertising expense	(21.2)	(24.6)
Life margin	68.2	54.6
Total insurance product margin	248.9	229.6
Allocated expenses:
Branch office expenses	(20.7)	(19.8)
Other allocated expenses	(140.5)	(141.8)
Income from insurance products	87.7	68.0
Fee income	(0.8)	11.3
Investment income not allocated to product lines	38.0	12.3
Expenses not allocated to product lines	(20.3)	(16.8)
Operating earnings before taxes	104.6	74.8
Income tax expense on operating income	(23.5)	(17.3)
Net operating income	$81.1	$57.5
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

Insurance product margin is management's measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance margins of the annuity, health and life product lines, less expenses allocated to the insurance lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes this information provides an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

Summary of Operating Results: Net operating income was $81.1 million in the first quarter of 2025, compared to $57.5 million in the first quarter of 2024.

Operating return on equity ("Operating ROE") (a non-GAAP measure) is equal to the trailing four quarters of net operating income divided by average shareholders' equity, excluding accumulated other comprehensive income (loss) and net operating loss carryforwards. As of March 31, 2025, our 2025 operating ROE is on target with our guidance of an approximate 50 basis point improvement from our 2024 run rate ratio of 10 percent.

Insurance product margin was $248.9 million in the first quarter of 2025, compared to $229.6 million in the first quarter of 2024. Excluding a significant item related to traditional life, the insurance product margin was $242.1 million in the first quarter of 2025. Fluctuations by product line are discussed in greater detail in the narratives that follow.

Total net investment income (comprised of investment income allocated and not allocated to products) increased 16.0 percent to $298.7 million in the first quarter of 2025, as compared to $257.6 million in the first quarter of 2024. Investment income allocated to products increased $15.4 million in first quarter of 2025 as compared to first quarter of 2024 as a result of growth in the business and higher yields. The higher yields reflect continued new money rates in excess of 6 percent over the past nine quarters in addition to increased yields from portfolio optimization trades primarily in the second quarter of 2024. Investment income not allocated increased $$25.7 million period over period primarily due to alternative investment income, which was $12.9 million in the first quarter of 2025 as compared to $(24.3) million in the first quarter of 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Total allocated and unallocated expenses are summarized in the table below (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Expenses allocated to product lines	$161.2	$161.6
Expenses not allocated to product lines	20.3	16.8
Adjusted total	$181.5	$178.4

Total allocated and unallocated expenses in the first three months of 2025 were up slightly as compared to the same period in the prior year, and were in line with our expectations. Our expense ratio was 19.9 percent and 20.4 percent for the three months ended March 31, 2025 and 2024, respectively. Expenses are seasonally higher in the first quarter of the year. The expense ratio is defined as total allocated and unallocated expenses divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Fee revenue	$47.4	$50.5
Operating costs and expenses	(48.2)	(39.2)
Net fee income	$(0.8)	$11.3

Net fee income decreased in the first quarter of 2025 as compared to the first quarter of 2024 primarily due to the timing of income recognition on sales of third-party products by our Consumer Division. In the past year, we have expanded the number of carriers and the volume of sales from newer carriers. In addition, while the percentage of policies exchanged for new policies effective in 2025 did not materially change from the prior year, exchanges from our long-tenured carriers to our newer carriers increased as a percentage of total exchanges. We hold a constraint on the income from new carriers until we build some persistency experience. Net fee income decreased as a result of this constraint in addition to higher agent retention in the first quarter of 2025 as compared to the first quarter of 2024.

Investment income not allocated to product lines generally fluctuates from period to period based on the performance of our alternative investments (which are typically reported a quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The increase in investment income not allocated to products in the first quarter of 2025 as compared to the first quarter of 2024 was primarily due to a loss on alternative investments in the first quarter of 2024.

The effective tax rate for the first three months of 2025 was 22.5 percent.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Annuity margin:
Fixed indexed annuities
Insurance policy income	$7.2	$6.0
Net investment income	120.9	108.4
Insurance policy benefits	(5.5)	(5.8)
Interest credited	(55.7)	(46.7)
Amortization and non-deferred commissions	(22.4)	(18.5)
Margin from fixed indexed annuities	$44.5	$43.4
Average net insurance liabilities	$10,085.7	$9,636.3
Margin/average net insurance liabilities	1.76%	1.80%
Fixed interest annuities
Insurance policy income	$0.5	$0.1
Net investment income	21.6	20.6
Insurance policy benefits	0.2	(0.4)
Interest credited	(12.1)	(11.1)
Amortization and non-deferred commissions	(2.1)	(1.6)
Margin from fixed interest annuities	$8.1	$7.6
Average net insurance liabilities	$1,599.5	$1,588.0
Margin/average net insurance liabilities	2.03%	1.91%
Other annuities
Insurance policy income	$2.1	$1.2
Net investment income	5.5	5.5
Insurance policy benefits	(5.0)	(5.1)
Interest credited	(0.5)	(0.5)
Amortization and non-deferred commissions	(0.2)	(0.1)
Margin from other annuities	$1.9	$1.0
Average net insurance liabilities	$402.2	$439.9
Margin/average net insurance liabilities	1.89%	0.91%
Total annuity margin	$54.5	$52.0
Average net insurance liabilities	$12,087.4	$11,664.2
Margin/average net insurance liabilities	1.80%	1.78%

Margin from fixed indexed annuities was $44.5 million in the first quarter of 2025, compared to $43.4 million in the first quarter of 2024. The margins have increased in the first quarter of 2025 as compared to the same period in 2024, primarily due to growth in the business. Spread income has increased due to growth in the block while the increases in yield have been offset by increases in credited rates. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $10,085.7 million and $9,636.3 million in the first quarters of 2025 and 2024, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.79 percent in the first quarter of 2025 up from 4.50 percent in the first quarter of 2024, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(63.5) million and $128.6 million in the first quarters of 2025 and 2024, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from fixed interest annuities was $8.1 million in the first quarter of 2025, compared to $7.6 million in the first quarter of 2024. Average net insurance liabilities were $1,599.5 million in the first quarter of 2025, compared to $1,588.0 million in the first quarter of 2024, driven by deposits and reinvested returns in excess of withdrawals. The increase in investment income resulting from the slight increase in the average net insurance liabilities and the increase in the earned yield to 5.40 percent in the first quarter of 2025 from 5.19 percent in the first quarter of 2024 was offset by an increase in credited interest.

Margin from other annuities was $1.9 million in the first quarter of 2025, compared to $1.0 million in the first quarter of 2024. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. We experienced slightly favorable mortality in the first quarter of 2025 compared to the first quarter of 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Health margin:
Supplemental health
Insurance policy income	$185.1	$179.7
Net investment income	39.8	39.0
Insurance policy benefits	(131.6)	(125.8)
Amortization and non-deferred commissions	(27.7)	(27.5)
Margin from supplemental health	$65.6	$65.4
Margin/insurance policy income	35%	36%
Medicare supplement
Insurance policy income	$156.3	$151.7
Net investment income	1.2	1.4
Insurance policy benefits	(120.0)	(116.4)
Amortization and non-deferred commissions	(9.4)	(10.2)
Margin from Medicare supplement	$28.1	$26.5
Margin/insurance policy income	18%	17%
Long-term care
Insurance policy income	$70.6	$67.0
Net investment income	34.1	33.9
Insurance policy benefits	(68.7)	(66.3)
Amortization and non-deferred commissions	(3.5)	(3.5)
Margin from long-term care	$32.5	$31.1
Margin/insurance policy income	46%	46%
Total health margin	$126.2	$123.0
Margin/insurance policy income	31%	31%

Margin from supplemental health business was $65.6 million in the first quarter of 2025 compared to $65.4 million in the first quarter of 2024, which reflects growth in the business. The margin as a percentage of insurance policy income was 35 percent in the first quarter of 2025 compared to 36 percent in the prior year period.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Medicare supplement business was $28.1 million and $26.5 million in the first quarters of 2025 and 2024, respectively. The modest increase in the Medicare supplement margin is primarily due to growth resulting from sales and higher persistency. Insurance policy income increased 3 percent from $151.7 million in the first quarter of 2024 to $156.3 million in the first quarter of 2025. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. We receive fee income when Medicare Advantage policies of other carriers are sold, which is recorded in our Fee income segment.

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

Margin from Long-term care products was $32.5 million and $31.1 million in the first quarters of 2025 and 2024, respectively. The increase in margin in the 2025 period is primarily due to growth in the business and favorable morbidity, as compared to the 2024 period. Effective October 1, 2024, we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement. We now retain 100 percent of our long-term care new business. This does not impact the inforce business that we previously ceded. As a result, we expect margins to increase modestly in 2025 and grow more in future years as earnings emerge from the sales.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Life margin:
Interest-sensitive life
Insurance policy income	$48.1	$46.6
Net investment income	13.9	13.2
Insurance policy benefits	(19.9)	(19.9)
Interest credited	(12.9)	(12.3)
Amortization and non-deferred commissions	(5.1)	(5.1)
Margin from interest-sensitive life	$24.1	$22.5
Average net insurance liabilities	$1,096.1	$1,056.1
Interest margin	$1.0	$0.9
Interest margin/average net insurance liabilities	0.36%	0.34%
Underwriting margin	$23.1	$21.6
Underwriting margin/insurance policy income	48%	46%
Traditional life
Insurance policy income	$180.8	$176.1
Net investment income	23.7	23.3
Insurance policy benefits	(118.2)	(124.1)
Interest credited	(0.1)	(0.2)
Amortization and non-deferred commissions	(20.9)	(18.4)
Advertising expense	(21.2)	(24.6)
Margin from traditional life	$44.1	$32.1
Margin/insurance policy income	24%	18%
Margin excluding advertising expense/insurance policy income	36%	32%
Total life margin	$68.2	$54.6

Margin from interest-sensitive life business was $24.1 million in the first quarter of 2025, compared to $22.5 million in the first quarter of 2024. The increase in margin in the first quarter of 2025, reflects higher policy income compared to the same period in 2024 due to growth in the business.

The interest margin was $1.0 million and $0.9 million in the first quarter of 2025 and 2024, respectively. The earned yield was 5.07 percent and 5.00 percent in the first quarters of 2025 and 2024, respectively, and was largely offset by an increase in interest credited. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(6.7) million and $11.1 million in the first quarter of 2025 and 2024, respectively.

Margin from traditional life business was $44.1 million and $32.1 million in the first quarters of 2025 and 2024, respectively. The first quarter of 2025 includes a model refinement related to traditional life reserves, which increased margins $6.8 million. Excluding this significant item, the margin was $37.3 million in the first quarter of 2025. The increase in the adjusted margin in the first quarter of 2025, primarily reflects lower advertising expense and growth in the business, compared to the same period in 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Advertising expense was $21.2 million in the first quarter of 2025, down from $24.6 million in the comparable period in 2024. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Annuities	$442.0	$393.3
Interest-sensitive life	62.9	60.5
Total collected premiums from annuity and interest-sensitive life products	$504.9	$453.8

Collected premiums from annuity and interest-sensitive products increased 11.3 percent in the first quarter of 2025, compared to the first quarter of 2024 primarily due to higher premium collections from fixed indexed annuity products.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Net investment income	$311.5	$469.2
Allocated to product lines:
Annuity	(148.0)	(134.5)
Health	(75.1)	(74.3)
Life	(37.6)	(36.5)
Equity returns credited to policyholder account balances	70.2	(139.7)
Amounts allocated to product lines and credited to policyholder account balances	(190.5)	(385.0)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	3.5	6.2
Amount related to variable interest entities and other non-operating items	(7.2)	(12.6)
Interest expense on debt	(27.2)	(15.7)
Interest expense on financing arrangements	(1.0)	(1.2)
Interest expense on investment borrowings from FHLB	(26.0)	(31.4)
Expenses related to FABN program	(27.9)	(7.6)
Less amounts credited to deferred compensation plans (offsetting investment income)	2.8	(9.6)
Total adjustments	(83.0)	(71.9)
Investment income not allocated to product lines	$38.0	$12.3

The above table reconciles net investment income to investment income not allocated to product lines. Such amounts generally fluctuate from period to period based on the performance of our alternative investments (which are typically reported a quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The increase in investment income not allocated to products in the first quarter of 2025 as compared to the first quarter of 2024 was primarily due to a loss on alternative investments in the first quarter of 2024.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Net realized investment losses from sales, maturities and change in allowance for credit losses	$(13.2)	$(4.6)
Net change in market value of investments recognized in earnings	6.4	12.4
Changes in fair value of embedded derivative liabilities and market risk benefits	(79.7)	64.0
Other	(0.4)	(0.4)
Net non-operating income (loss) before taxes	$(86.9)	$71.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Net realized investment losses in the three months ended March 31, 2025 were $13.2 million, including increases in the allowance for credit losses of $9.6 million. Net realized investment losses in the three months ended March 31, 2024, were $4.6 million, respectively, including the increase in the allowance for credit losses of $1.5 million, respectively.

The change in market value of investments recognized in earnings was an increase of $6.4 million and $12.4 million in the first quarters of 2025 and 2024, respectively. The change in value will fluctuate from period to period based on market conditions.

We recognized an increase (decrease) in earnings of $(79.7) million and $64.0 million in the first quarters of 2025 and 2024, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs. Interest rates declined in the first quarter of 2025 as compared to an increase in first quarter of 2024.

LIQUIDITY AND CAPITAL RESOURCES

2025 Outlook

We are reaffirming our previously disclosed guidance, as discussed below. While visibility into macroeconomic drivers, such as interest rates, is deteriorating, the core areas of our business continue to perform well and our differentiated business model has proven to be resilient.

We expect operating earnings per diluted share to be in the range of $3.70 to $3.90, excluding any significant items in the year. We expect our expense ratio to be in the range of 19.0 percent to 19.4 percent, with a quarterly trend similar to 2024, starting on the high end in the first quarter of the year and then grading down throughout the year. We expect improved results in net investment income not allocated to product lines as compared to 2024, which assumes higher returns on our alternative investments. We expect a modest decrease in fee income with most of the earnings to be recognized in the fourth quarter of 2025, reflecting the seasonality of the business and volatility in revenue recognition for Medicare Advantage sales. We expect the effective tax rate to be generally consistent with prior years at approximately 23 percent.

We expect excess cash flow to the holding company to be in the range of $200 million to $250 million. We expect to continue to manage to: (i) a consolidated RBC ratio of 375 percent for our U.S. based insurance subsidiaries; (ii) minimum holding company liquidity of $150 million; and (iii) a target debt to total capital, excluding accumulated other comprehensive income (loss), in the range of 25 percent to 28 percent. Although our debt to total capital ratio, excluding accumulated other comprehensive income (loss), was 32.7 percent at March 31, 2025, we expect to use a portion of the net proceeds from the issuance of the 2034 Notes for the repayment of our 2025 Notes. At March 31, 2025, adjusting for the expected repayment of the 2025 Notes, the debt to total capital ratio, excluding accumulated other comprehensive income (loss), would have been 26.1 percent.

We expect to improve run rate operating ROE by 150 basis points through 2027 from a run rate ROE of 10 percent in 2024, including approximately 50 basis points in 2025.

While current economic conditions are more volatile than when we initially set our 2025 guidance and, therefore, the outlook is less certain, our balance sheet and business model position us well to navigate through macroeconomic uncertainty.

In the second quarter of 2025, we will begin a three-year project to modernize certain elements of our technology, enabling continued growth of the business over the long-term. The initiative is expected to cost approximately $170 million over three years, including approximately $60 million in 2025. The substantial majority of the costs will be expensed as incurred, but will be excluded from operating earnings, and included as a component of non-operating earnings. The expenses excluded from operating earnings will be discrete expenses, one-time in nature, related to the three year initiative, and largely paid to third parties as well as some asset write-offs. The remainder of the costs will either be expensed as incurred or capitalized and amortized through operating earnings. The outlook metrics previously described include the expected impact of this initiative.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Our capital structure as of March 31, 2025 and December 31, 2024 was as follows (dollars in millions):

	March 31, 2025	December 31, 2024
Total capital:
Corporate notes payable	$1,834.2	$1,833.5
Shareholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	1,535.0	1,632.5
Accumulated other comprehensive loss	(1,239.1)	(1,371.4)
Retained earnings	2,233.6	2,236.3
Total shareholders’ equity	2,530.5	2,498.4
Total capital	$4,364.7	$4,331.9

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2025 and as of and for the year ended December 31, 2024:

	March 31, 2025	December 31, 2024
Book value per common share	$25.33	$24.59
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	37.74	38.08
Debt to total capital ratios:
Corporate debt to total capital	42.0%	42.3%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	32.7%	32.1%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss), as adjusted for the expected repayment of the 2025 Notes (a) (b)	26.1%	25.6%
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At March 31, 2025, the carrying value of the FHLB common stock was $94.6 million.  As of March 31, 2025, collateralized borrowings from the FHLB totaled $2.2 billion and the proceeds were used to purchase variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $2.8 billion at March 31, 2025, which are maintained in custodial accounts for the benefit of the FHLB.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. Under current authorizations, the maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. In June, September and December of 2024, Bankers Life issued funding agreements each to a series of the Trust in a principal amount of $750 million, $400 million, and $450 million, respectively. During January 2025, a $400.0 million funding agreement was repaid at maturity. The aggregate principal amount of funding agreements outstanding at March 31, 2025 was $2.6 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 379 percent at March 31, 2025, compared to 383 percent at December 31, 2024. In the first three months of 2025, the RBC ratio reflected: (i) our estimated consolidated statutory operating earnings of $13.5 million and (ii) insurance company dividends, net of capital contributions of $8.9 million that were paid to the holding company. Our RBC ratio at March 31, 2025, exceeded our targeted RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

In 2023, we formed CNO Bermuda Re, Ltd. ("CNO Bermuda Re"), a Bermuda exempted company, which is an indirect wholly owned subsidiary of CNO. CNO Bermuda Re is registered by and subject to the supervision of the Bermuda Monetary Authority ("BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended. Pursuant to the Capital and Liquidity Maintenance Agreement ("CLMA") between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its enhanced capital requirement at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the initial reinsurance transaction unless approved by the BMA. CNO Bermuda Re is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

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

On February 26, 2025, AM Best affirmed its "A" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings remains stable. The "A" rating is assigned to companies that have an excellent ability, in AM Best's opinion, to meet their ongoing obligations to policyholders.  AM Best ratings for the industry currently range from "A++ (Superior)" to "D (In Liquidation)" and some companies are not rated.  AM Best has 13 possible ratings.  There are two ratings above the "A" rating of our primary insurance subsidiaries and ten ratings that are below that rating.

On October 29, 2024, Fitch most recently affirmed its "A" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings remains stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "D Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has 24 possible ratings. There are five ratings above the "A" rating of our primary insurance subsidiaries and 18 ratings that are below that rating.

Moody's most recently affirmed its "A3" financial strength ratings of our primary insurance subsidiaries on July 10, 2024. The outlook for these ratings remains stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggests a susceptibility to impairment in the future. Moody's has 21 possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and 14 ratings that are below that rating.

S&P most recently affirmed its "A-" financial strength ratings of our primary insurance subsidiaries on June 4, 2024. The outlook for these ratings remains stable. S&P financial strength ratings range from "AAA" to "D" and some companies are not rated. An insurer rated "A", in S&P's opinion, has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.  Pluses and minuses show the relative standing within a category.  S&P has 22 possible ratings.  There are six ratings above the "A-" rating of our primary insurance subsidiaries and 15 ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

As further described in the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" within our 2024 Annual Report of Form 10-K, the Company issued the 2034 Notes in May 2024, resulting in proceeds of $691.0 million, net of the original issue discount and debt issuance costs. The Company invested $500.0 million of those proceeds primarily into certificates of deposit, which is expected to be used for the repayment of the 2025 Notes at maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
CNO and CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, Inc., respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval. Refer to "Liquidity for Insurance Operations" above regarding the CLMA and limitations on
CNO Bermuda Re's ability to pay dividends or other capital distributions to CDOC.

At March 31, 2025, CNO, CDOC and our other non-insurance subsidiaries held $250.3 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million. The higher level of liquidity relative to our target level reflects a portion of the proceeds from the issuance of the 2034 Notes as discussed above. In addition, the holding company has invested $500 million of the proceeds from the issuance of the 2034 Notes primarily into certificates of deposit which are expected to be used for the repayment of the 2025 Notes.

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate U.S. based insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the initial reinsurance transaction unless approved by the BMA.  In the first three months of 2025, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $34.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 325 percent at March 31, 2025.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At March 31, 2025, the subsidiaries of CLTX had earned deficits as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned deficit	Additional information
Bankers Life	$(8.5)	(a)
Colonial Penn	(535.4)	(b)
Bankers Conseco Life Insurance Company	(4.9)	(c)
____________________
(a)Bankers Life paid dividends of $30.0 million to CLTX in the first three months of 2025. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. Dividends in excess of earned surplus require prior approval from the Illinois Department of Insurance for return-of-capital distributions. The earned deficit of $8.5 million at March 31, 2025 was primarily due to an increase in the Asset Valuation Reserve, which exceeded the surplus of net income over dividends paid.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.
(c)The deficit is due to cumulative losses on our long-term care business.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first three months of 2025, CDOC made capital contributions of $25.1 million to CLTX.

At March 31, 2025, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2025, as referenced above and no subsequent scheduled repayments of our direct corporate obligations until May 2029.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first three months of 2025, we generated $250.3 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first three months of 2025, we repurchased 2.5 million shares of common stock for $99.9 million under our securities repurchase program, including $1.9 million of repurchases settled in the second quarter of 2025. The Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock in February 2025. The Company had remaining repurchase authority of $640.4 million as of March 31, 2025.

In the first three months of 2025, dividends declared on common stock totaled $16.4 million ($0.16 per common share). In May 2025, the Company increased its quarterly common stock dividend to $0.17 per share from $0.16 per share.

On February 26, 2025, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of 21 possible ratings ranging from "aaa (Exceptional)" to "c (In default)". There are eight ratings above CNO's "bbb" rating and 12 ratings that are below its rating.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
On October 29, 2024, Fitch most recently affirmed its "BBB" rating on our senior unsecured debt ratings. The outlook for these ratings is stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 24 possible ratings ranging from "AAA" to "D". There are eight ratings above CNO's "BBB" rating and 15 ratings that are below its rating.

Moody's most recently reviewed its "Baa3" rating on our senior unsecured debt on July 10, 2024. The outlook for these ratings remains stable. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and 11 ratings that are below its rating.

S&P most recently affirmed its "BBB-" rating on our issuer credit and senior unsecured debt on June 4, 2024. The outlook for these ratings remains stable. In S&P's view, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are nine ratings above CNO's "BBB-" rating and 12 ratings that are below its rating.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
INVESTMENTS

At March 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,299.2	$75.3	$(1,531.8)	$(25.5)	$11,817.2
Certificates of deposit	470.0	0.7	—	—	470.7
United States Treasury securities and obligations of United States government corporations and agencies	216.3	—	(22.9)	—	193.4
States and political subdivisions	3,274.0	23.0	(381.6)	(0.5)	2,914.9
Foreign governments	109.0	0.3	(14.4)	(1.0)	93.9
Asset-backed securities	1,524.5	9.2	(49.2)	(0.1)	1,484.4
Agency residential mortgage-backed securities	812.1	8.1	(1.6)	—	818.6
Non-agency residential mortgage-backed securities	1,296.6	13.0	(105.4)	—	1,204.2
Collateralized loan obligations	1,009.2	2.2	(6.5)	—	1,004.9
Commercial mortgage-backed securities	2,230.0	3.6	(142.3)	—	2,091.3
Total investment grade fixed maturities, available for sale	24,240.9	135.4	(2,255.7)	(27.1)	22,093.5
Below-investment grade (a) (b):
Corporate securities	642.8	4.8	(22.0)	(7.6)	618.0
States and political subdivisions	23.6	0.1	(1.8)	(2.6)	19.3
Asset-backed securities	101.2	0.1	(9.2)	—	92.1
Non-agency residential mortgage-backed securities	368.4	24.0	(6.4)	—	386.0
Commercial mortgage-backed securities	94.2	—	(18.5)	(1.6)	74.1
Total below-investment grade fixed maturities, available for sale	1,230.2	29.0	(57.9)	(11.8)	1,189.5
Total fixed maturities, available for sale	$25,471.1	$164.4	$(2,313.6)	$(38.9)	$23,283.0
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2025 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,360.3	$14,940.3	64.2%
2	8,241.4	7,534.2	32.3
Total NAIC 1 and 2 (investment grade)	24,601.7	22,474.5	96.5
3	631.6	598.0	2.6
4	199.9	183.4	0.8
5	16.8	12.5	—
6	21.1	14.6	0.1
Total NAIC 3, 4, 5 and 6 (below-investment grade)	869.4	808.5	3.5
Total	$25,471.1	$23,283.0	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2025 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,934.2	12.6%	$383.4	16.6%
Commercial mortgage-backed securities	2,165.4	9.3	160.8	6.9
Banks	1,729.3	7.4	183.3	7.9
Non-agency residential mortgage-backed securities	1,590.2	6.8	111.8	4.8
Asset-backed securities	1,576.5	6.8	58.4	2.5
Insurance	1,214.1	5.2	172.8	7.5
Utilities	1,156.4	5.0	154.7	6.7
Healthcare/pharmaceuticals	1,084.2	4.7	214.1	9.3
Collateralized loan obligations	1,004.9	4.3	6.5	0.3
Brokerage	947.5	4.1	74.8	3.2
Agency residential mortgage-backed securities	818.6	3.5	1.6	0.1
Technology	771.4	3.3	146.4	6.3
Food/beverage	616.4	2.6	83.4	3.6
Cable/media	616.3	2.6	88.4	3.8
Energy	530.4	2.3	41.6	1.8
Certificates of deposit	470.7	2.0	—	—
Transportation	375.4	1.6	49.1	2.1
Real estate/REITs	375.1	1.6	38.6	1.7
Chemicals	282.0	1.2	32.7	1.4
Capital goods	268.8	1.2	29.1	1.3
Autos	266.3	1.1	23.4	1.0
Education	206.3	0.9	55.0	2.4
Other	2,282.6	9.9	203.7	8.8
Total fixed maturities, available for sale	$23,283.0	100.0%	$2,313.6	100.0%

Below-Investment Grade Securities

At March 31, 2025, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,230.2 million, or 4.8 percent of the Company's fixed maturity portfolio (or $869.4 million, or 3.4 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,189.5 million, or 97 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Structured Securities

At March 31, 2025, fixed maturity investments included structured securities with an estimated fair value of $7.2 billion, which represents 30.7 percent of all fixed maturity securities.  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2025, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,625.7	$1,576.5	6.8%
Agency residential mortgage-backed securities	812.1	818.6	3.5
Non-agency residential mortgage-backed securities	1,665.0	1,590.2	6.8
Collateralized loan obligations	1,009.2	1,004.9	4.3
Commercial mortgage-backed securities	2,324.2	2,165.4	9.3
Total structured securities	$7,436.2	$7,155.6	30.7%

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

Net Realized and Unrealized Investment Losses

During the first three months of 2025, the $2.8 million of gross realized losses on sales of $230.3 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositionings related to changes in market conditions.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments sold at a loss during the first three months of 2025 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$0.8	$0.5
Greater than or equal to 6 months and less than 12 months prior to sale	2	4.3	3.6
Greater than 12 months prior to sale	2	1.5	1.0
		$6.6	$5.1

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$188.3	$186.7
Due after one year through five years	1,370.3	1,316.5
Due after five years through ten years	1,072.0	1,008.8
Due after ten years	10,852.4	8,959.3
Subtotal	13,483.0	11,471.3
Structured securities	4,847.3	4,506.5
Total	$18,330.3	$15,977.8

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of March 31, 2025 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.0	$(0.7)	$2.3
Greater than or equal to 6 months and less than 12 months	1	18.1	(4.1)	14.0
Greater than 12 months	3	40.1	(13.8)	26.3
Total		$61.2	$(18.6)	$42.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2025 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$375.8	$5.8	$—	$1.8	$383.4
Healthcare/pharmaceuticals	155.8	56.7	1.6	—	214.1
Banks	119.9	61.5	1.9	—	183.3
Insurance	96.6	73.3	2.9	—	172.8
Commercial mortgage-backed securities	116.4	25.9	9.0	9.5	160.8
Utilities	101.4	52.5	0.8	—	154.7
Technology	86.2	57.3	2.8	0.1	146.4
Non-agency residential mortgage-backed securities	91.3	14.1	0.4	6.0	111.8
Cable/media	8.0	78.1	1.2	1.1	88.4
Food/beverage	29.4	53.6	0.3	0.1	83.4
Brokerage	46.0	28.3	0.5	—	74.8
Asset-backed securities	21.7	27.5	9.2	—	58.4
Education	49.9	5.1	—	—	55.0
Transportation	25.0	22.1	2.0	—	49.1
Energy	10.8	30.8	—	—	41.6
Real estate/REITs	26.7	11.9	—	—	38.6
Chemicals	2.8	29.7	0.1	0.1	32.7
Retail	24.5	1.8	1.0	2.4	29.7
Capital goods	21.1	7.9	—	0.1	29.1
Consumer products	11.7	11.8	0.6	0.4	24.5
Aerospace/defense	6.6	16.8	—	—	23.4
Autos	5.1	18.0	0.1	0.2	23.4
United States Treasury securities and obligations of United States government corporations and agencies	22.9	—	—	—	22.9
Building materials	6.1	14.3	0.2	0.1	20.7
Foreign governments	6.4	8.0	—	—	14.4
Telecom	0.3	14.0	—	—	14.3
Metals and mining	2.9	8.4	0.4	—	11.7
Paper	0.3	10.8	—	0.1	11.2
Entertainment/hotels	6.3	1.0	0.4	—	7.7
Collateralized loan obligations	6.5	—	—	—	6.5
Business services	—	3.9	0.3	—	4.2
Agency residential mortgage-backed securities	1.6	—	—	—	1.6
Packaging	—	1.0	—	—	1.0
Other	17.7	0.1	0.2	—	18.0
Total fixed maturities, available for sale	$1,503.7	$752.0	$35.9	$22.0	$2,313.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
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

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2025	2024
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$7.5	$14.0
Fee revenue and other income	1.5	0.9
Total revenues	9.0	14.9
Expenses:
Interest expense	7.8	11.9
Other operating expenses	1.0	0.5
Total expenses	8.8	12.4
Income before net investment losses and income taxes	0.2	2.5
Net investment losses	(3.5)	(3.6)
Income (loss) before income taxes	$(3.3)	$(1.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of March 31, 2025 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$50.4	13.3%	$0.9	19.0%
Brokerage	41.2	10.8	0.2	5.2
Healthcare/pharmaceuticals	33.0	8.7	0.6	13.4
Cable/media	30.1	7.9	0.5	11.2
Food/beverage	27.7	7.3	0.1	2.9
Chemicals	25.5	6.7	0.5	10.6
Building materials	24.9	6.5	0.3	5.3
Business services	16.6	4.4	0.6	11.8
Utilities	16.2	4.3	0.1	1.1
Transportation	15.0	3.9	0.1	1.4
Capital goods	14.8	3.9	0.1	2.4
Paper	13.7	3.6	0.1	1.8
Insurance	13.3	3.5	0.1	2.0
Aerospace/defense	12.4	3.2	0.1	2.3
Consumer products	10.6	2.8	0.1	2.7
Autos	9.7	2.5	0.1	1.5
Entertainment/hotels	4.5	1.2	—	0.7
Retail	4.4	1.2	0.2	3.3
Packaging	4.1	1.1	—	0.6
Energy	3.9	1.0	—	0.1
Other	8.2	2.2	—	0.7
Total	$380.2	100.0%	$4.7	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.5	$1.4
Due after one year through five years	208.9	203.6
Due after five years through ten years	136.7	134.8
Total	$347.1	$339.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
The following summarizes the investments held by the VIEs sold at a loss during the first three months of 2025 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$0.6	$0.4
Greater than or equal to 6 months and less than 12 months prior to sale	4	2.9	2.0
		$3.5	$2.4

There were no investments held by the VIEs rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of March 31, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements (unaudited) for a discussion of recently adopted and issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2024.  There have been no material changes in the first three months of 2025 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading "Litigation and Other Legal Proceedings" in the footnotes to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risks.  Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2025)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	667,773	$38.93	665,073	$214.4
February 1 through February 28	980,421	40.75	863,245	679.2
March 1 through March 31	1,092,732	40.95	953,224	640.4
Total	2,740,926	40.39	2,481,542	640.4
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________

ITEM 5.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the first quarter of 2025, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements, which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Michael E. Mead	March 27, 2025	December 30, 2025	24,970
–Chief Information Officer

_________
(a)    Or such earlier date that the aggregate amount of shares has been sold.

During the first quarter of 2025, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
___________________
ITEM 6. EXHIBITS.

3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated July 29, 2022, incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed August 1, 2022.

3.2	Amended and Restated By-Laws of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.1*	Form of restricted stock unit award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan.

10.2*	Form of executive leadership group restricted stock unit award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan.

10.3*	Form of performance share award agreement for 2025 under the Amended and Restatement Long-Term Incentive Plan.

10.4*	Form of executive leadership group performance share award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer of CNO Financial Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CNO Financial Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Identifies a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated: May 7, 2025
	By:	/s/ Joel T. Koehneman
Joel T. Koehneman
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)