Form 10-Q
period 2025-06-30
CNO Financial Group, Inc.
filed 2025-08-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Shares of common stock outstanding as of July 30, 2025: 96,931,934

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2025	December 31, 2024

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: June 30, 2025 - $39.1 and December 31, 2024 - $37.1; amortized cost: June 30, 2025 - $25,228.8 and December 31, 2024 - $25,151.0)	$23,047.0	$22,730.1
Equity securities at fair value	387.4	272.4
Mortgage loans (net of allowance for credit losses: June 30, 2025 - $21.1 and December 31, 2024 - $13.6)	2,834.3	2,506.3
Policy loans	137.6	135.3
Trading securities	308.3	304.2
Investments held by variable interest entities (net of allowance for credit losses: June 30, 2025 - $2.3 and December 31, 2024 - $1.3; amortized cost: June 30, 2025 - $380.9 and December 31, 2024 - $437.0	376.9	433.8
Other invested assets	1,500.5	1,491.5
Total investments	28,592.0	27,873.6
Cash and cash equivalents - unrestricted	766.0	1,656.7
Cash and cash equivalents held by variable interest entities	50.0	341.0
Accrued investment income	279.4	286.4
Present value of future profits	152.1	161.0
Deferred acquisition costs	2,276.3	2,158.6
Reinsurance receivables (net of allowance for credit losses: June 30, 2025 - $1.0 and December 31, 2024 - $3.0)	3,753.9	3,854.7
Income tax assets, net	749.3	814.1
Assets held in separate accounts	2.9	3.3
Other assets	707.2	699.9
Total assets	$37,329.1	$37,849.3

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2025	December 31, 2024

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$17,609.0	$17,594.2
Future policy benefits	11,787.7	11,705.5
Market risk benefit liability	63.8	60.0
Liability for life insurance policy claims	60.7	61.1
Unearned and advanced premiums	217.3	226.8
Liabilities related to separate accounts	2.9	3.3
Other liabilities	935.8	1,163.3
Investment borrowings	2,441.7	2,188.8
Borrowings related to variable interest entities	352.8	497.6
Notes payable – direct corporate obligations	1,334.7	1,833.5
Total liabilities	34,806.4	35,334.1
Commitments and Contingencies (Note 14)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2025 – 97,319,000; December 31, 2024 – 101,618,957)	1.0	1.0
Additional paid-in capital	1,441.4	1,632.5
Accumulated other comprehensive loss	(1,252.7)	(1,371.4)
Retained earnings	2,333.0	2,253.1
Total shareholders' equity	2,522.7	2,515.2
Total liabilities and shareholders' equity	$37,329.1	$37,849.3

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues:
Insurance policy income	$651.3	$641.5	$1,302.0	$1,269.9
Net investment income:
General account assets	378.3	351.7	753.4	653.6
Policyholder and other special-purpose portfolios	105.4	57.4	41.8	224.7
Investment gains (losses):
Realized investment losses	(21.3)	(26.3)	(25.1)	(36.3)
Other investment gains (losses)	2.9	9.1	(0.1)	26.9
Total investment losses	(18.4)	(17.2)	(25.2)	(9.4)
Fee revenue and other income	34.9	32.8	83.6	83.9
Total revenues	1,151.5	1,066.2	2,155.6	2,222.7
Benefits and expenses:
Insurance policy benefits	658.4	574.4	1,228.4	1,211.0
Liability for future policy benefits remeasurement loss	(12.8)	(30.0)	(25.0)	(36.4)
Change in fair value of market risk benefits	(10.9)	(5.8)	4.4	(24.7)
Interest expense	59.1	64.2	121.1	124.4
Amortization of deferred acquisition costs and present value of future profits	68.6	61.4	136.0	121.9
Gain on extinguishment of borrowings related to variable interest entities	—	—	(1.5)	—
Other operating costs and expenses	271.1	251.4	546.4	529.7
Total benefits and expenses	1,033.5	915.6	2,009.8	1,925.9
Income before income taxes	118.0	150.6	145.8	296.8
Income tax expense	26.2	34.3	32.5	68.2
Net income	$91.8	116.3	$113.3	$228.6
Earnings per common share:
Basic:
Weighted average shares outstanding	98,572,000	107,731,000	99,658,000	108,347,000
Net income	$0.93	$1.08	$1.14	$2.11
Diluted:
Weighted average shares outstanding	100,386,000	109,258,000	101,728,000	110,052,000
Net income	$0.91	$1.06	$1.11	$2.08

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$91.8	$116.3	$113.3	$228.6
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	(11.4)	(217.1)	218.0	(331.7)
Adjustment to discount rate for liability for future policy benefits	(26.3)	206.8	(95.1)	438.5
Adjustment to instrument-specific credit risk for market risk benefits	(1.1)	0.8	0.6	(0.6)
Reclassification adjustments:
For net realized investment losses included in net income	20.6	29.7	27.7	37.0
Other comprehensive income (loss) before tax	(18.2)	20.2	151.2	143.2
Income tax (expense) benefit related to items of accumulated other comprehensive income (loss)	4.6	(4.2)	(32.5)	(30.7)
Other comprehensive income (loss), net of tax	(13.6)	16.0	118.7	112.5
Comprehensive income	$78.2	$132.3	$232.0	$341.1

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, March 31, 2024	108,569	$1.1	$1,851.2	$(1,480.3)	$1,995.7	$2,367.7
Net income	—	—	—	—	116.3	116.3
Other comprehensive income (loss), net of tax	—	—	—	16.0	—	16.0
Common stock repurchased	(2,173)	—	(60.0)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(17.5)	(17.5)
Employee benefit plans, net of shares used to pay tax withholdings	118	—	6.4	—	—	6.4
Balance, June 30, 2024	106,514	$1.1	$1,797.6	$(1,464.3)	$2,094.5	$2,428.9

Balance, March 31, 2025	99,894	$1.0	$1,535.0	$(1,239.1)	$2,258.2	$2,555.1
Net income	—	—	—	—	91.8	91.8
Other comprehensive income (loss), net of tax	—	—	—	(13.6)	—	(13.6)
Common stock repurchased	(2,624)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(17.0)	(17.0)
Employee benefit plans, net of shares used to pay tax withholdings	49	—	6.4	—	—	6.4
Balance, June 30, 2025	97,319	$1.0	$1,441.4	$(1,252.7)	$2,333.0	$2,522.7

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2023	109,358	$1.1	$1,891.5	$(1,576.8)	$1,899.8	$2,215.6
Net income	—	—	—	—	228.6	228.6
Other comprehensive income (loss), net of tax	—	—	—	112.5	—	112.5
Common stock repurchased	(3,656)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(33.9)	(33.9)
Employee benefit plans, net of shares used to pay tax withholdings	812	—	6.1	—	—	6.1
Balance, June 30, 2024	106,514	$1.1	$1,797.6	$(1,464.3)	$2,094.5	$2,428.9

Balance, December 31, 2024	101,619	$1.0	$1,632.5	$(1,371.4)	$2,253.1	$2,515.2
Net income	—	—	—	—	113.3	113.3
Other comprehensive income (loss), net of tax	—	—	—	118.7	—	118.7
Common stock repurchased	(5,105)	—	(199.9)	—	—	(199.9)
Dividends on common stock	—	—	—	—	(33.4)	(33.4)
Employee benefit plans, net of shares used to pay tax withholdings	805	—	8.8	—	—	8.8
Balance, June 30, 2025	97,319	$1.0	$1,441.4	$(1,252.7)	$2,333.0	$2,522.7
The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Insurance policy income	$1,182.4	$1,164.4
Net investment income	748.2	679.0
Fee revenue and other income	98.5	89.0
Insurance policy benefits	(822.9)	(821.0)
Interest expense	(114.4)	(122.2)
Deferrable policy acquisition costs	(244.8)	(214.4)
Other operating costs	(564.5)	(523.8)
Income taxes	(0.3)	(45.5)
Net cash provided by operating activities	282.2	205.5
Cash flows from investing activities:
Sales of investments	1,716.9	1,339.2
Maturities and redemptions of investments	1,263.1	967.0
Purchases of investments	(3,631.2)	(3,476.0)
Net sales of trading securities	—	6.0
Other	(9.2)	(5.7)
Net cash used by investing activities	(660.4)	(1,169.5)
Cash flows from financing activities:
Issuance of notes payable, net	—	691.0
Payments on notes payable	(500.0)	—
Issuance of common stock	7.1	3.8
Payments to repurchase common stock	(210.6)	(118.6)
Common stock dividends paid	(33.6)	(34.5)
Payments on financing arrangements	(7.6)	(7.1)
Amounts received for deposit products	1,234.1	1,856.1
Withdrawals from deposit products	(1,402.1)	(1,007.5)
Issuance of investment borrowings:
Federal Home Loan Bank	526.8	237.0
Payments on investment borrowings:
Federal Home Loan Bank	(273.8)	(237.2)
Related to variable interest entities	(143.8)	(315.9)
Net cash provided (used) by financing activities	(803.5)	1,067.1
Net increase (decrease) in cash and cash equivalents	(1,181.7)	103.1
Cash and cash equivalents - unrestricted and including held by variable interest entities, beginning of period	1,997.7	889.0
Cash and cash equivalents - unrestricted and including held by variable interest entities, end of period	$816.0	$992.1

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
Expenses (“ASU 2024-03”), which requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The adoption of ASU 2024-03 will modify our disclosures but will not have an impact on our financial position or results of operations. We do not expect the impact to our disclosures to be material.

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

Revision of Prior Period Amounts

Certain amounts presented in the prior years’ consolidated statement of operations for the three and six months ended June 30, 2024, consolidated balance sheet as of December 31, 2024, consolidated statement of shareholders’ equity as of December 31, 2024 and related footnotes thereto have been corrected to conform with the current period presentation. During the fourth quarter of 2024, the Company corrected certain immaterial errors that resulted in misclassifications related to market risk benefits.

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

To correct for the error, the Company increased insurance policy benefits and decreased change in value of market benefits by $5.6 million within the consolidated statement of operations for the three months ended June 30, 2024, and the Company increased insurance policy benefits and decreased change in fair value of market risk benefits by $10.8 million within the consolidated statement of operations for the six months ended June 30, 2024.

In addition, the Company identified an immaterial overstatement of its policy holder account balances and insurance policy benefits recorded for the year ended December 31, 2024 and the quarter ended March 31, 2025 related to the calculation of the embedded derivative for its flexible premium bonus indexed annuity product. This error caused the embedded derivative to be overstated as of these periods by $21.6 million and $31.7 million, respectively. The correction of these errors had no impact on our statement of cash flows or segment results for the periods reported.

Finally, the consolidated balance sheet for the year ended December 31, 2024 has been revised to correct immaterial errors related to the classification of non-redeemable preferred stock and to reflect an unsettled investment trade by one of our variable interest entities ("VIEs"). To correct for these errors, fixed maturities, available for sale, at fair value was decreased $110.4 million with a corresponding increase to equity securities at fair value, and investments held by variable interest entities increased $1.5 million with a corresponding increase to other liabilities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The Company assessed the materiality of these errors on prior period consolidated financial statements and determined that such financial statements were not materially misstated. Accordingly, the Company corrected these immaterial errors in this Quarterly Report on Form 10-Q. The following tables present the impact of the correction of the immaterial errors related to the overstatement of policy holder account balances and insurance policy benefits recorded, the classification of non-redeemable preferred stock and to reflect an unsettled investment trade by one of our variable interest entities for the year ended December 31, 2024 and for the three months ended March 31, 2025 (in millions):

Consolidated Balance Sheet
	December 31, 2024
	As Previously Reported	Adjustments	As Revised
Investments
Fixed maturities, available for sale, at fair value	$22,840.5	$(110.4)	$22,730.1
Equity securities at fair value	162.0	110.4	272.4
Investments held by variable interest entities	432.3	1.5	433.8
Total investments	27,872.1	1.5	27,873.6
Income tax assets, net	818.9	(4.8)	814.1
Total assets	37,852.6	(3.3)	$37,849.3

Liabilities:
Policyholder account balances	17,615.8	(21.6)	17,594.2
Other liabilities	1,161.8	1.5	1,163.3
Total Liabilities	35,354.2	(20.1)	$35,334.1

Shareholders' equity:
Retained earnings	2,236.3	16.8	2,253.1
Total shareholders' equity	2,498.4	16.8	2,515.2
Total liabilities and shareholders' equity	37,852.6	(3.3)	37,849.3

Consolidated Statement of Shareholders' Equity
Retained earnings
Balance, December 31, 2024	$2,236.3
Correction of immaterial error	16.8
Balance, December 31, 2024 (as revised)	$2,253.1

Balance, March 31, 2025	$2,233.6
Correction of immaterial error	24.6
Balance, March 31, 2025 (as revised)	$2,258.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present line items for prior period impacts to the Company’s consolidated statement of operations that have been affected by the immaterial error discussed above and that will be revised in conjunction with future filings (in millions):

	Three months ended September 30, 2024
	As previously reported	Adjustments	As Revised
Insurance policy benefits	$726.2	$4.8	$731.0
Change in fair value of market risk benefits	(16.1)	(4.8)	(20.9)
Total benefits and expenses	1,118.6	—	1,118.6
Income before income taxes	11.0	—	11.0

Basic earnings per common share	$0.09	$—	$0.09
Diluted earnings per common share	$0.09	$—	$0.09

	Nine months ended September 30, 2024
	As previously reported	Adjustments	As Revised
Insurance policy benefits	$1,926.4	$15.6	$1,942.0
Change in fair value of market risk benefits	(30.0)	(15.6)	(45.6)
Total benefits and expenses	3,044.5	—	3,044.5
Income before income taxes	307.8	—	307.8

Basic earnings per common share	$2.22	$—	$2.22
Diluted earnings per common share	$2.18	$—	$2.18

	Year ended December 31, 2024
	As previously reported	Adjustments	As Revised
Insurance policy benefits	$2,471.9	$(21.6)	$2,450.3
Total benefits and expenses	3,931.2	(21.6)	3,909.6
Income before income taxes	518.3	21.6	539.9
Income tax expense	114.3	4.8	119.1
Net income	404.0	16.8	420.8

Basic earnings per common share	$3.81	$0.15	$3.96
Diluted earnings per common share	$3.74	$0.15	$3.89

	Three months ended March 31, 2025
	As previously reported	Adjustments	As Revised
Insurance policy benefits	$580.1	$(10.1)	$570.0
Total benefits and expenses	986.4	(10.1)	976.3
Income before income taxes	17.7	10.1	27.8
Income tax expense	4.0	2.3	6.3
Net income	13.7	7.8	21.5

Basic earnings per common share	$0.14	$0.07	$0.21
Diluted earnings per common share	$0.13	$0.08	$0.21

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
2. INVESTMENTS

We classify our fixed maturity securities into one of two categories: (i) "available for sale" (which we carry at estimated fair value with any unrealized gain or loss, net of any allowance for credit losses and income taxes, recorded as a component of shareholders' equity); or (ii) "trading", which we carry at estimated fair value with changes in such value recognized as either net investment income (classified as investment income from policyholder and other special-purpose portfolios) or investment gains (losses).

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

At June 30, 2025, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$14,058.9	$112.6	$(1,561.0)	$(33.1)	$12,577.4
Certificates of deposit	—	—	—	—	—
United States Treasury securities and obligations of United States government corporations and agencies	217.9	—	(29.7)	—	188.2
States and political subdivisions	3,342.3	18.2	(423.6)	(2.9)	2,934.0
Foreign governments	113.6	0.5	(13.8)	(0.8)	99.5
Asset-backed securities	1,593.0	10.3	(51.9)	(0.1)	1,551.3
Agency residential mortgage-backed securities	910.7	9.7	(1.3)	—	919.1
Non-agency residential mortgage-backed securities	1,608.0	36.8	(108.6)	—	1,536.2
Collateralized loan obligations	1,091.7	3.8	(5.0)	—	1,090.5
Commercial mortgage-backed securities	2,292.7	5.2	(144.9)	(2.2)	2,150.8
Total fixed maturities, available for sale	$25,228.8	$197.1	$(2,339.8)	$(39.1)	$23,047.0

At December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$13,672.1	$60.2	$(1,660.4)	$(31.1)	$12,040.8
Certificates of deposit	470.0	18.3	—	—	488.3
United States Treasury securities and obligations of United States government corporations and agencies	214.8	—	(28.6)	—	186.2
States and political subdivisions	3,261.9	12.2	(436.4)	(3.4)	2,834.3
Foreign governments	107.2	0.1	(15.3)	(0.9)	91.1
Asset-backed securities	1,574.6	8.3	(66.4)	(0.1)	1,516.4
Agency residential mortgage-backed securities	819.8	5.3	(5.5)	—	819.6
Non-agency residential mortgage-backed securities	1,636.3	33.6	(130.8)	—	1,539.1
Collateralized loan obligations	1,015.2	5.6	(4.0)	—	1,016.8
Commercial mortgage-backed securities	2,379.1	3.7	(183.7)	(1.6)	2,197.5
Total fixed maturities, available for sale	$25,151.0	$147.3	$(2,531.1)	$(37.1)	$22,730.1

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale at June 30, 2025 by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$240.4	$239.5
Due after one year through five years	2,164.6	2,146.1
Due after five years through ten years	2,468.2	2,477.3
Due after ten years	12,859.5	10,936.2
Subtotal	17,732.7	15,799.1
Structured securities	7,496.1	7,247.9
Total fixed maturities, available for sale	$25,228.8	$23,047.0

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at June 30, 2025 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$622.2	$(21.6)	$2,889.8	$(497.2)	$3,512.0	$(518.8)
United States Treasury securities and obligations of United States government corporations and agencies	39.0	(5.4)	144.3	(24.4)	183.3	(29.8)
States and political subdivisions	631.9	(12.2)	747.3	(158.8)	1,379.2	(171.0)
Foreign governments	19.9	(0.7)	8.6	(1.0)	28.5	(1.7)
Asset-backed securities	80.7	(0.7)	698.0	(49.9)	778.7	(50.6)
Agency residential mortgage-backed securities	176.5	(1.3)	3.0	—	179.5	(1.3)
Non-agency residential mortgage-backed securities	57.7	(0.6)	829.3	(108.1)	887.0	(108.7)
Collateralized loan obligations	316.4	(2.0)	71.3	(3.0)	387.7	(5.0)
Commercial mortgage-backed securities	162.7	(0.8)	1,436.7	(144.1)	1,599.4	(144.9)
Total fixed maturities, available for sale	$2,107.0	$(45.3)	$6,828.3	$(986.5)	$8,935.3	$(1,031.8)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at December 31, 2024 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$1,200.8	$(35.5)	$4,029.2	$(740.3)	$5,230.0	$(775.8)
United States Treasury securities and obligations of United States government corporations and agencies	44.7	(3.8)	141.5	(24.8)	186.2	(28.6)
States and political subdivisions	831.9	(20.5)	896.1	(212.1)	1,728.0	(232.6)
Foreign governments	17.4	(1.0)	10.0	(1.0)	27.4	(2.0)
Asset-backed securities	124.8	(1.2)	807.9	(64.3)	932.7	(65.5)
Agency residential mortgage-backed securities	297.1	(5.3)	3.1	(0.2)	300.2	(5.5)
Non-agency residential mortgage-backed securities	128.0	(1.4)	884.6	(129.4)	1,012.6	(130.8)
Collateralized loan obligations	162.9	(0.7)	66.9	(3.2)	229.8	(3.9)
Commercial mortgage-backed securities	174.5	(1.2)	1,642.7	(182.5)	1,817.2	(183.7)
Total fixed maturities, available for sale	$2,982.1	$(70.6)	$8,482.0	$(1,357.8)	$11,464.1	$(1,428.4)

Based on management's current assessment of investments with unrealized losses at June 30, 2025, the Company believes the issuers of the securities will continue to meet their obligations.  While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery, our intent on an individual security may change, based upon market or other unforeseen developments. In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at March 31, 2025	$33.1	$5.8	$38.9
Additions for securities for which credit losses were not previously recorded	0.6	—	0.6
Additions (reductions) for securities where an allowance was previously recorded	0.1	0.2	0.3
Reduction for securities disposed during the period	(0.7)	—	(0.7)
Allowance at June 30, 2025	$33.1	$6.0	$39.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2024	$31.1	$6.0	$37.1
Additions for securities for which credit losses were not previously recorded	3.1	—	3.1
Additions (reductions) for securities where an allowance was previously recorded	0.9	—	0.9
Reduction for securities disposed during the period	(2.0)	—	(2.0)
Allowance at June 30, 2025	$33.1	$6.0	$39.1

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2024 (dollars in millions):

	Corporate securities	Other	Total
Allowance at March 31, 2024	$37.7	$1.3	$39.0
Additions for securities for which credit losses were not previously recorded	2.2	—	2.2
Additions (reductions) for securities where an allowance was previously recorded	(0.2)	—	(0.2)
Reduction for securities disposed during the period	(1.1)	(0.1)	(1.2)
Allowance at June 30, 2024	$38.6	$1.2	$39.8

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2024 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2023	$41.7	$1.2	$42.9
Additions for securities for which credit losses were not previously recorded	4.4	—	4.4
Additions (reductions) for securities where an allowance was previously recorded	(6.3)	0.1	(6.2)
Reduction for securities disposed during the period	(1.2)	(0.1)	(1.3)
Allowance at June 30, 2024	$38.6	$1.2	$39.8

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At June 30, 2025, we held commercial mortgage loan investments with an amortized cost and fair value of $1,572.7 million and $1,462.7 million, respectively. At June 30, 2025, there were no commercial mortgage loans that were non-current or in the process of foreclosure.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2025 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2025	2024	2023	2022	2021	Prior	Total amortized cost	Commercial mortgage loans	Collateral
Less than 60%	$73.3	$153.3	$179.7	$143.0	$119.5	$469.0	$1,137.8	$1,067.5	$3,741.1
60% to less than 70%	38.8	31.3	60.1	24.2	12.0	25.5	191.9	180.3	293.9
70% to less than 80%	18.3	—	65.4	51.0	—	37.6	172.3	153.2	232.4
80% to less than 90%	—	—	—	61.1	—	—	61.1	54.2	73.3
90% to less than 100%	—	—	—	—	7.8	1.8	9.6	7.5	9.8
Total	$130.4	$184.6	$305.2	$279.3	$139.3	$533.9	$1,572.7	$1,462.7	$4,350.5
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At June 30, 2025, we held residential mortgage loan investments with an amortized cost and fair value of $1,282.8 million and $1,289.9 million, respectively. We consider current or non-current loan status as our primary credit quality indicator in conjunction with other quantitative and qualitative factors. We define non-current loans as those that are 90 or more days past-due and/or in nonaccrual status. At June 30, 2025, there were 27 residential mortgage loans that were non-current with an amortized cost of $24.4 million (of which, six loans with an amortized cost of $3.9 million were in foreclosure).

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Allowance at the beginning of the period	$20.1	$16.6	$13.6	$15.4
Increase (decrease) in provision for expected credit losses	1.0	(3.4)	7.5	(2.2)
Allowance at the end of the period	$21.1	$13.2	$21.1	$13.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$1.9	$0.9	$2.9	$3.0
Gross realized losses on sales of fixed maturities, available for sale	(21.8)	(27.6)	(24.6)	(33.5)
Equity securities, net	(0.5)	(0.1)	(0.5)	(0.1)
Other, net	(0.9)	0.5	(2.9)	(5.7)
Total realized investment losses	(21.3)	(26.3)	(25.1)	(36.3)
Change in allowance for credit losses (a)	(1.0)	4.1	(10.7)	5.6
Change in fair value of equity securities (b)	4.6	(0.7)	2.1	0.2
Other changes in fair value (c) (d)	(0.7)	5.7	8.5	17.3
Gain on liquidation of variable interest entities	—	—	—	3.8
Other investment gains (losses)	2.9	9.1	(0.1)	26.9
Total investment gains (losses)	$(18.4)	$(17.2)	$(25.2)	$(9.4)
_________________
(a)    Changes in the allowance for credit losses includes $0.2 million and $1.5 million in the three months ended June 30, 2025 and 2024, respectively, and $(1.0) million and $0.3 million in the six months ended June 30, 2025 and 2024, respectively, related to investments held by variable interest entities ("VIEs").
(b)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $4.2 million and $(0.7) million in the three months ended June 30, 2025 and 2024, respectively, and were $4.8 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively.
(c)    Comprised of $(0.8) million of losses and $5.8 million of gains related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value, in the three months ended June 30, 2025 and 2024, respectively, and $7.2 million and $17.1 million in the six months ended June 30, 2025 and 2024, respectively. The increase in fair value of embedded derivatives related to a modified coinsurance agreement of $0.1 million and $(0.1) million in the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $0.2 million in the six months ended June 30, 2025 and 2024, respectively.
(d)    Changes in the estimated fair value of fixed maturity investments with embedded derivatives that we have elected the fair value option (that are still held as of the end of the respective periods) were $0.8 million and nil in the three months ended June 30, 2025 and 2024, respectively, and $6.6 million and $4.7 million in the six months ended June 30, 2025 and 2024, respectively.

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

During the three months ended June 30, 2025, the $21.8 million of gross realized losses on sales of $440.3 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositionings related to changes in market conditions.

During the six months ended June 30, 2025, the $24.6 million of gross realized losses on sales of $525.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

During the three months ended June 30, 2024, the $27.6 million of gross realized losses on sales of $472.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

During the six months ended June 30, 2024, the $33.5 million of gross realized losses on sales of $669.2 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

At June 30, 2025, the amortized cost and carrying value of fixed maturities that were non-income producing were $5.7 million and $3.5 million, respectively.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 97 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2025 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,179.8	$397.6	$12,577.4
Certificates of deposit	—	—	—	—
United States Treasury securities and obligations of United States government corporations and agencies	—	188.2	—	188.2
States and political subdivisions	—	2,934.0	—	2,934.0
Foreign governments	—	99.5	—	99.5
Asset-backed securities	—	1,497.8	53.5	1,551.3
Agency residential mortgage-backed securities	—	919.1	—	919.1
Non-agency residential mortgage-backed securities	—	1,536.2	—	1,536.2
Collateralized loan obligations	—	1,090.5	—	1,090.5
Commercial mortgage-backed securities	—	2,147.3	3.5	2,150.8
Total fixed maturities, available for sale	—	22,592.4	454.6	23,047.0
Equity securities - corporate securities	161.8	131.2	94.4	387.4
Trading securities:
Corporate securities	—	2.0	—	2.0
Asset-backed securities	—	39.9	—	39.9
Agency residential mortgage-backed securities	—	98.0	—	98.0
Non-agency residential mortgage-backed securities	—	51.3	—	51.3
Collateralized loan obligations	—	9.4	—	9.4
Commercial mortgage-backed securities	—	107.7	—	107.7
Total trading securities	—	308.3	—	308.3
Investments held by variable interest entities - corporate securities	—	376.9	—	376.9
Other invested assets:
Derivatives	—	210.4	—	210.4
Residual tranches	—	—	2.6	2.6
Total other invested assets	—	210.4	2.6	213.0
Assets held in separate accounts	—	2.9	—	2.9
Total assets carried at fair value by category	161.8	$23,622.1	$551.6	$24,335.5
Residual tranches measured at net asset value				104.9
Total assets carried at fair value				$24,440.4

Liabilities:
Market risk benefit liability	$—	$—	$63.8	$63.8
Embedded derivatives associated with fixed indexed annuity products	—	—	1,502.4	1,502.4
Total liabilities carried at fair value	$—	$—	$1,566.2	$1,566.2

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2024 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,912.8	$128.0	$12,040.8
Certificates of deposit	—	488.3	—	488.3
United States Treasury securities and obligations of United States government corporations and agencies	—	186.2	—	186.2
States and political subdivisions	—	2,834.3	—	2,834.3
Foreign governments	—	91.1	—	91.1
Asset-backed securities	—	1,496.6	19.8	1,516.4
Agency residential mortgage-backed securities	—	819.6	—	819.6
Non-agency residential mortgage-backed securities	—	1,539.1	—	1,539.1
Collateralized loan obligations	—	1,012.8	4.0	1,016.8
Commercial mortgage-backed securities	—	2,193.4	4.1	2,197.5
Total fixed maturities, available for sale	—	22,574.2	155.9	22,730.1
Equity securities - corporate securities	64.0	134.9	73.4	272.3
Trading securities:
Asset-backed securities	—	40.6	—	40.6
Agency residential mortgage-backed securities	—	97.1	—	97.1
Non-agency residential mortgage-backed securities	—	53.3	—	53.3
Collateralized loan obligations	—	9.5	—	9.5
Commercial mortgage-backed securities	—	103.7	—	103.7
Total trading securities	—	304.2	—	304.2
Investments held by variable interest entities - corporate securities	—	433.8	—	433.8
Other invested assets:
Derivatives	—	279.0	—	279.0
Residual tranches	—	1.5	95.4	96.9
Total other invested assets	—	280.5	95.4	375.9
Assets held in separate accounts	—	3.3	—	3.3
Total assets carried at fair value	$64.0	$23,730.9	$324.7	$24,119.6

Liabilities:
Market risk benefit liability	$—	$—	$60.0	$60.0
Embedded derivatives associated with fixed indexed annuity products	—	—	1,471.6	1,471.6
Total liabilities carried at fair value	$—	$—	$1,531.6	$1,531.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2025 (dollars in millions):

	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Beginning of period	$277.3	$73.3	$2.6	$353.2
Gains (losses) included in net income	(2.2)	1.1	—	(1.1)
Gains (losses) included in accumulated other comprehensive loss	(2.3)	—	—	(2.3)
Purchases, sales, issuances and settlements (b)
Purchases	82.8	—	—	82.8
Sales	(14.2)	—	—	(14.2)
Transfers into Level 3 (a)	129.6	20.0	—	149.6
Transfers out of Level 3 (a)	(16.4)	—	—	(16.4)
End of period	$454.6	$94.4	$2.6	$551.6

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(2.2)	$1.1	$—	$(1.1)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(3.5)	$—	$—	$(3.5)
_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the three months ended June 30, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2025 (dollars in millions):

	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Beginning of period	$155.9	$73.4	$95.4	$324.7
Gains (losses) included in net income	(0.5)	1.0	—	0.5
Gains (losses) included in accumulated other comprehensive loss	(0.3)	—	—	(0.3)
Purchases, sales, issuances and settlements (b)
Purchases	234.4	20.0	—	254.4
Sales	(20.0)	—	—	(20.0)
Transfers into Level 3 (a)	115.1	—	—	115.1
Transfers out of Level 3 (a)	(30.0)	—	(92.8)	(122.8)
End of period	$454.6	$94.4	$2.6	$551.6

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.5)	$1.0	$—	$0.5
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(2.1)	$—	$—	$(2.1)
_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the six months ended June 30, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2024 (dollars in millions):

	Fixed Maturities	Equity Securities	Trading Securities	Other Invested Assets	Total
Beginning of period	$173.1	$72.6	$—	$52.2	$297.9
Gains (losses) included in net income	0.1	0.2	—	5.6	5.9
Gains (losses) included in accumulated other comprehensive loss	(2.5)	—	—	—	(2.5)
Purchases, sales, issuances and settlements (b)
Purchases	11.3	—	—	8.6	19.9
Sales	(5.3)	—	—	(3.0)	(8.3)
Transfers into Level 3 (a)	—	—	2.8	2.6	5.4
Transfers out of Level 3 (a)	(23.2)	—	—	—	(23.2)
End of period	$153.5	$72.8	$2.8	$66.0	$295.1

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$0.1	$0.2	$—	$5.6	$5.9
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(3.3)	$—	$—	$—	$(3.3)
_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  There were no issuances or settlements during the three months ended June 30, 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2024 (dollars in millions):

	Fixed Maturities	Equity Securities	Trading Securities	Other Invested Assets	Total
Beginning of period	$197.9	$72.7	$—	$31.5	$302.1
Gains (losses) included in net income	4.4	0.1	(0.1)	12.0	16.4
Gains (losses) included in accumulated other comprehensive loss	(8.3)	—	—	—	(8.3)
Purchases, sales, issuances and settlements (b)
Purchases	14.2	—	—	19.4	33.6
Sales	(3.9)	—	—	(4.4)	(8.3)
Transfers into Level 3 (a)	—	—	2.9	7.5	10.4
Transfers out of Level 3 (a)	(50.8)	—	—	—	(50.8)
End of period	$153.5	$72.8	$2.8	$66.0	$295.1

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$4.4	$0.2	$(0.1)	$12.0	$16.5
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(9.9)	$—	$—	$—	$(9.9)
_________
(a)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.
(b)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities.  There were no issuances or settlements during the six months ended June 30, 2024.

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

Residual tranches are generally valued based on our ownership share of the equity of the investee as reported to us by the General Partner and are typically reported one quarter in arrears. These investments are typically non-redeemable, however they can be transferred to a third party with the consent of the General Partner. The Company does not have plans to sell any of these assets at less than fair value. Investments underlying these entities are generally expected to be liquidated within a 10-year timeframe. We had unfunded commitments to invest $34.3 million in these entities as of June 30, 2025.

At June 30, 2025, 88 percent of our Level 3 fixed maturities, available for sale, were investment grade and 87 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$1,450.2	$1,426.8	$1,471.6	$1,376.7
Premiums less benefits	(7.5)	(19.1)	(16.0)	(36.9)
Change in fair value, net	59.7	10.3	46.8	78.2
Balance at end of the period	$1,502.4	$1,418.0	$1,502.4	$1,418.0

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2025 (dollars in millions):

	Fair value at June 30, 2025	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Asset-backed securities (b)	$7.7	Discounted cash flow analysis	Discount margins	2.26%
Asset-backed securities (c)	3.5	Recovery method	% Recovery expected	62.00%
Equity securities (d)	64.7	Market comparables	EBITDA multiples	11.4X
Total	75.9
Liabilities:
Market risk benefit liability (e)	63.8	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Embedded derivatives related to fixed indexed annuity products (f)	1,502.4	Discounted projected embedded derivatives	Projected portfolio yields	4.52% - 4.92% (4.69%)
			Discount rates	3.64% - 6.96% (4.87%)
			Surrender rates	1.45% - 30.10% (7.54%)
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2024 (dollars in millions):

	Fair value at December 31, 2024	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Asset-backed securities (b)	$8.1	Discounted cash flow analysis	Discount margins	1.49%
Asset-backed securities (c)	4.1	Recovery method	% Recovery expected	71.3%
Equity securities (d)	64.2	Market comparables	EBITDA multiples	14.0X
Total	$76.4
Liabilities:
Market risk benefit liability (e)	60.0	Discounted cash flow analysis	Surrender rates	1.45% - 17.00% (4.38%)
			Utilization rates	5.92% - 47.62% (24.95%)
Embedded derivatives related to fixed indexed annuity products (f)	1,471.6	Discounted projected embedded derivatives	Projected portfolio yields	4.52% - 4.92% (4.69%)
			Discount rates	4.21% - 5.88% (5.04%)
			Surrender rates	1.45% - 30.10% (7.54%)
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2025
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,752.6	$2,752.6	$2,834.3
Policy loans	—	—	137.6	137.6	137.6
Other invested assets:
Company-owned life insurance (a)	—	409.6	—	409.6	409.6
Cash and cash equivalents:
Unrestricted	766.0	—	—	766.0	766.0
Held by variable interest entities	50.0	—	—	50.0	50.0
Total	$816.0	$409.6	$2,890.2	$4,115.8	$4,197.5

Liabilities:
Policyholder account balances (b)	$—	$—	$16,106.6	$16,106.6	$16,106.6
Investment borrowings	—	2,442.7	—	2,442.7	2,441.7
Borrowings related to variable interest entities	—	355.7	—	355.7	352.8
Notes payable – direct corporate obligations	—	1,343.4	—	1,343.4	1,334.7
_________
(a)Includes $217.8 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2024 Form 10-K, and a $191.8 million investment in a COLI policy for key employees that is recorded in our general account assets.
(b)Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This amount excludes the embedded derivatives related to fixed indexed annuity products, which are measured at fair value on a recurring basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2024
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,376.0	$2,376.0	$2,506.3
Policy loans	—	—	135.3	135.3	135.3
Other invested assets:
Company-owned life insurance (a)	—	402.1	—	402.1	402.1
Cash and cash equivalents:
Unrestricted	1,656.7	—	—	1,656.7	1,656.7
Held by variable interest entities	341.0	—	—	341.0	341.0
Total	$1,997.7	402.1	$2,511.3	$4,911.1	$5,041.4

Liabilities:
Policyholder account balances (b)	$—	$—	$16,122.6	$16,122.6	$16,122.6
Investment borrowings	—	2,189.8	—	2,189.8	2,188.8
Borrowings related to variable interest entities	—	499.0	—	499.0	497.6
Notes payable – direct corporate obligations	—	1,837.9	—	1,837.9	1,833.5
_________
(a)Includes $212.6 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2024 Form 10-K, and a $189.5 million investment in a COLI policy for key employees that is recorded in our general account assets.
(b)Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This amount excludes the embedded derivatives related to fixed indexed annuity products, which are measured at fair value on a recurring basis.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2025 (dollars in millions):

	Six months ended
	June 30, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
Present value of expected net premiums ("PVENP"), beginning of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5
Effect of changes in discount rate assumptions, beginning of period	180.0	195.2	25.7	113.5	—	514.4
Beginning PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of actual variances from expected experience	(46.8)	51.6	(26.0)	(54.3)	—	(75.5)
Adjusted beginning of period PVENP	2,777.1	3,408.7	1,102.5	2,263.1	—	9,551.4
Issuances	171.5	253.5	84.1	193.3	2.8	705.2
Interest accrual	61.6	71.1	26.4	47.2	—	206.3
Net premiums collected	(178.7)	(230.1)	(82.2)	(199.2)	(2.8)	(693.0)
Ending PVENP at original discount rate	2,831.5	3,503.2	1,130.8	2,304.4	—	9,769.9
Effect of changes in discount rate assumptions, end of period	(138.2)	(133.3)	(6.3)	(67.9)	—	(345.7)
PVENP, end of period	$2,693.3	$3,369.9	$1,124.5	$2,236.5	$—	$9,424.2

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0
Effect of changes in discount rate assumptions, beginning of period	516.6	211.5	94.1	333.3	16.2	1,171.7
Beginning PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of actual variances from expected experience	(52.8)	57.7	(37.1)	(71.1)	1.6	(101.7)
Adjusted beginning of period PVEFPB	6,292.0	3,644.8	4,297.1	4,832.8	282.3	19,349.0
Issuances	174.6	253.6	84.2	195.6	2.9	710.9
Interest accrual	146.3	76.2	114.0	105.2	6.4	448.1
Benefit payments	(216.4)	(252.8)	(144.8)	(237.7)	(14.2)	(865.9)
Ending PVEFPB at original discount rate	6,396.5	3,721.8	4,350.5	4,895.9	277.4	19,642.1
Effect of changes in discount rate assumptions, end of period	(441.6)	(144.4)	(49.8)	(253.5)	(14.0)	(903.3)
PVEFPB, end of period	$5,954.9	$3,577.4	$4,300.7	$4,642.4	$263.4	$18,738.8

Net liability for future policy benefits	$3,261.6	$207.5	$3,176.2	$2,405.9	$263.4	$9,314.6
Flooring impact	—	0.7	—	—	—	0.7
Adjusted net liability for future policy benefits	3,261.6	208.2	3,176.2	2,405.9	263.4	9,315.3
Related reinsurance recoverable	(1.3)	—	(373.0)	(164.0)	—	(538.3)
Net liability for future policy benefits, net of reinsurance recoverable	$3,260.3	$208.2	$2,803.2	$2,241.9	$263.4	$8,777.0

Adjusted net liability for future policy benefits	$9,315.3
Reserves excluded from rollforward (a)	2,374.9
Deferred liability	69.7
Future loss reserves (b)	27.8
Future policy benefits	$11,787.7
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2024 (dollars in millions):

	Six months ended
	June 30, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
PVENP, beginning of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—	$9,062.6
Effect of changes in discount rate assumptions, beginning of period	86.8	99.1	(7.6)	67.6	—	245.9
Beginning PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—	9,308.5
Effect of actual variances from expected experience	(22.3)	(28.0)	(9.3)	(38.1)	—	(97.7)
Adjusted beginning of period PVENP	2,782.7	3,080.3	1,038.7	2,309.1	—	9,210.8
Issuances	129.7	226.3	94.2	207.9	2.3	660.4
Interest accrual	61.5	65.0	26.0	48.9	—	201.4
Net premiums collected	(173.0)	(225.5)	(79.4)	(202.3)	(2.3)	(682.5)
Ending PVENP at original discount rate	2,800.9	3,146.1	1,079.5	2,363.6	—	9,390.1
Effect of changes in discount rate assumptions, end of period	(180.3)	(179.2)	(24.6)	(123.5)	—	(507.6)
PVENP, end of period	$2,620.6	$2,966.9	$1,054.9	$2,240.1	$—	$8,882.5

PVEFPB, beginning of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9	$18,628.1
Effect of changes in discount rate assumptions, beginning of period	229.8	108.3	(132.8)	170.9	3.0	379.2
Beginning PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9	19,007.3
Effect of actual variances from expected experience	(26.0)	(29.5)	(20.2)	(44.8)	(14.2)	(134.7)
Adjusted beginning of period PVEFPB	6,227.1	3,315.4	4,211.6	4,820.8	297.7	18,872.6
Issuances	130.0	226.3	94.3	210.0	2.2	662.8
Interest accrual	145.3	70.2	113.6	106.1	7.0	442.2
Benefit payments	(222.5)	(239.5)	(147.9)	(229.7)	(15.7)	(855.3)
Ending PVEFPB at original discount rate	6,279.9	3,372.4	4,271.6	4,907.2	291.2	19,122.3
Effect of changes in discount rate assumptions, end of period	(497.6)	(194.9)	(69.7)	(337.4)	(9.9)	(1,109.5)
PVEFPB, end of period	$5,782.3	$3,177.5	$4,201.9	$4,569.8	$281.3	$18,012.8

Net liability for future policy benefits	$3,161.7	$210.6	$3,147.0	$2,329.7	$281.3	$9,130.3
Flooring impact	—	1.0	—	—	—	1.0
Adjusted net liability for future policy benefits	3,161.7	211.6	3,147.0	2,329.7	281.3	9,131.3
Related reinsurance recoverable	(1.5)	—	(354.6)	(181.2)	—	(537.3)
Net liability for future policy benefits, net of reinsurance recoverable	$3,160.2	$211.6	$2,792.4	$2,148.5	$281.3	$8,594.0

Adjusted net liability for future policy benefits	$9,131.3
Reserves excluded from rollforward (a)	2,465.9
Deferred liability	66.8
Future loss reserves (b)	31.1
Future policy benefits	$11,695.1
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

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Six months ended
	June 30,
	2025	2024
Net liability (asset), beginning of period	$60.0	$117.1
Effect of changes in the instrument-specific credit risk, beginning of period	1.4	4.8
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	61.4	121.9
Issuances	2.3	1.8
Interest accrual	1.5	2.6
Effect of changes in interest rates	(0.1)	(19.4)
Effect of changes in equity markets	0.2	(3.8)
Effect of changes in equity index volatility	2.7	(1.0)
Actual policyholder behavior different from expected behavior	(0.4)	(0.9)
Effect of changes in assumptions	(1.8)	(4.1)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	65.8	97.1
Effect of changes in the instrument-specific credit risk, end of period	(2.0)	(4.1)
Net liability (asset), end of period, net of reinsurance	$63.8	$93.0

Balance reported as an asset	$—	$—
Balance reported as a liability	63.8	93.0
Net liability (asset)	$63.8	$93.0

Net amount at risk	$22.3	$50.0
Weighted average attained age of contract holders	70	69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Six months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Other annuities	$3.3	$2.6	$6.5	$7.0
Supplemental health	369.2	361.1	84.6	83.8
Medicare supplement	310.8	309.0	5.1	5.2
Long-term care	175.2	170.0	87.6	87.6
Traditional life	367.1	362.0	57.9	57.2
Total	$1,225.6	$1,204.7	$241.7	$240.8
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

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	June 30, 2025		June 30, 2024
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuity
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	319.9	263.5	345.8	281.3
Supplemental health
Expected future gross premiums	9,069.6	5,587.9	8,935.0	5,441.5
Expected future benefits and expenses	11,061.4	5,954.9	10,836.5	5,782.3
Medicare supplement
Expected future gross premiums	6,564.7	4,487.0	5,808.6	4,002.7
Expected future benefits and expenses	5,259.4	3,577.4	4,652.8	3,177.5
Long-term care
Expected future gross premiums	3,359.6	2,467.6	3,381.3	2,342.2
Expected future benefits and expenses	8,002.2	4,300.7	7,785.9	4,201.9
Traditional life
Expected future gross premiums	5,746.9	4,149.2	5,684.5	4,035.2
Expected future benefits and expenses	7,645.7	4,641.9	7,615.0	4,569.8
_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in both the six months ended June 30, 2025 and 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the weighted average durations (under locked-in rates) of the liability for future policy benefits in years:

	June 30, 2025	June 30, 2024
Other annuity	9.6	9.6
Supplemental health	11.2	11.3
Medicare supplement	6.1	6.6
Long-term care	10.7	10.7
Traditional life	10.1	10.4

The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2025	June 30, 2024
Other annuities
Interest accretion rate	4.85%	4.80%
Current discount rate	5.50%	5.36%
Supplemental health
Interest accretion rate	4.96%	4.99%
Current discount rate	5.45%	5.58%
Medicare supplement
Interest accretion rate	4.31%	4.32%
Current discount rate	5.09%	5.44%
Long-term care
Interest accretion rate	5.65%	5.67%
Current discount rate	5.53%	5.63%
Traditional life
Interest accretion rate	4.79%	4.77%
Current discount rate	5.49%	5.60%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Six months ended
	June 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$10,766.3	$1,646.6	$107.4	$1,321.8	$3,021.2	$359.1	$17,222.4
Issuances (funds collected from new business)	846.6	98.1	—	20.5	—	—	965.2
Premiums received (premiums collected from inforce business)	11.4	1.7	15.2	109.9	—	134.8	273.0
Policy charges	(13.7)	(0.9)	—	(100.0)	—	—	(114.6)
Surrenders and withdrawals	(454.9)	(82.2)	(16.4)	(19.4)	(457.0)	(138.1)	(1,168.0)
Benefit payments	(147.3)	(53.6)	(3.0)	(12.5)	—	—	(216.4)
Interest credited	181.4	25.1	1.3	33.5	54.0	1.2	296.5
Other	31.4	(0.1)	(0.2)	(0.1)	—	—	31.0
Policyholder account values, end of period excluding contracts 100% ceded	11,221.2	1,634.7	104.3	1,353.7	2,618.2	357.0	17,289.1
Policyholder account values, end of period for contracts 100% ceded	117.1	513.7	30.3	94.7	—	10.0	765.8
Amount of reserves above (below) policyholder account values (c)	(457.8)	—	—	11.9	—	—	(445.9)
Balance, end of period	$10,880.5	$2,148.4	$134.6	$1,460.3	$2,618.2	$367.0	$17,609.0

Balance, end of period, reinsurance ceded	(110.0)	(513.7)	(30.3)	(112.6)	—	(23.0)	(789.6)
Balance, end of period, net of reinsurance	$10,770.5	$1,634.7	$104.3	$1,347.7	$2,618.2	$344.0	$16,819.4

Weighted average crediting rate (d)	2.2%	2.9%	2.7%	5.3%	4.1%	0.8%

Cash surrender value, net of reinsurance	$10,487.5	$1,590.3	$104.3	$1,106.6	$—	$344.0
_______________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $30.3 billion at the balance sheet date.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Six months ended
	June 30, 2024
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$9,999.2	$1,636.4	$113.1	$1,255.2	$1,411.0	$381.0	$14,795.9
Issuances (funds collected from new business)	733.9	93.6	—	20.0	749.6	—	1,597.1
Premiums received (premiums collected from inforce business)	1.2	1.5	14.3	105.6	—	140.2	262.8
Policy charges	(14.4)	(0.6)	—	(97.4)	—	—	(112.4)
Surrenders and withdrawals	(467.4)	(95.2)	(17.5)	(17.4)	(14.3)	(153.2)	(765.0)
Benefit payments	(152.0)	(56.0)	(3.2)	(13.3)	—	—	(224.5)
Interest credited	152.9	23.0	1.0	31.7	17.6	1.3	227.5
Other	25.7	(0.1)	—	0.1	—	—	25.7
Policyholder account values, end of period excluding contracts 100% ceded	10,279.1	1,602.6	107.7	1,284.5	2,163.9	369.3	15,807.1
Policyholder account values, end of period for contracts 100% ceded	130.4	562.3	25.2	102.4	—	10.5	830.8
Amount of reserves above (below) policyholder account values (c)	(412.4)	—	—	22.4	—	—	(390.0)
Policyholder account balance, end of period	$9,997.1	$2,164.9	$132.9	$1,409.3	$2,163.9	$379.8	$16,247.9

Balance, end of period, reinsurance ceded	(130.4)	(562.3)	(25.2)	(120.5)	—	(24.1)	(862.5)
Balance, end of period, net of reinsurance	$9,866.7	$1,602.6	$107.7	$1,288.8	$2,163.9	$355.7	$15,385.4

Weighted average crediting rate (d)	2.0%	2.8%	2.5%	4.7%	2.6%	0.7%

Cash surrender value, net of reinsurance	$9,592.8	$1,571.3	$107.7	$1,039.7	$—	$355.7
_________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $28.9 billion at the balance sheet date.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	June 30, 2025
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$83.4	$186.4	$306.6	$67.6	$644.0
3.00%-4.99%	1,191.7	75.3	137.9	19.9	1,424.8
5.00% and greater	79.6	—	—	—	79.6
Subtotal	1,354.7	261.7	444.5	87.5	2,148.4
Other annuities
0.00%-2.99%	24.3	21.3	—	—	45.6
3.00%-4.99%	56.6	—	—	—	56.6
5.00% and greater	32.4	—	—	—	32.4
Subtotal	113.3	21.3	—	—	134.6
Interest-sensitive life
0.00%-2.99%	16.3	—	0.4	744.2	760.9
3.00%-4.99%	364.1	111.4	189.8	1.8	667.1
5.00% and greater	20.2	0.2	—	—	20.4
Subtotal	400.6	111.6	190.2	746.0	1,448.4
Other
0.00%-2.99%	16.3	329.5	—	—	345.8
3.00%-4.99%	20.9	—	—	—	20.9
5.00% and greater	0.3	—	—	—	0.3
Subtotal	37.5	329.5	—	—	367.0
Total
0.00%-2.99%	140.3	537.2	307.0	811.8	1,796.3
3.00%-4.99%	1,633.3	186.7	327.7	21.7	2,169.4
5.00% and greater	132.5	0.2	—	—	132.7
Total policyholder account balances, excluding fixed indexed annuities	$1,906.1	$724.1	$634.7	$833.5	4,098.4
Fixed indexed annuity account balances					11,338.3
Funding agreements					2,618.2
Total policyholder account values					18,054.9
Amount of reserves above (below) policyholder account values					(445.9)
Total policyholder account balances					$17,609.0
____________________
(a)     Excludes the account balances related to: (i) fixed indexed annuity contracts which do not have a minimum crediting rate since returns are based on an index; and (ii) funding agreements which have a fixed crediting rate.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	June 30, 2024
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$99.0	$197.5	$240.1	$95.3	$631.9
3.00%-4.99%	1,331.2	49.5	55.0	13.6	1,449.3
5.00% and greater	83.7	—	—	—	83.7
Subtotal	1,513.9	247.0	295.1	108.9	2,164.9
Other annuities
0.00%-2.99%	28.6	23.1	—	—	51.7
3.00%-4.99%	46.7	—	—	—	46.7
5.00% and greater	34.5	—	—	—	34.5
Subtotal	109.8	23.1	—	—	132.9
Interest-sensitive life
0.00%-2.99%	13.9	—	0.4	688.6	702.9
3.00%-4.99%	441.4	49.3	171.1	0.6	662.4
5.00% and greater	21.1	0.5	—	—	21.6
Subtotal	476.4	49.8	171.5	689.2	1,386.9
Other
0.00%-2.99%	17.0	339.6	—	—	356.6
3.00%-4.99%	22.9	—	—	—	22.9
5.00% and greater	0.3	—	—	—	0.3
Subtotal	40.2	339.6	—	—	379.8
Total
0.00%-2.99%	158.5	560.2	240.5	783.9	1,743.1
3.00%-4.99%	1,842.2	98.8	226.1	14.2	2,181.3
5.00% and greater	139.6	0.5	—	—	140.1
Total policyholder account balances, excluding fixed indexed annuities	$2,140.3	$659.5	$466.6	$798.1	4,064.5
Fixed indexed annuity account balances					10,409.5
Funding agreements					2,163.9
Total policyholder account values					16,637.9
Amount of reserves above (below) policyholder account values					(390.0)
Total policyholder account balances					$16,247.9
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
5. DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Six months ended
	June 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4
Capitalizations	54.6	6.6	35.4	14.6	14.6	18.1	68.6	—	212.5
Amortization expense	(31.5)	(3.2)	(18.6)	(12.5)	(7.7)	(8.3)	(33.3)	(1.6)	(116.7)
End of period	$473.1	$39.3	$454.9	$159.5	$155.5	$265.8	$564.8	$8.3	$2,121.2

	Six months ended
	June 30, 2024
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3
Capitalizations	46.6	5.9	30.5	12.7	10.5	18.8	59.6	3.1	187.7
Amortization expense	(26.9)	(2.3)	(17.0)	(13.3)	(7.3)	(7.6)	(29.0)	(0.9)	(104.3)
End of period	$427.3	$30.6	$421.5	$156.9	$143.5	$245.7	$502.5	$6.7	$1,934.7

Changes in the present value of future profits were as follows (dollars in millions):

	Six months ended
	June 30, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0
Amortization expense	(5.8)	(1.9)	(0.4)	(0.7)	(0.1)	—	(8.9)
End of period	$123.0	$13.8	$4.0	$10.6	$0.4	$0.3	$152.1

	Six months ended
	June 30, 2024
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$141.0	$20.6	$5.2	$12.9	$0.7	$0.3	$180.7
Amortization expense	(6.3)	(2.7)	(0.4)	(0.8)	(0.1)	—	(10.3)
End of period	$134.7	$17.9	$4.8	$12.1	$0.6	$0.3	$170.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Changes in sales inducements were as follows (dollars in millions):

	Six months ended
	June 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.1	$5.1	$133.2
Capitalizations	31.2	1.1	32.3
Amortization expense	(9.9)	(0.5)	(10.4)
End of period	$149.4	$5.7	$155.1

	Six months ended
	June 30, 2024
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$88.5	$4.6	$93.1
Capitalizations	26.1	0.6	26.7
Amortization expense	(6.8)	(0.5)	(7.3)
End of period	$107.8	$4.7	$112.5

6. EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income for basic and diluted earnings per share	$91.8	$116.3	$113.3	$228.6
Shares:
Weighted average shares outstanding for basic earnings per share	98,572	107,731	99,658	108,347
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,814	1,527	2,070	1,705
Weighted average shares outstanding for diluted earnings per share	100,386	109,258	101,728	110,052

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

Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance product lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the Bankers Life and Casualty Company ("Bankers Life") funding agreement backed note ("FABN") program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our Federal Home Loan Bank ("FHLB") investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

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

Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Annuity:
Insurance policy income	$8.4	$9.3	$18.2	$16.6
Net investment income	155.3	140.5	303.3	275.0
Total annuity revenues	163.7	149.8	321.5	291.6
Health:
Insurance policy income	412.5	403.6	824.5	802.0
Net investment income	75.9	75.1	151.0	149.4
Total health revenues	488.4	478.7	975.5	951.4
Life:
Insurance policy income	230.4	228.6	459.3	451.3
Net investment income	37.8	36.7	75.4	73.2
Total life revenues	268.2	265.3	534.7	524.5
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	79.5	38.9	9.3	178.6
Investment income not allocated to product lines	128.2	108.3	242.0	179.9
Fee revenue and other income:
Fee revenue	33.5	32.0	80.9	82.5
Amounts netted in expenses not allocated to product lines	1.2	1.3	2.2	2.5
Total segment revenues	$1,162.7	$1,074.3	$2,166.1	$2,211.0
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
(continued from previous page)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Expenses:
Annuity:
Insurance policy benefits	$10.0	$(8.4)	$20.3	$2.9
Interest credited	73.4	61.2	141.7	119.5
Amortization and non-deferred commissions	25.5	20.9	50.2	41.1
Total annuity expenses	108.9	73.7	212.2	163.5
Health:
Insurance policy benefits	313.3	302.3	633.6	610.8
Amortization and non-deferred commissions	41.1	40.5	81.7	81.7
Total health expenses	354.4	342.8	715.3	692.5
Life:
Insurance policy benefits	144.5	144.6	282.6	288.6
Interest credited	13.8	12.4	26.8	24.9
Amortization and non-deferred commissions	27.6	24.3	53.6	47.8
Advertising expense	18.7	20.9	39.9	45.5
Total life expenses	204.6	202.2	402.9	406.8
Allocated expenses	149.4	154.6	310.6	316.2
Expenses not allocated to product lines	26.5	18.8	47.8	36.8
Market value changes of options credited to fixed indexed annuity and life policyholders	79.5	38.9	9.3	178.6
Amounts netted in investment income not allocated to product lines:
Interest expense	53.3	54.4	107.5	102.7
Interest credited	26.9	10.4	54.0	17.6
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(1.5)	(6.0)	(5.0)	(12.2)
Amortization	0.8	0.5	1.6	0.9
Other expenses	14.9	4.2	12.1	13.8
Expenses netted in fee revenue:
Commissions and other operating expenses	32.7	31.2	80.9	70.4
Total segment expenses	1,050.4	925.7	1,949.2	1,987.6
Pre-tax measure of profitability:
Annuity margin	54.8	76.1	109.3	128.1
Health margin	134.0	135.9	260.2	258.9
Life margin	63.6	63.1	131.8	117.7
Total insurance product margin	252.4	275.1	501.3	504.7
Allocated expenses	(149.4)	(154.6)	(310.6)	(316.2)
Income from insurance products	103.0	120.5	190.7	188.5
Fee income margin	0.8	0.8	—	12.1
Investment income not allocated to product lines	33.8	44.8	71.8	57.1
Expenses not allocated to product lines	(25.3)	(17.5)	(45.6)	(34.3)
Operating earnings before taxes	112.3	148.6	216.9	223.4
Income tax expense on operating income	24.8	34.0	48.3	51.3
Net operating income	$87.5	$114.6	$168.6	$172.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Total segment revenues	$1,162.7	$1,074.3	$2,166.1	$2,211.0
Total investment gains (losses)	(18.4)	(17.2)	(25.2)	(9.4)
Revenues related to earnings attributable to VIEs	7.2	9.1	14.7	21.1
Consolidated revenues	1,151.5	1,066.2	2,155.6	2,222.7

Total segment expenses	1,050.4	925.7	1,949.2	1,987.6
Insurance policy benefits - fair value changes in embedded derivative liabilities	(25.2)	(16.8)	44.4	(80.8)
Expenses attributable to VIEs	7.1	10.2	14.5	22.6
Fair value changes related to agent deferred compensation plan	—	(3.5)	—	(3.5)
Other expenses	1.2	—	1.7	—
Consolidated expenses	1,033.5	915.6	2,009.8	1,925.9
Income before tax	118.0	150.6	145.8	296.8
Income tax expense	26.2	34.3	32.5	68.2
Net income	$91.8	$116.3	$113.3	$228.6

Segment balance sheet information is as follows (dollars in millions):

	June 30	December 31
	2025	2024
Assets:
Annuity	$13,000.0	$13,001.4
Health	9,093.2	9,116.7
Life	4,193.7	4,194.7
Investments not allocated to product lines	10,419.0	10,599.1
Assets of our non-life companies included in the fee income segment	232.3	257.7
Assets of our other non-life companies	390.9	679.7
Total assets	$37,329.1	$37,849.3
Liabilities:
Annuity	$13,935.6	$13,539.6
Health	9,521.7	9,490.7
Life	4,359.9	4,311.2
Liabilities associated with investments not allocated to product lines (a)	6,747.4	7,541.1
Liabilities of our non-life companies included in the fee income segment	31.8	37.0
Liabilities of our other non-life companies	210.0	414.5
Total liabilities	$34,806.4	$35,334.1
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
(unaudited)
___________________
8. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Assets:
Other invested assets:
Fixed indexed call options	$210.4	$279.0
Reinsurance receivables	(15.8)	(17.1)
Total assets	$194.6	$261.9
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,502.4	$1,471.6

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. We are required to record the embedded derivatives related to our fixed indexed annuity products at estimated fair value. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $4.3 billion and $4.2 billion at June 30, 2025 and December 31, 2024, respectively.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $73.8 million in underlying investments held by the ceding reinsurer at June 30, 2025.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. In these instances, we generally elect the fair value option to carry these securities at fair value with changes in fair value recognized in net income.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$81.0	$38.9	$10.4	$179.1
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	0.1	(0.1)	1.3	0.2
Total revenues from derivative instruments, not designated as hedges	81.1	38.8	11.7	179.3
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	59.7	10.3	46.8	78.2
Net pre-tax impact	$21.4	$28.5	$(35.1)	$101.1

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2025, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2025 and December 31, 2024 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
June 30, 2025:
Fixed indexed call options	$210.4	$—	$210.4	$36.1	$—	$174.3
December 31, 2024:
Fixed indexed call options	279.0	—	279.0	78.0	—	201.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
9. REINSURANCE

Ceded premiums and other costs of ceding business to reinsurers totaled $41.9 million and $46.6 million for the three months ended June 30, 2025 and 2024, respectively, and $84.3 million and $92.6 million for the six months ended June 30, 2025 and 2024, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $84.7 million and $89.8 million for the three months ended June 30, 2025 and 2024, respectively, and $178.6 million and $195.6 million for the six months ended June 30, 2025 and 2024, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $3.6 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively, and $7.3 million and $7.9 million for the six months June 30, 2025 and 2024, respectively. Insurance policy benefits related to reinsurance assumed totaled $5.8 million and $7.1 million for the three months ended June 30, 2025 and 2024, respectively, and $11.3 million and $13.0 million for the six months June 30, 2025 and 2024, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Current tax expense	$2.7	$9.3	$3.5	$26.6
Deferred tax expense	23.5	25.0	29.0	41.6
Total income tax expense	$26.2	$34.3	$32.5	$68.2

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective rate, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2025	2024
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(0.8)	(0.3)
State taxes	2.1	2.3
Effective tax rate	22.3%	23.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2025	December 31, 2024
Deferred tax assets:
Net federal operating loss carryforwards	$229.0	$72.2
Net state operating loss carryforwards	42.1	4.4
Insurance liabilities	326.7	325.5
Indirect costs allocable to self-constructed real estate assets	1.0	205.1
Accumulated other comprehensive income (loss)	352.3	385.1
Other	15.0	19.4
Gross deferred tax assets	966.1	1,011.7
Deferred tax liabilities:
Investments	(43.8)	(40.8)
Present value of future profits and deferred acquisition costs	(197.3)	(184.3)
Gross deferred tax liabilities	(241.1)	(225.1)
Net deferred tax assets	725.0	786.6
Current income taxes prepaid (accrued)	24.3	27.5
Income tax assets, net	$749.3	$814.1

Effective January 1, 2024, the Company elected to change its tax method of accounting for indirect costs allocable to self-constructed real estate assets. The change in accounting method results in a tax deduction of certain indirect costs previously capitalized under the Company's prior method of accounting. In the second quarter of 2024, the Internal Revenue Service (the "IRS") revised the list of tax method accounting changes that require approval from the IRS to include tax method accounting changes related to indirect costs allocable to self-constructed real estate assets. Previously, only a taxpayer-initiated election was necessary and formal IRS approval was not required. The Company requested approval for its tax method change in June 2024. At December 31, 2024, the Company had not yet received approval from the IRS and was therefore required to account for the existing tax assets under the prior tax method of accounting. In March 2025, the Company executed a consent agreement with the IRS that provides formal approval for the tax method change. As a result, the Company recharacterized the remaining $800 million of capitalized indirect costs under the prior accounting method to a net operating loss carryforward ("NOL") with no expiration date.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that all our net deferred tax assets of $725.0 million will be realized through future taxable earnings.

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

Section 382 of the Internal Revenue Code (the "Code") imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.61 percent at June 30, 2025), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2025, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1.1 billion of federal life and non-life NOLs as of June 30, 2025, as summarized below (dollars in millions):

Year of expiration	Life	Non-Life	Total
NOLs expiring in 2029 through 2035	$—	$248.2	$248.2
NOLs with no expiration date	6.6	835.8	842.4
Total	$6.6	$1,084.0	$1,090.6

Our non-life NOLs with expiration dates can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. Our non-life NOLs with no expiration date can be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income.
We also had deferred tax assets related to NOLs for state income taxes of $42.1 million and $4.4 million at June 30, 2025 and December 31, 2024, respectively, primarily resulting from the tax method change discussed previously.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Company had a capital loss carryforward of $18.3 million and $5.6 million at June 30, 2025 and December 31, 2024, respectively. Capital loss carryforwards can be carried forward for up to five years to offset future capital gains. We expect this carryforward to be fully utilized prior to its 2029 expiration date.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

11. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025	December 31, 2024
6.450% Senior Notes due June 2034	$700.0	$700.0
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
5.250% Senior Notes due May 2025	—	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(2.1)	(2.2)
Unamortized debt issue costs	(13.2)	(14.3)
Direct corporate obligations	$1,334.7	$1,833.5

Senior Notes due May 2025

During May 2025, the Company used a portion of the net proceeds from the issuance of the Senior Notes due June 2034 to repay our Senior Notes due May 2025.

Credit Agreement

On May 8, 2025, the Company entered into a sixth amendment and restatement agreement (the "Credit Agreement") with respect to its existing credit agreement. The $250.0 million Credit Agreement, among other things, (i) requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15 percent of total capitalization) of not more than 35.0 percent (such ratio was 23.5 percent at June 30, 2025); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674.0 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company, including the conversion of debt securities of the Company into Equity interests (the Company's consolidated net worth was $3,775.4 million at June 30, 2025 compared to the minimum requirement of $2,674.1 million). The maturity date of the Credit Agreement is May 8, 2030. The Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") or the base rate (as defined in the Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The applicable margins under the Credit Agreement range from 1.125 percent to 1.750 percent, in the case of loans at the SOFR, and 0.125 percent to 0.750 percent, in the case of loans at the base rate. The commitment fee under the Credit Agreement is based on the Company's unsecured debt rating. The Credit Agreement also provides that the Company may incur up to $200 million of incremental loans (which may include new term loans), subject to conditions that are set forth therein. There are no term loans outstanding under the Credit Agreement as of June 30, 2025. There were no amounts outstanding under the Credit Agreement during the six months ended June 30, 2025.

12. INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB. We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2025, the carrying value of the FHLB common stock was $106.7 million.  As of June 30, 2025, collateralized borrowings from the FHLB totaled $2.4 billion and the proceeds were used to purchase matched variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3.3 billion at June 30, 2025, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2025
$125.0	September 2025	Variable rate - 4.740%
50.0	January 2026	Variable rate - 4.768%
50.0	January 2026	Variable rate - 4.741%
100.0	January 2026	Variable rate - 4.700%
5.0	May 2026	Variable rate - 4.816%
21.8	May 2026	Variable rate - 4.590%
50.0	May 2026	Variable rate - 4.660%
10.0	November 2026	Variable rate - 4.864%
75.0	December 2026	Variable rate - 4.674%
75.0	January 2027	Variable rate - 4.627%
50.0	January 2027	Variable rate - 4.688%
50.0	January 2027	Variable rate - 4.717%
100.0	February 2027	Variable rate - 4.718%
50.0	April 2027	Variable rate - 4.574%
50.0	May 2027	Variable rate - 4.584%
100.0	June 2027	Variable rate - 4.760%
10.0	June 2027	Variable rate - 4.983%
15.5	July 2027	Variable rate - 4.741%
50.0	July 2027	Variable rate - 4.944%
50.0	July 2027	Variable rate - 4.961%
12.5	September 2027	Variable rate - 4.916%
57.7	November 2027	Variable rate - 4.736%
100.0	December 2027	Variable rate - 4.742%
100.0	December 2027	Variable rate - 4.758%
50.0	December 2027	Variable rate - 4.751%
75.0	January 2028	Variable rate - 4.716%
134.5	January 2028	Variable rate - 4.706%
50.0	January 2028	Variable rate - 4.728%
50.0	January 2028	Variable rate - 4.782%
100.0	January 2028	Variable rate - 4.694%
100.0	February 2028	Variable rate - 4.785%
21.0	February 2028	Variable rate - 4.702%
22.0	February 2028	Variable rate - 4.772%
100.0	February 2028	Variable rate - 4.738%
27.0	July 2028	Variable rate - 4.771%
15.0	July 2028	Variable rate - 4.770%
35.0	August 2028	Variable rate - 4.780%
12.5	September 2028	Variable rate - 5.012%
42.2	May 2029	Variable rate - 4.876%
50.0	April 2030	Variable rate - 4.904%
50.0	May 2030	Variable rate - 4.894%
50.0	May 2030	Variable rate - 4.905%
100.0	May 2030	Variable rate - 4.912%
$2,441.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Generally, the variable and fixed rate borrowings are pre-payable.  At June 30, 2025, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $53.7 million and $62.8 million during the six months ended June 30, 2025 and 2024, respectively, was recognized related to total borrowings from the FHLB, reflecting lower interest rates on the variable rate investment borrowings during the six months ended June 30, 2025.

13. SHAREHOLDERS' EQUITY

During the six months ended June 30, 2025, we repurchased 5.1 million shares of common stock for $199.9 million under our securities repurchase program (including $1.6 million of repurchases settled in the third quarter of 2025). The Company had remaining repurchase authority of $540.4 million as of June 30, 2025.

During the six months ended June 30, 2025, we issued 0.8 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

During the six months ended June 30, 2025, dividends declared on common stock totaled $33.4 million ($0.33 per common share). In May 2025, the Company increased its quarterly common stock dividend to $0.17 per share from $0.16 per share.

Accumulated other comprehensive income (loss), included in shareholders' equity as of June 30, 2025 and December 31, 2024, is comprised of the following (dollars in millions):

	June 30, 2025	December 31, 2024
Net unrealized losses on investments having no allowance for credit losses	$(836.1)	$(1,281.6)
Unrealized losses on investments with an allowance for credit losses	(1,308.5)	(1,108.7)
Change in discount rates for liability for future policy benefits	529.4	624.5
Change in instrument-specific credit risk for market risk benefits	2.0	1.4
Deferred income tax assets	360.5	393.0
Accumulated other comprehensive loss	$(1,252.7)	$(1,371.4)

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC ("PGS") commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court.  Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate.  Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities.  Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties.  The CNO Parties had removed the case to the United States District Court for the District of Delaware but on April 6, 2020, the District Court granted Plaintiffs' motion to remand the case back to the Delaware Chancery Court. On July 10, 2020, Plaintiffs filed an Amended Complaint and the CNO Parties moved to dismiss the Amended Complaint. The Delaware Chancery Court denied the CNO Parties’ motions to dismiss the Amended Complaint on the basis of forum non conveniens, but granted the CNO Parties’ motion to stay the case pending the conclusion of a related matter. On December 1, 2023, the Delaware Chancery Court lifted the stay as of November 30, 2023. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. Based on the Court’s ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims. Under the existing Case Schedule, trial is scheduled to commence in April 2026.

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' first amended complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the optional premium payment provision (the "Optional Premium Payment") and other provisions of plaintiffs' insurance policies. In January 2018, the case was transferred to the United States District Court for the Southern District of Indiana. On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). The case remains pending against the CNO Entities. On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered their policies between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the Court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. On September 25, 2024, the Court granted in part and denied in part the CNO Entities' Motion for Summary Judgment on the breach of contract claim. On November 12, 2024, the Court granted CNO Entities' Motion to Bifurcate the trials of the breach of contract and alter ego claims. On May 7, 2025, the CNO Entities conceded that certain actions by Conseco Life Insurance Company breached the policies’ terms; the CNO Entities maintain that such breaches did not cause any damages to Plaintiffs. A three-day jury trial on causation and damages as to the two class representatives commenced on June 16, 2025, and the jury returned a verdict in favor of the class representatives on June 18, 2025 for approximately $0.2 million collectively. This verdict is notional and contingent and has no preclusive effect on any follow on trials by absent class members. Plaintiffs’ ability to collect any damages from the CNO Entities will depend on the outcome of the bench trial on alter ego liability, which

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
is scheduled to begin on August 12, 2025. Any further liability will depend not only on the outcome of the alter ego trial, but whether absent class members will participate in follow on trials to determine whether they are entitled to damages, and the outcome of those trials. The outcome of all trials will be subject to appeal. Because there is no final judgment in the case resulting from the jury trial, the CNO Entities cannot yet appeal the jury verdict, and all rights to appeal with respect to all issues have otherwise been preserved. Any follow on trials and appeals with respect to absent class members may take years to resolve. The CNO Entities continue to vigorously defend the case.

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

15. CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$113.3	$228.6
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	156.6	141.9
Income taxes	32.3	22.7
Insurance liabilities	265.7	222.4
Accrual, amortization and fair value changes included in investment income	(47.0)	(199.2)
Deferral of policy acquisition costs	(244.8)	(214.4)
Net investment losses	25.2	9.4
Gain on extinguishment of borrowings related to VIEs	(1.5)	—
Other (a)	(17.6)	(5.9)
Net cash from operating activities	$282.2	$205.5
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

	Six months ended
	June 30,
	2025	2024
Amounts related to employee benefit plans	$14.3	$12.1

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

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2025
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$376.9	$—	$376.9
Notes receivable of VIEs held by subsidiaries	—	(118.6)	(118.6)
Cash and cash equivalents held by variable interest entities	50.0	—	50.0
Accrued investment income	1.1	—	1.1
Income tax assets, net	15.5	—	15.5
Other assets	2.3	(0.7)	1.6
Total assets	$445.8	$(119.3)	$326.5
Liabilities:
Other liabilities	$32.8	$(0.7)	$32.1
Borrowings related to variable interest entities	352.8	—	352.8
Notes payable of VIEs held by subsidiaries	118.8	(118.8)	—
Total liabilities	$504.4	$(119.5)	$384.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2024
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$433.8	$—	$433.8
Notes receivable of VIEs held by subsidiaries	—	(130.0)	(130.0)
Cash and cash equivalents held by variable interest entities	341.0	—	341.0
Accrued investment income	0.9	—	0.9
Income tax assets, net	15.0	—	15.0
Other assets	5.5	(0.2)	5.3
Total assets	$796.2	$(130.2)	$666.0
Liabilities:
Other liabilities	$225.5	$(0.6)	$224.9
Borrowings related to variable interest entities	497.6	—	497.6
Notes payable of VIEs held by subsidiaries	131.2	(131.2)	—
Total liabilities	$854.3	$(131.8)	$722.5

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2025, such loans had an amortized cost of $380.9 million; gross unrealized gains of $0.9 million; gross unrealized losses of $2.6 million; allowance for credit losses of $2.3 million; and an estimated fair value of $376.9 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Allowance at the beginning of the period	$2.5	$4.3	$1.3	$3.1
Additions for securities for which credit losses were not previously recorded	0.2	—	1.2	0.3
Additions (reductions) for securities where an allowance was previously recorded	0.6	0.2	1.3	1.9
Reduction for securities disposed during the period	(1.0)	(1.7)	(1.5)	(2.5)
Allowance at the end of the period	$2.3	$2.8	$2.3	$2.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.5	$1.5
Due after one year through five years	235.5	232.3
Due after five years through ten years	143.9	143.1
Total	$380.9	$376.9

During the six months ended June 30, 2025, the VIEs recognized net investment losses of $4.3 million which were comprised of: (i) $3.3 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $1.0 million. Such net realized losses included gross realized losses of $3.5 million from the sale of $54.5 million of investments.

During the six months ended June 30, 2024, the VIEs recognized net investment losses of $5.7 million which were comprised of: (i) $9.8 million of net losses from the sales of fixed maturities; (ii) $3.8 million of gains related to the liquidation of a VIE; and (iii) an decrease in the allowance for credit losses of $0.3 million. Such net realized losses included gross realized losses of $10.6 million from the sale of $103.1 million of investments.

At June 30, 2025, there were three fixed maturity investments held by the VIEs in default. The fair value of these defaulted investments was $2.5 million.

At June 30, 2025, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $191.7 million and gross unrealized losses not deemed to have credit losses of $1.6 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $15.1 million and gross unrealized losses not deemed to have credit losses of $0.5 million that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2025, we held investments of $477.2 million in various limited partnerships, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet. At June 30, 2025, we had unfunded commitments to these partnerships totaling $728.8 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO as of June 30, 2025, and its consolidated results of operations for the six months ended June 30, 2025 and 2024, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance product lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The following summarizes our earnings for the six months ended June 30, 2025 and 2024 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Insurance product margin
Annuity margin	$54.8	$76.1	$109.3	$128.1
Health margin	134.0	135.9	260.2	258.9
Life margin	63.6	63.1	131.8	117.7
Total insurance product margin	252.4	275.1	501.3	504.7
Allocated expenses	(149.4)	(154.6)	(310.6)	(316.2)
Income from insurance products	103.0	120.5	190.7	188.5
Fee income	0.8	0.8	—	12.1
Investment income not allocated to product lines	33.8	44.8	71.8	57.1
Expenses not allocated to product lines	(25.3)	(17.5)	(45.6)	(34.3)
Operating earnings before taxes	112.3	148.6	216.9	223.4
Income tax expense on operating income	(24.8)	(34.0)	(48.3)	(51.3)
Net operating income (a)	87.5	114.6	168.6	172.1
Net realized investment losses from disposals, impairments and change in allowance for credit losses	(21.8)	(21.9)	(35.0)	(26.5)
Net change in market value of investments recognized in earnings	3.4	4.7	9.8	17.1
Fair value changes related to agent deferred compensation plan	—	3.5	—	3.5
Changes in fair value of embedded derivative liabilities and market risk benefits	25.2	16.8	(44.4)	80.8
Other	(1.1)	(1.1)	(1.5)	(1.5)
Net non-operating income (loss) before taxes	5.7	2.0	(71.1)	73.4
Income tax (expense) benefit on non-operating income (loss)	(1.4)	(0.3)	15.8	(16.9)
Net non-operating income (loss)	4.3	1.7	(55.3)	56.5
Net income	$91.8	$116.3	$113.3	$228.6
Per diluted share
Net operating income	$0.87	$1.05	$1.66	$1.56
Net non-operating income (loss)	0.04	0.01	(0.55)	0.52
Net income	$0.91	$1.06	$1.11	$2.08

____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from disposals, impairments and the change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; (viii) costs related to our three-year project to modernize certain elements of our technology ("TechMod") that are incremental to normal spend and will not recur following implementation, net of taxes; and (ix) other non-operating items including earnings attributable to variable interest entities, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information provides a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

Refer to "Governmental Regulation" in our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for information on our insurance and other governmental regulatory matters.

CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Estimates" in our 2024 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Insurance product margin
Annuity:
Insurance policy income	$8.4	$9.3	$18.2	$16.6
Net investment income	155.3	140.5	303.3	275.0
Insurance policy benefits	(10.0)	8.4	(20.3)	(2.9)
Interest credited	(73.4)	(61.2)	(141.7)	(119.5)
Amortization and non-deferred commissions (a)	(25.5)	(20.9)	(50.2)	(41.1)
Annuity margin	54.8	76.1	109.3	128.1
Health:
Insurance policy income	412.5	403.6	824.5	802.0
Net investment income	75.9	75.1	151.0	149.4
Insurance policy benefits	(313.3)	(302.3)	(633.6)	(610.8)
Amortization and non-deferred commissions (a)	(41.1)	(40.5)	(81.7)	(81.7)
Health margin	134.0	135.9	260.2	258.9
Life:
Insurance policy income	230.4	228.6	459.3	451.3
Net investment income	37.8	36.7	75.4	73.2
Insurance policy benefits	(144.5)	(144.6)	(282.6)	(288.6)
Interest credited	(13.8)	(12.4)	(26.8)	(24.9)
Amortization and non-deferred commissions (a)	(27.6)	(24.3)	(53.6)	(47.8)
Advertising expense	(18.7)	(20.9)	(39.9)	(45.5)
Life margin	63.6	63.1	131.8	117.7
Total insurance product margin	252.4	275.1	501.3	504.7
Allocated expenses:
Branch office expenses	(15.9)	(16.2)	(36.6)	(36.0)
Other allocated expenses	(133.5)	(138.4)	(274.0)	(280.2)
Income from insurance products	103.0	120.5	190.7	188.5
Fee income	0.8	0.8	—	12.1
Investment income not allocated to product lines	33.8	44.8	71.8	57.1
Expenses not allocated to product lines	(25.3)	(17.5)	(45.6)	(34.3)
Operating earnings before taxes	112.3	148.6	216.9	223.4
Income tax expense on operating income	(24.8)	(34.0)	(48.3)	(51.3)
Net operating income	$87.5	$114.6	$168.6	$172.1
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

Insurance product margin is management's measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance product lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products help provide an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

Summary of Operating Results: Net operating income was $87.5 million in the second quarter of 2025, compared to $114.6 million in the second quarter of 2024, and was $168.6 million in the first six months of 2025, compared to $172.1 million in the first six months of 2024.

Operating return on equity ("Operating ROE") (a non-GAAP measure) is equal to the trailing four quarters of net operating income divided by average shareholders' equity, excluding accumulated other comprehensive income (loss) and net operating loss carryforwards. As of June 30, 2025, our 2025 operating ROE is on target with our guidance of an approximate 50 basis point improvement from our 2024 run rate ratio of 10 percent.

Insurance product margin was $252.4 million in the second quarter of 2025, compared to $275.1 million in the second quarter of 2024, and was $501.3 million in the first six months of 2025, compared to $504.7 million in the first six months of 2024. Excluding a significant item related to traditional life in the first quarter of 2025, the insurance product margin was $494.5 million for the first six months of 2025. Fluctuations by product line are discussed in greater detail in the narratives that follow.

Total net investment income (comprised of investment income allocated and not allocated to products) increased 2 percent to $302.8 million in the second quarter of 2025, as compared to $297.1 million in the second quarter of 2024, and 8 percent to $601.5 million in the first six months of 2025, compared to $554.7 million in the first six months of 2024. Investment income allocated to products increased $16.7 million in the second quarter of 2025 as compared to second quarter of 2024, and

$32.1 million in the first six months of 2025 when compared to prior year as a result of growth in the business and higher yields. The higher yields reflect continued new money rates in excess of 6 percent over the past 10 quarters. Investment income not allocated decreased $11.0 million during the second quarter of 2025 as compared to the second quarter of 2024 and increased $14.7 million during the first six months of 2025 when compared to the prior year, including losses on alternative investments of $24.3 million during the first quarter of 2024.

Total allocated and unallocated expenses are summarized in the table below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Expenses allocated to product lines	$149.4	$154.6	$310.6	$316.2
Expenses not allocated to product lines	25.3	17.5	45.6	34.3
Adjusted total	$174.7	$172.1	$356.2	$350.5

Total allocated and unallocated expenses in the first six months of 2025 were up slightly as compared to the same period in the prior year, and were in line with our expectations. Our expense ratio was 19.4 percent and 19.8 percent for the six months ended June 30, 2025 and 2024, respectively. Expenses are seasonally higher in the first quarter of the year. The expense ratio is defined as total allocated and unallocated expenses divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Fee revenue	$33.5	$32.0	$80.9	$82.5
Operating costs and expenses	(32.7)	(31.2)	(80.9)	(70.4)
Net fee income	$0.8	$0.8	$—	$12.1

Net fee income remained the same in the second quarter of 2025 as compared to the second quarter of 2024 but decreased in the first six months of 2025 as compared to the first six months of 2024, primarily due to the timing of income recognition on sales of third-party products by our Consumer Division in the first quarter of 2025. In the past year, we have expanded the number of carriers and the volume of sales from newer carriers. In addition, while the percentage of policies exchanged for new policies effective in 2025 did not materially change from the prior year, exchanges from our long-tenured carriers to our newer carriers increased as a percentage of total exchanges. Most exchanges occur in the fourth and first quarters. We hold a constraint on the income from new carriers until we build some persistency experience. Net fee income decreased as a result of this constraint in addition to higher agent retention in the first quarter of 2025, as compared to the first quarter of 2024.

Investment income not allocated to product lines generally fluctuates from period to period based on the performance of our alternative investments (which are typically reported one quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The decrease in investment income not allocated to products in the second quarter of 2025, as compared to the second quarter of 2024, was primarily due to lower option forfeitures as a result of lower surrenders and lower in the money options, tighter spreads in the FHLB program and higher interest expense on higher average debt outstanding. The increase in investment income not allocated to products in the first six months of 2025, as compared to the first six months of 2024, was primarily due to a loss on alternative investments in the first quarter of 2024.

The effective tax rate for the first six months of 2025 was 22.3 percent.

Margin from Annuity Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Annuity margin:
Fixed indexed annuities
Insurance policy income	$6.7	$7.2	$13.9	$13.2
Net investment income	127.8	113.8	248.7	222.2
Insurance policy benefits	(5.0)	(2.6)	(10.5)	(8.4)
Interest credited	(60.8)	(49.4)	(116.5)	(96.1)
Amortization and non-deferred commissions	(23.3)	(19.1)	(45.7)	(37.6)
Margin from fixed indexed annuities	$45.4	$49.9	$89.9	$93.3
Average net insurance liabilities	$10,543.4	$9,758.1	$10,314.6	$9,697.2
Margin/average net insurance liabilities	1.72%	2.05%	1.74%	1.92%
Fixed interest annuities
Insurance policy income	$0.2	$0.4	$0.7	$0.5
Net investment income	21.8	21.1	43.4	41.7
Insurance policy benefits	(0.1)	0.1	0.1	(0.3)
Interest credited	(11.8)	(11.3)	(23.9)	(22.4)
Amortization and non-deferred commissions	(2.1)	(1.6)	(4.2)	(3.2)
Margin from fixed interest annuities	$8.0	$8.7	$16.1	$16.3
Average net insurance liabilities	$1,591.7	$1,569.4	$1,595.6	$1,578.7
Margin/average net insurance liabilities	2.01%	2.22%	2.02%	2.06%
Other annuities
Insurance policy income	$1.6	$1.7	$3.7	$2.9
Net investment income	5.6	5.6	11.1	11.1
Insurance policy benefits	(5.0)	10.9	(10.0)	5.8
Interest credited	(0.7)	(0.5)	(1.2)	(1.0)
Amortization and non-deferred commissions	(0.1)	(0.2)	(0.3)	(0.3)
Margin from other annuities	$1.4	$17.5	$3.3	$18.5
Average net insurance liabilities	$398.5	$426.4	$400.4	$433.2
Margin/average net insurance liabilities	1.41%	16.42%	1.65%	8.54%
Total annuity margin	$54.8	$76.1	$109.3	$128.1
Average net insurance liabilities	$12,533.6	$11,753.9	$12,310.6	$11,709.1
Margin/average net insurance liabilities	1.75%	2.59%	1.78%	2.19%

Margin from fixed indexed annuities was $45.4 million in the second quarter of 2025, compared to $49.9 million in the second quarter of 2024, and was $89.9 million in the first six months of 2025 compared to $93.3 million in the first six months of 2024. The margins have decreased in both the second quarter and the first six months of 2025, as compared to the same periods in 2024, primarily due to favorable movement in the MRB in the second quarter of 2024, partially offset by growth in the block. Spread income has increased due to growth in the block while the increases in yield have been partially offset by increases in credited rates. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $10,543.4 million and $9,758.1 million in the second quarters of 2025 and 2024, respectively, and $10,314.6 million and $9,697.2 million in the first six months of 2025 and 2025, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.85 percent in the second quarter of 2025 up from 4.66 percent in the second quarter of 2024, and was 4.82 percent in the first six months of 2025 up from 4.58 percent in the first six months of 2025, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $70.4 million and $34.9 million in the second quarters of 2025 and 2024, respectively, and were $6.9 million and $163.5 million in the first six months of 2025 and 2024, respectively.

Margin from fixed interest annuities was $8.0 million in the second quarter of 2025, compared to $8.7 million in the second quarter of 2024, and was $16.1 million in the first six months of 2025 compared to $16.3 million in the first six months of 2024. Average net insurance liabilities were $1,591.7 million in the second quarter of 2025, compared to $1,569.4 million in the second quarter of 2024, and were $1,595.6 million in the first six months of 2025 compared to $1,578.7 million in the first six months of 2024, driven by deposits and reinvested returns in excess of withdrawals. The margins have decreased slightly in both the second quarter and the first six months of 2025, as compared to the same periods in 2024, primarily due to higher amortization. The increase in investment income resulting from the slight increase in the average net insurance liabilities and the increase in the earned yield was offset by an increase in credited interest. The earned yield was 5.48 percent in the second quarter of 2025, up from 5.38 percent in the second quarter of 2024, and was 5.44 percent in the first six months of 2025, up from 5.28 percent in the first six months of 2024, reflecting higher portfolio yields.

Margin from other annuities was $1.4 million in the second quarter of 2025, compared to $17.5 million in the second quarter of 2024, and was $3.3 million in the first six months of 2025 compared to $18.5 million in the first six months of 2024. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. In the second quarter of 2024, we experienced annuitant mortality on five large policies in a closed block of payout annuities which reduced insurance policy benefits by $15.1 million.

Margin from Health Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Health margin:
Supplemental health
Insurance policy income	$185.0	$180.1	$370.1	$359.8
Net investment income	40.5	39.4	80.3	78.4
Insurance policy benefits	(128.7)	(127.4)	(260.3)	(253.2)
Amortization and non-deferred commissions	(28.2)	(27.0)	(55.9)	(54.5)
Margin from supplemental health	$68.6	$65.1	$134.2	$130.5
Margin/insurance policy income	37%	36%	36%	36%
Medicare supplement
Insurance policy income	$155.9	$155.8	$312.2	$307.5
Net investment income	1.2	1.3	2.4	2.7
Insurance policy benefits	(119.5)	(111.5)	(239.5)	(227.9)
Amortization and non-deferred commissions	(9.4)	(10.1)	(18.8)	(20.3)
Margin from Medicare supplement	$28.2	$35.5	$56.3	$62.0
Margin/insurance policy income	18%	23%	18%	20%
Long-term care
Insurance policy income	$71.6	$67.7	$142.2	$134.7
Net investment income	34.2	34.4	68.3	68.3
Insurance policy benefits	(65.1)	(63.4)	(133.8)	(129.7)
Amortization and non-deferred commissions	(3.5)	(3.4)	(7.0)	(6.9)
Margin from long-term care	$37.2	$35.3	$69.7	$66.4
Margin/insurance policy income	52%	52%	49%	49%
Total health margin	$134.0	$135.9	$260.2	$258.9
Margin/insurance policy income	32%	34%	32%	32%

Margin from supplemental health business was $68.6 million in the second quarter of 2025 compared to $65.1 million in the second quarter of 2024, and was $134.2 million in the first six months of 2025 compared to $130.5 million in the first six months of 2024, reflecting growth in the business. The margin as a percentage of insurance policy income was 37 percent in the second quarter of 2025 compared to 36 percent in the prior year period, and was 36 percent in the first six months of 2025 and 2024.

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

Margin from Medicare supplement business was $28.2 million and $35.5 million in the second quarters of 2025 and 2024, respectively, and $56.3 million and $62.0 million in the first six months of 2025 and 2024, respectively. The decrease in the Medicare supplement margin in the 2025 periods, as compared to the 2024 periods is primarily due to modestly unfavorable claims in the second quarter of 2025 compared to favorable claim experience in the second quarter of 2024. Insurance policy income was $155.9 million in the second quarter of 2025, compared to $155.8 million in the second quarter of 2024, and was $312.2 million in the first six months of 2025, compared to $307.5 million in the first six months of 2024. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. We receive fee income when Medicare Advantage policies of other carriers are sold, which is recorded in our Fee income segment.

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

Margin from Long-term care products was $37.2 million and $35.3 million in the second quarters of 2025 and 2024, respectively, and $69.7 million and $66.4 million in the first six months of 2025 and 2024, respectively. The increase in margin in the 2025 periods is primarily due to growth in the business from sales of our short duration Long-Term Care Fundamental product. The average benefit period for policies sold in 2025 is 13 months and 99 percent are policies with two years or less in benefits. In addition, effective October 1, 2024, we retain 100 percent of our long-term care new business as we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement (this did not impact the inforce business that we previously ceded). As a result, margins are increasing modestly in 2025 and we expect to grow more in future years as earnings emerge from the sales.

Margin from Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Life margin:
Interest-sensitive life
Insurance policy income	$48.0	$46.9	$96.1	$93.5
Net investment income	13.9	13.2	27.8	26.4
Insurance policy benefits	(20.7)	(18.6)	(40.6)	(38.5)
Interest credited	(13.7)	(12.3)	(26.6)	(24.6)
Amortization and non-deferred commissions	(5.6)	(5.3)	(10.7)	(10.4)
Margin from interest-sensitive life	$21.9	$23.9	$46.0	$46.4
Average net insurance liabilities	$1,106.9	$1,063.0	$1,101.5	$1,059.6
Interest margin	$0.2	$0.9	$1.2	$1.8
Interest margin/average net insurance liabilities	0.07%	0.34%	0.22%	0.34%
Underwriting margin	$21.7	$23.0	$44.8	$44.6
Underwriting margin/insurance policy income	45%	49%	47%	48%
Traditional life
Insurance policy income	$182.4	$181.7	$363.2	$357.8
Net investment income	23.9	23.5	47.6	46.8
Insurance policy benefits	(123.8)	(126.0)	(242.0)	(250.1)
Interest credited	(0.1)	(0.1)	(0.2)	(0.3)
Amortization and non-deferred commissions	(22.0)	(19.0)	(42.9)	(37.4)
Advertising expense	(18.7)	(20.9)	(39.9)	(45.5)
Margin from traditional life	$41.7	$39.2	$85.8	$71.3
Margin/insurance policy income	23%	22%	24%	20%
Margin excluding advertising expense/insurance policy income	33%	33%	35%	33%
Total life margin	$63.6	$63.1	$131.8	$117.7

Margin from interest-sensitive life business was $21.9 million in the second quarter of 2025, compared to $23.9 million in the second quarter of 2024, and was $46.0 million in the first six months of 2025, down from $46.4 million in the first six months of 2024. The decrease in margin in the periods of 2025, as compared to the same periods in 2024, reflects higher insurance policy benefits.

The interest margin was $0.2 million and $0.9 million in the second quarter of 2025 and 2024, respectively, and was $1.2 million in the first six months of 2025, compared to $1.8 million in the first six months of 2024. The earned yield was 5.02 percent and 4.97 percent in the second quarters of 2025 and 2024, respectively, and 5.05 percent and 4.98 percent in the first six months of 2025 and 2024, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $9.1 million and $4.0 million in the second quarter of 2025 and 2024, respectively, and were $2.4 million and $15.1 million in the first six months of 2025 and 2024, respectively.

Margin from traditional life business was $41.7 million and $39.2 million in the second quarters of 2025 and 2024, respectively, and was $85.8 million and $71.3 million in the first six months of 2025 and 2024, respectively. The first quarter of 2025 included a model refinement related to traditional life reserves, which increased margins $6.8 million. Excluding this significant item, the margin was $79.0 million in the first six months of 2025. The increase in the adjusted margin in the 2025 periods, as compared to the same periods in 2024, primarily reflects lower advertising expense.
Advertising expense was $18.7 million in the second quarter of 2025, down from $20.9 million in the comparable period in 2024, and was $39.9 million in the first six months of 2025, down from $45.5 million in the comparable period in 2024. The demand and cost of television advertising can fluctuate from period to period. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Annuities	$520.5	$439.1	$962.5	$832.4
Interest-sensitive life	63.6	61.3	126.5	121.8
Total collected premiums from annuity and interest-sensitive life products	$584.1	$500.4	$1,089.0	$954.2

Collected premiums from annuity and interest-sensitive products increased 16.7 percent in the second quarter of 2025 compared to the second quarter of 2024, and increased 14.1% in the first six months of 2025 compared to first six months of 2024 primarily due to higher premium collections from fixed indexed annuity products.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net investment income	$483.7	$409.1	$795.2	$878.3
Allocated to product lines:
Annuity	(155.3)	(140.5)	(303.3)	(275.0)
Health	(75.9)	(75.1)	(151.0)	(149.4)
Life	(37.8)	(36.7)	(75.4)	(73.2)
Equity returns credited to policyholder account balances	(79.5)	(38.9)	(9.3)	(178.6)
Amounts allocated to product lines and credited to policyholder account balances	(348.5)	(291.2)	(539.0)	(676.2)
Impact of annual option forfeitures related to fixed indexed annuity surrenders	1.5	6.0	5.0	12.2
Amount related to variable interest entities and other non-operating items	(7.0)	(9.6)	(14.2)	(22.2)
Interest expense on debt	(24.6)	(21.8)	(51.8)	(37.5)
Interest expense on financing arrangements	(1.0)	(1.2)	(2.0)	(2.4)
Interest expense on investment borrowings from FHLB	(27.7)	(31.4)	(53.7)	(62.8)
Expenses related to FABN program	(27.7)	(10.9)	(55.6)	(18.5)
Less amounts credited to deferred compensation plans (offsetting investment income)	(14.9)	(4.2)	(12.1)	(13.8)
Total adjustments	(101.4)	(73.1)	(184.4)	(145.0)
Investment income not allocated to product lines	$33.8	$44.8	$71.8	$57.1

The above table reconciles net investment income to investment income not allocated to product lines. Such amounts generally fluctuate from period to period based on the performance of our alternative investments (which are typically reported one quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The decrease in investment income not allocated to products in the second quarter of 2025, as compared to the second quarter of 2024, was primarily due to lower option forfeitures as a result of lower surrenders and lower in the money options, tighter spreads in the FHLB program and higher interest expense on higher average debt outstanding. The increase in investment income not allocated to products in the first six months of 2025, as compared to the first six months of 2024, was primarily due to a loss on alternative investments in the first quarter of 2024.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net realized investment losses from disposals, impairments and change in allowance for credit losses	$(21.8)	$(21.9)	$(35.0)	$(26.5)
Net change in market value of investments recognized in earnings	3.4	4.7	9.8	17.1
Fair value changes related to agent deferred compensation plan	—	3.5	—	3.5
Changes in fair value of embedded derivative liabilities and market risk benefits	25.2	16.8	(44.4)	80.8
Other	(1.1)	(1.1)	(1.5)	(1.5)
Net non-operating income (loss) before taxes	$5.7	$2.0	$(71.1)	$73.4

Net realized investment losses in the three and six months ended June 30, 2025 were $21.8 million and $35.0 million, including increases in the allowance for credit losses of $1.0 million and $10.5 million, respectively. Net realized investment losses in the three and six months ended June 30, 2024, were $21.9 million and $26.5 million, respectively, net of reductions in the allowance for credit losses of $4.1 million and $5.6 million, respectively.

The change in market value of investments recognized in earnings was an increase of $3.4 million and $4.7 million in the second quarters of 2025 and 2024, respectively, and $9.8 million and $17.1 million in the first six months of 2025 and 2024, respectively. The change in value will fluctuate from period to period based on market conditions.

During the first six months of 2024, we recognized an increase in earnings of $3.5 million for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability. We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

We recognized an increase (decrease) in pre-tax earnings of $(44.4) million and $80.8 million in the first six months of 2025 and 2024, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs. Interest rates declined in the first six months of 2025 as compared to an increase in the first six months of 2024. In addition, certain amounts as of and for the three months ended December 31, 2024 and March 31, 2025 were revised to conform to the current period’s presentation for the correction of an error that is immaterial to the reported periods. The change in pre-tax earnings of $(44.4) for the first six months of 2025, includes a change of $10.1 million for the revision. In addition to non-operating income and net income, the revision impacted shareholders’ equity and the related metrics of book value per common share, and the debt-to-capital ratio for those periods. The revision did not impact our operating earnings. Refer to "Revision of Prior Period Amounts" in the note to the consolidated financial statements entitled "Business, Basis of Presentation, and Significant Accounting Policies" for additional information.

Other non-operating items in the first six months of 2025, included $3.2 million of expense related to TechMod, a three-year project to modernize certain elements of our technology. In addition, other non-operating items included a reduction in the allowance for credit losses on reinsurance of $2.0 million.

2025 OUTLOOK

We are reaffirming our previously disclosed guidance and we have lowered the upper bound of our expected expense ratio to be in the range of 19.0 percent to 19.2 percent (as compared to our previous guidance of between 19.0 percent to 19.4 percent), reflecting better operating leverage as we continue to grow the business. We continue to expect a quarterly trend similar to 2024, starting on the high end in the first quarter of the year and then grading down throughout the year.

We continue to expect operating earnings per diluted share to be in the range of $3.70 to $3.90, excluding any significant items in the year. We continue to expect improved results in net investment income not allocated to product lines as compared to 2024, which assumes higher returns on our alternative investments. We continue to expect a modest decrease in fee income with most of the earnings to be recognized in the fourth quarter of 2025, reflecting the seasonality of the business and volatility in revenue recognition for Medicare Advantage sales. We continue to expect the effective tax rate to be generally consistent with prior years at approximately 23 percent.

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

We expect to improve run rate operating ROE by 150 basis points through 2027 from a run rate ROE of 10 percent in 2024, including approximately 50 basis point improvement in 2025.

In the second quarter of 2025, we began TechMod, a three-year project to modernize certain elements of our technology, enabling continued growth of the business over the long-term. The initiative is expected to cost approximately $170 million over three years, including approximately $45 million in 2025. The substantial majority of the costs will be expensed as incurred, but will be excluded from operating earnings, and included as a component of non-operating earnings. The expenses excluded from operating earnings will be discrete expenses, one-time in nature, related to the three year initiative, and largely paid to third parties as well as some asset write-offs. The remainder of the costs will either be expensed as incurred or capitalized and amortized through operating earnings. The outlook metrics previously described include the expected impact of this initiative.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2025 and December 31, 2024 was as follows (dollars in millions):

	June 30, 2025	December 31, 2024
Total capital:
Corporate notes payable	$1,334.7	$1,833.5
Shareholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital	1,441.4	1,632.5
Accumulated other comprehensive loss	(1,252.7)	(1,371.4)
Retained earnings	2,333.0	2,253.1
Total shareholders’ equity	2,522.7	2,515.2
Total capital	$3,857.4	$4,348.7

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2025 and as of and for the year ended December 31, 2024:

	June 30, 2025	December 31, 2024
Book value per common share	$25.92	$24.75
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	38.79	38.25
Debt to total capital ratios:
Corporate debt to total capital	34.6%	42.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	26.1%	32.1%
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

The reduction in the debt to total capital ratios from December 31, 2024 was primarily due to the repayment of the 2025 Notes during the second quarter of 2025.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At June 30, 2025, the carrying value of the FHLB common stock was $106.7 million.  As of June 30, 2025, collateralized borrowings from the FHLB totaled $2.4 billion and the proceeds were used to purchase variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3.3 billion at June 30, 2025, which are maintained in custodial accounts for the benefit of the FHLB.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. Under current authorizations, the maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. In June, September and December of 2024, Bankers Life issued funding agreements each to a series of the Trust in a principal amount of $750 million, $400 million, and $450 million, respectively. During January 2025, a $400.0 million funding agreement was repaid at maturity. The aggregate principal amount of funding agreements outstanding at June 30, 2025 was $2.6 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 378 percent at June 30, 2025, compared to 383 percent at December 31, 2024. In the first six months of 2025, the RBC ratio reflected: (i) our estimated consolidated statutory operating earnings of $35.5 million and (ii) insurance company dividends, net of capital contributions of $44.6 million that were paid to the holding company. Our RBC ratio at June 30, 2025, exceeded our targeted RBC ratio of 375 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 375 percent RBC ratio target continues to adequately support our financial strength and credit ratings.

In 2023, we formed CNO Bermuda Re, Ltd. ("CNO Bermuda Re"), a Bermuda exempted company, which is an indirect wholly owned subsidiary of CNO. CNO Bermuda Re is registered by and subject to the supervision of the Bermuda Monetary Authority ("BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended. Pursuant to the Capital and Liquidity Maintenance Agreement ("CLMA") between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its enhanced capital requirement at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless Bankers Life has provided notice of recapture pursuant to the terms of a modified coinsurance agreement between it and CNO Bermuda Re. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the 2023 reinsurance transaction unless approved by the BMA. CNO Bermuda Re is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structure and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

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

S&P most recently affirmed its "A-" financial strength ratings of our primary insurance subsidiaries on June 24, 2025. The outlook for these ratings remains stable. S&P financial strength ratings range from "AAA" to "D" and some companies are not rated. An insurer rated "A", in S&P's opinion, has strong financial security characteristics, but is somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings.  Pluses and minuses show the relative standing within a category.  S&P has 22 possible ratings.  There are six ratings above the "A-" rating of our primary insurance subsidiaries and 15 ratings that are below that rating.

Moody's most recently affirmed its "A3" financial strength ratings of our primary insurance subsidiaries on June 18, 2025. The outlook for these ratings remains stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggests a susceptibility to impairment in the future. Moody's has 21 possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and 14 ratings that are below that rating.

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

At June 30, 2025, CNO, CDOC and our other non-insurance subsidiaries held $187.1 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as each of the immediate U.S. based insurance subsidiaries of CDOC has significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent and/or affiliates within the five years following the 2023 reinsurance transaction unless approved by the BMA.  In the first six months of 2025, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $82.0 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 324 percent at

June 30, 2025.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

The insurance subsidiaries of CDOC receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries.  At June 30, 2025, the subsidiaries of CLTX had earned deficits as summarized below (dollars in millions):

Subsidiaries of CLTX	Earned deficit	Additional information
Bankers Life	$—	(a)
Colonial Penn	(547.1)	(b)
Bankers Conseco Life Insurance Company	(2.5)	(c)
____________________
(a)Bankers Life paid dividends of $65.0 million to CLTX in the first six months of 2025. Bankers Life may pay dividends without regulatory approval or prior notice for any 12-month period if such dividends are less than the greater of: (i) statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. Dividends in excess of these levels require 30 days prior notice. Dividends in excess of earned surplus require prior approval from the Illinois Department of Insurance for return-of-capital distributions.
(b)The deficit is primarily due to transactions which occurred several years ago, including a tax planning transaction and the fee paid to recapture a block of business previously ceded to an unaffiliated insurer.
(c)The deficit is due to cumulative losses on our long-term care business.

A significant deterioration in the financial condition, earnings or cash flow of the material subsidiaries of CNO or CDOC for any reason could hinder such subsidiaries' ability to pay cash dividends or other disbursements to CNO and/or CDOC, which, in turn, could limit CNO's ability to meet debt service requirements and satisfy other financial obligations.  In addition, we may choose to retain capital in our insurance subsidiaries or to contribute additional capital to our insurance subsidiaries to maintain or strengthen their surplus or fund reinsurance transactions, and these decisions could limit the amount available at our top tier insurance subsidiaries to pay dividends to the holding companies. In the first six months of 2025, CDOC made capital contributions of $37.4 million to CLTX.

At June 30, 2025, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2029.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In the first six months of 2025, we generated approximately $48 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first six months of 2025, we repurchased 5.1 million shares of common stock for $199.9 million under our securities repurchase program, including $1.6 million of repurchases settled in the third quarter of 2025. The Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock in February 2025. The Company had remaining repurchase authority of $540.4 million as of June 30, 2025.

In the first six months of 2025, dividends declared on common stock totaled $33.4 million ($0.33 per common share). In May 2025, the Company increased its quarterly common stock dividend to $0.17 per share from $0.16 per share.

S&P most recently affirmed its "BBB-" rating on our issuer credit and senior unsecured debt on June 24, 2025. The outlook for these ratings remains stable. In S&P's view, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Pluses and minuses show the relative standing within a category. S&P has a total of 22 possible ratings ranging from "AAA (Extremely Strong)" to "D (Payment Default)". There are nine ratings above CNO's "BBB-" rating and 12 ratings that are below its rating.

Moody's most recently reviewed its "Baa3" rating on our senior unsecured debt on June 18, 2025. The outlook for these ratings remains stable. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and 11 ratings that are below its rating.

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

INVESTMENTS

At June 30, 2025, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,380.8	$105.1	$(1,522.9)	$(24.4)	$11,938.6
United States Treasury securities and obligations of United States government corporations and agencies	217.9	—	(29.7)	—	188.2
States and political subdivisions	3,318.7	18.1	(421.4)	(0.6)	2,914.8
Foreign governments	113.6	0.5	(13.8)	(0.8)	99.5
Asset-backed securities	1,497.2	10.3	(42.9)	(0.1)	1,464.5
Agency residential mortgage-backed securities	910.7	9.7	(1.3)	—	919.1
Non-agency residential mortgage-backed securities	1,282.0	13.5	(102.7)	—	1,192.8
Collateralized loan obligations	1,091.7	3.8	(5.0)	—	1,090.5
Commercial mortgage-backed securities	2,158.9	5.2	(120.7)	—	2,043.4
Total investment grade fixed maturities, available for sale	23,971.5	166.2	(2,260.4)	(25.9)	21,851.4
Below-investment grade (a) (b):
Corporate securities	678.1	7.5	(38.1)	(8.7)	638.8
States and political subdivisions	23.6	0.1	(2.2)	(2.3)	19.2
Asset-backed securities	95.8	—	(9.0)	—	86.8
Non-agency residential mortgage-backed securities	326.0	23.3	(5.9)	—	343.4
Commercial mortgage-backed securities	133.8	—	(24.2)	(2.2)	107.4
Total below-investment grade fixed maturities, available for sale	1,257.3	30.9	(79.4)	(13.2)	1,195.6
Total fixed maturities, available for sale	$25,228.8	$197.1	$(2,339.8)	$(39.1)	$23,047.0
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2025 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,317.8	$14,871.7	64.5%
2	7,997.5	7,337.0	31.8
Total NAIC 1 and 2 (investment grade)	24,315.3	22,208.7	96.3
3	666.5	619.4	2.7
4	209.3	192.2	0.8
5	16.6	12.3	0.1
6	21.1	14.4	0.1
Total NAIC 3, 4, 5 and 6 (below-investment grade)	913.5	838.3	3.7
Total	$25,228.8	$23,047.0	100.0%

Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2025 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,934.0	12.7%	$423.6	18.1%
Commercial mortgage-backed securities	2,150.8	9.3	144.9	6.2
Banks	1,832.3	7.9	176.8	7.5
Asset-backed securities	1,551.3	6.7	51.9	2.2
Non-agency residential mortgage-backed securities	1,536.2	6.7	108.6	4.6
Insurance	1,213.1	5.3	174.6	7.4
Utilities	1,160.2	5.0	160.4	6.8
Healthcare/pharmaceuticals	1,091.0	4.7	217.9	9.3
Collateralized loan obligations	1,090.5	4.7	5.0	0.2
Brokerage	919.2	4.0	71.2	3.0
Agency residential mortgage-backed securities	919.1	4.0	1.3	0.1
Technology	791.8	3.4	147.2	6.3
Food/beverage	648.5	2.8	86.8	3.7
Cable/media	567.0	2.5	85.8	3.9
Energy	541.9	2.4	43.9	1.9
Real estate/REITs	406.4	1.8	37.2	1.6
Transportation	386.3	1.7	52.5	2.2
Chemicals	272.1	1.2	34.3	1.5
Capital goods	257.1	1.1	29.7	1.3
Autos	237.6	1.0	21.7	0.9
Metals and mining	203.5	0.9	11.9	0.5
Education	199.9	0.9	61.3	2.6
Other	2,137.2	9.3	191.3	8.2
Total fixed maturities, available for sale	$23,047.0	100.0%	$2,339.8	100.0%

Below-Investment Grade Securities

At June 30, 2025, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,257.3 million, or 5.0 percent of the Company's fixed maturity portfolio (or $913.5 million, or 3.6 percent, of the Company's fixed maturity portfolio measured on credit quality ratings assigned by the NAIC). The estimated fair value of the below-investment grade portfolio was $1,195.6 million, or 95 percent of the amortized cost.

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

Structured Securities

At June 30, 2025, fixed maturity investments included structured securities with an estimated fair value of $7.2 billion, which represents 31.4 percent of all fixed maturity securities.  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at June 30, 2025, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,593.0	$1,551.3	6.7%
Agency residential mortgage-backed securities	910.7	919.1	4.0
Non-agency residential mortgage-backed securities	1,608.0	1,536.2	6.7
Collateralized loan obligations	1,091.7	1,090.5	4.7
Commercial mortgage-backed securities	2,292.7	2,150.8	9.3
Total structured securities	$7,496.1	$7,247.9	31.4%

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

Net Realized and Unrealized Investment Losses

During the six months ended June 30, 2025, the $24.6 million of gross realized losses on sales of $525.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositionings related to changes in market conditions.

During the six months ended June 30, 2024, we recognized $33.5 million of realized losses on sales of $669.2 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

The following summarizes the investments sold at a loss during the first six months of 2025 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	3	$24.4	$18.3
Greater than or equal to 6 months and less than 12 months prior to sale	2	4.3	3.5
Greater than 12 months prior to sale	4	7.5	3.3
		$36.2	$25.1

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$143.5	$142.1
Due after one year through five years	1,154.0	1,115.8
Due after five years through ten years	700.3	653.1
Due after ten years	11,047.2	9,069.0
Subtotal	13,045.0	10,980.0
Structured securities	4,162.0	3,848.1
Total	$17,207.0	$14,828.1

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of June 30, 2025 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Greater than or equal to 6 months and less than 12 months	1	$18.1	$(4.0)	$14.1
Greater than 12 months	4	44.8	(14.4)	30.4
Total		$62.9	$(18.4)	$44.5

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2025 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$414.7	$6.7	$0.3	$1.9	$423.6
Healthcare/pharmaceuticals	164.4	52.3	1.2	—	217.9
Banks	116.2	59.0	1.6	—	176.8
Insurance	99.5	72.6	2.5	—	174.6
Utilities	105.6	54.4	0.4	—	160.4
Technology	88.1	56.8	2.2	0.1	147.2
Commercial mortgage-backed securities	96.4	24.4	13.5	10.6	144.9
Non-agency residential mortgage-backed securities	91.5	11.1	0.3	5.7	108.6
Cable/media	6.9	64.6	13.6	0.7	85.8
Food/beverage	30.9	55.7	0.2	—	86.8
Brokerage	45.1	25.8	0.3	—	71.2
Education	55.7	5.6	—	—	61.3
Transportation	25.8	24.5	—	2.2	52.5
Asset-backed securities	19.8	23.1	7.8	1.2	51.9
Energy	11.5	32.4	—	—	43.9
Real estate/REITs	25.4	11.8	—	—	37.2
Chemicals	2.8	31.3	0.1	0.1	34.3
United States Treasury securities and obligations of United States government corporations and agencies	29.7	—	—	—	29.7
Capital goods	21.0	8.7	—	—	29.7
Retail	25.1	1.8	1.0	0.9	28.8
Aerospace/defense	7.6	15.2	—	—	22.8
Autos	4.8	16.8	—	0.1	21.7
Consumer products	10.9	1.7	8.3	0.5	21.4
Building materials	5.8	14.6	—	0.1	20.5
Telecom	0.3	13.5	—	—	13.8
Foreign governments	6.4	7.4	—	—	13.8
Metals and mining	3.4	8.3	0.2	—	11.9
Paper	—	11.1	—	0.2	11.3
Entertainment/hotels	6.2	0.4	1.1	—	7.7
Collateralized loan obligations	4.9	0.1	—	—	5.0
Business services	—	4.0	0.2	—	4.2
Agency residential mortgage-backed securities	1.3	—	—	—	1.3
Packaging	—	1.0	—	—	1.0
Other	15.9	0.2	0.2	—	16.3
Total fixed maturities, available for sale	$1,543.6	$716.9	$55.0	$24.3	$2,339.8

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

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$7.3	$11.9	$14.8	$25.9
Fee revenue and other income	0.9	0.7	2.4	1.6
Total revenues	8.2	12.6	17.2	27.5
Expenses:
Interest expense	5.9	9.8	13.7	21.7
Other operating expenses	1.3	0.4	2.3	0.9
Total expenses	7.2	10.2	16.0	22.6
Income before net investment losses and income taxes	1.0	2.4	1.2	4.9
Net investment losses	(0.9)	(2.1)	(4.4)	(5.7)
Income (loss) before income taxes	$0.1	$0.3	$(3.2)	$(0.8)

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of June 30, 2025 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$51.0	13.5%	$0.3	12.3%
Brokerage	44.7	11.9	0.1	5.7
Healthcare/pharmaceuticals	33.2	8.8	0.4	14.5
Food/beverage	28.3	7.5	—	1.9
Cable/media	25.9	6.9	0.4	15.3
Chemicals	25.2	6.7	0.4	14.0
Building materials	23.2	6.2	0.1	4.3
Business services	16.6	4.4	0.1	3.5
Transportation	16.2	4.3	0.1	2.1
Utilities	15.3	4.1	0.2	7.0
Paper	13.7	3.6	0.1	2.8
Insurance	13.3	3.5	—	1.9
Aerospace/defense	13.0	3.4	0.1	2.0
Capital goods	12.4	3.3	0.1	1.9
Autos	9.1	2.4	—	1.3
Consumer products	8.8	2.3	0.1	2.6
Entertainment/hotels	4.5	1.2	—	0.4
Retail	4.4	1.2	0.1	3.4
Packaging	4.3	1.2	—	0.4
Energy	3.9	1.0	—	0.1
Other	9.9	2.6	—	2.6
Total	$376.9	100.0%	$2.6	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$1.5	$1.5
Due after one year through five years	164.2	160.5
Due after five years through ten years	96.1	94.9
Total	$261.8	$256.9

The following summarizes the investments held by the VIEs sold at a loss during the first six months of 2025 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$0.6	$0.4
Greater than or equal to 6 months and less than 12 months prior to sale	6	4.6	2.6
		$5.2	$3.0

There were no investments held by the VIEs rated below-investment grade not deemed to have credit losses which had been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of June 30, 2025.

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements (unaudited) for a discussion of recently adopted and issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2024.  There have been no material changes in the first six months of 2025 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2025)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	883,616	$38.35	883,194	$606.5
May 1 through May 31	888,348	38.16	887,532	572.6
June 1 through June 30	853,832	37.81	853,105	540.4
Total	2,625,796	38.11	2,623,831	540.4
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

ITEM 5.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements, which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Karen J. DeToro	May 6, 2025	July 31, 2026	25,657
President, Worksite Division
Jeanne L. Linnenbringer	May 5, 2025	July 31, 2026	14,739
Chief Operations Officer
Rocco F. Tarasi	June 9, 2025	June 10, 2026	9,283
Chief Marketing Officer
Matthew J. Zimpfer	June 9, 2025	August 12, 2026	88,340
General Counsel

_________
(a)    Or such earlier date that the aggregate amount of shares has been sold.

During the three months ended June 30, 2025, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated July 31, 2025.

3.2	Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated July 31, 2025, redlined for amendments.

3.3	Amended and Restated By-Laws of CNO Financial Group, Inc., dated August 7, 2024, incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.1
Sixth Amendment and Restatement Agreement, dated May 8, 2025, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 12, 2025.

10.2*	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, dated May 8, 2025, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 12, 2025.

31.1	Certification of the Chief Executive Officer of CNO Financial Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CNO Financial Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Identifies a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated: August 6, 2025
	By:	/s/ Joel T. Koehneman
Joel T. Koehneman
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)