Form 10-K
period 2025-12-31
CNO Financial Group, Inc.
filed 2026-02-24
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
At June 30, 2025, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Registrant's common equity held by non-affiliates was approximately $3.6 billion.
Shares of common stock outstanding as of February 17, 2026: 94,277,712
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement for the 2026 annual meeting of shareholders are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO Financial Group, Inc., a Delaware corporation ("CNO") with the Securities and Exchange Commission (the "SEC"), press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook," "sustainable," "repeatable," "confident in" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" in Item 1A. provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

A wide variety of factors continue to impact financial and economic conditions. Consumer and economic uncertainty due to rapid changes in global trade policies, including the imposition of tariffs and potential changes to existing tariffs, are also causing market volatility and heightening concerns regarding inflation. Reactions to these factors and fluctuations in the value of the U.S. dollar compared to foreign currencies may: result in reduced economic growth in the United States, the targeted nations and globally; increase inflation; disrupt global supply chains; and increase volatility in financial markets, including currency and interest rate markets.

Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets (including the impact of inflation, market volatility, the impact of a U.S. federal government shutdown, tariffs, changes in tax laws, changes in commodity prices and fluctuations in foreign currency exchange rates), which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;
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
•regulatory changes or actions, now or in the future, including, but not limited to: those relating to regulation of the financial affairs of our insurance companies, such as the calculation of risk-based capital and minimum capital requirements, and payment of dividends and surplus debenture interest to us; regulation of the sale, underwriting and pricing of products; health care regulation affecting health insurance products; and privacy laws and regulations;
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
•cybersecurity attacks, risk of data loss and other security breaches;
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

PART I

ITEM 1.     BUSINESS OF CNO.

CNO is a holding company for a group of insurance companies that develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. The terms "CNO Financial Group, Inc.", "CNO", the "Company", "we", "us", and "our" as used in this report refer to CNO and its subsidiaries. Such terms, when used to describe insurance business and products, refer to the insurance business and products of CNO's insurance subsidiaries.

We focus on serving middle-income pre-retiree and retired Americans, which we believe are attractive, underserved, high growth markets. We sell our products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. As of December 31, 2025, we had total assets of $38.8 billion and shareholders' equity of $2.6 billion (which included an accumulated other comprehensive loss of $1.1 billion). For the year ended December 31, 2025, we had revenues of $4.5 billion and net income of $229.3 million. See our consolidated financial statements and accompanying footnotes for additional financial information about the Company and its segments.

We view our operations as three insurance product lines (annuity, health and life) and the investment and fee income segments. Our segments are aligned based on their common characteristics, comparability of profit margins and the way the chief operating decision maker ("CODM") makes operating decisions and assesses the performance of the business. Our CODM is the Chief Executive Officer.

We market our products through the Consumer and Worksite Divisions that reflect the customers served by the Company. The Consumer and Worksite Divisions are primarily focused on marketing insurance products, several types of which are sold in both divisions and underwritten in the same manner. The Consumer Division serves individual consumers, engaging with them on the phone, virtually, online, face-to-face with agents, or through a combination of sales channels. The structure unifies consumer capabilities into a single division and integrates the strength of our agent sales forces with one of the largest direct-to-consumer insurance businesses with proven experience in advertising, web/digital and call center support. The Worksite Division focuses on the sale of voluntary insurance benefits, including supplemental health and life insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually.

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

In May 2025, we filed with the New York Stock Exchange the Annual CEO Certification regarding the Company's compliance with their Corporate Governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, we have filed as exhibits to this 2025 Form 10-K the applicable certifications of the Company's Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 regarding the Company's public disclosures.

CNO became the successor to Conseco, Inc., an Indiana corporation (our "Predecessor"), in connection with a bankruptcy reorganization, which became effective on September 10, 2003. Our Predecessor was organized in 1979 and commenced operations in 1982.

Data in Item 1. are provided as of or for the year ended December 31, 2025 (as the context implies), unless otherwise indicated.

MARKETING AND DISTRIBUTION

Our insurance subsidiaries develop, market and administer health insurance, annuity, individual life insurance and other insurance and financial services products. We sell these products through exclusive agents, independent producers (some of whom sell one or more of our product lines exclusively) and direct marketing. We had premium collections of $4.6 billion, $4.4 billion and $4.1 billion in 2025, 2024 and 2023, respectively.

Our insurance subsidiaries collectively hold licenses to market our insurance products in all fifty states, the District of Columbia, and certain protectorates of the United States. Sales to residents of the following states accounted for at least 5 percent of our 2025 collected premiums: Florida (12 percent), Iowa (6 percent), Texas (6 percent), California (5 percent), and Pennsylvania (5 percent).

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

Exclusive Agents. At December 31, 2025, we had an exclusive agency force of approximately 4,600 producing agents (monthly average of agents that have submitted at least one policy in the month) and financial representatives working from approximately 230 branch and satellite field offices throughout the United States. The field agents establish one-on-one contact with potential policyholders and promote strong personal relationships with existing policyholders. Field agents sell Medicare supplement, supplemental health and long-term care insurance policies, life insurance and annuities. These agents also sell Medicare Advantage plans through distribution arrangements with third-party insurance companies. After the sale of an insurance policy, the agent serves as a contact person for policyholder questions, claims assistance and additional insurance needs. In addition, we have tele-sales agents that are primarily engaged in the sale of our graded benefit life insurance policies and the sale of Medicare Advantage plans of third-party insurance companies using direct response marketing techniques. New policyholder leads are generated primarily from television, print advertising, direct response mailings and the internet. Financial representatives are able to buy and sell securities for clients and may provide ongoing investment advice for clients.

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

Worksite Division:

The Worksite Division focuses on the sale of voluntary insurance benefits, including supplemental health and life insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. Through our Optavise brand, we guide employers and their employees through their healthcare choices with a suite of voluntary insurance products as well as benefits administration technology, education, and advocacy, and communications services to reduce costs and increase benefits engagement. In November 2025, we announced our intention to exit the fee services business within our Worksite Division to sharpen our focus on the core insurance business. The exit is expected to be substantially completed in the first half of 2026.

Exclusive Agents. At December 31, 2025, we had approximately 400 exclusive producing agents working across the United States. These agents establish relationships with employers and have one-on-one contact with potential policyholders primarily at their place of employment and primarily sell supplemental health and life insurance products.

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

Total premium collections

The Consumer and Worksite Divisions are primarily focused on marketing insurance products (including annuity, health and life products), several types of which are sold in both divisions and underwritten in the same manner. The following table summarizes premium collections by segment for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

	2025	2024	2023
Annuities:
Fixed indexed annuities	$1,739.9	$1,542.7	$1,373.9
Fixed interest annuities	194.3	239.1	199.7
Other annuities	9.1	8.8	9.6
Total annuities	1,943.3	1,790.6	1,583.2
Health:
Supplemental health	744.5	725.7	706.6
Medicare supplement	626.8	625.7	609.4
Long-term care	292.2	276.2	261.8
Total health	1,663.5	1,627.6	1,577.8
Life:
Interest-sensitive life	255.8	244.1	237.0
Traditional life	728.7	716.4	700.0
Total life	984.5	960.5	937.0
Total premium collections	$4,591.3	$4,378.7	$4,098.0

Annuities

During 2025, we collected annuity premiums of $1,943.3 million, or 42 percent, of our total premiums collected. Annuity products include fixed indexed annuity, traditional fixed rate annuity and single premium immediate annuity products. Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. For fixed indexed annuities, our major source of income is the spread between the investment income earned on the underlying general account assets and the cost of the index options purchased to provide index-based credits to the contractholders' accounts. Our major source of income from fixed rate annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

The following describes our major annuity products:

Fixed Indexed Annuities. These products accounted for $1,739.9 million, or 38 percent, of our total premium collections during 2025. Our fixed indexed annuities include single-premium deferred annuity contracts and flexible premium deferred annuity contracts offering a fixed credit option and at least one indexed option, generating an interest return tied to the price return of an external index (typically the S&P 500). Our fixed indexed annuity contracts are designed so that the guaranteed contract value meets regulatory requirements such that the contract holder receives no less than 87.5 percent of deposits paid, compounded annually at a rate of up to 3 percent, which establishes a floor value for the contract in the event of cash disbursement (full surrender, death claim payout, or annuitization). Within each contract issued, each fixed indexed annuity specifies:

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

Our fixed indexed annuity contracts are usually surrendered prior to the specified maturity date (typically the policy anniversary after the customer's 99th birthday). At surrender or maturity, they are provided various annuitization options allowing for periodic payments (paid over various periods such as their remaining life or a term-certain period). However, the majority of contracts remain in the accumulation phase until the customer surrenders the contract or has a death claim. Policyholders can surrender the contract at any time, at which point they receive their account value, as specified in the contract, less any applicable surrender charges, subject to the floor value defined above. Nearly all policies also allow for one penalty-free withdrawal of up to 10 percent of the premium paid each policy year (after the first year only for some contracts).

Our fixed indexed annuities credit interest on an annual basis. Depending on the credit option chosen, that interest is based on a fixed interest rate, guaranteed for the annual crediting period, or the price return of the underlying index (typically the S&P 500 index or the Morningstar US Dividend Growth Barclays 5 percent VC index) subject to a participation rate (receiving a portion of the appreciation) or a cap rate (receiving all appreciation up to the cap); any indexed option return is subject to a 0 percent floor. All crediting rates are subject to contractual guaranteed minimums. We have a disciplined rate-setting approach that allows the Company to set crediting rates consistent with the investment return earned on the net premiums received and (if applicable) the current option cost to fund the indexed benefit.

In 2016, we began offering a guaranteed lifetime income rider to our fixed indexed annuity contracts, which allows policyholders the option to elect to receive a guaranteed income stream for life, without having to annuitize their policy. In 2021, an optional benefit was added to the rider which enhances the guaranteed income stream payout amount for a two-year period if the policyholder meets certain conditions related to the ability to perform activities of daily living. These benefits are often referred to as guaranteed living withdrawal benefits ("GLWB"). During 2025, we launched a death benefit rider, available on our guaranteed lifetime income products, that guarantees at least a return of premium death benefit provided only guaranteed income withdrawals and/or Required Minimum Distributions are taken. This rider includes an explicit fee that is deducted from the account value to maintain the benefit.

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

Fixed Interest Annuities. These products include fixed rate single-premium deferred annuities ("SPDAs") and flexible premium deferred annuities ("FPDAs"). These products accounted for $194.3 million, or 4 percent, of our total premium collections during 2025. Our fixed rate SPDAs and FPDAs typically have a crediting rate that is guaranteed by the Company for the first policy year, after which we have the ability to change the crediting rate to any rate not below a guaranteed minimum rate. The current guaranteed rate on annuities being issued is 3 percent, and the guaranteed rates on all policies inforce range from 1.0 percent to 5.5 percent. As of December 31, 2025, the average crediting rate on our outstanding traditional annuities was 3.39 percent.

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

Other Annuities. These products include single premium immediate annuities ("SPIAs"). SPIAs accounted for $9.1 million of our total premiums collected in 2025. SPIAs are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issuance. Once the payments begin, the amount, frequency and length of time over which they are payable are fixed. SPIAs often are purchased by persons at or near retirement age who desire a steady stream of payments over a future period of years. The single premium is often the payout from a fixed rate contract. The implicit interest rate on SPIAs is based on market conditions when the policy is issued. The implicit interest rate on our outstanding SPIAs averaged 6.6 percent at December 31, 2025. Other annuities also include closed blocks of structured settlements, which were last sold over 25 years ago.

Health

Supplemental Health. Supplemental health collected premiums were $744.5 million during 2025, or 16 percent of our total collected premiums. These policies generally provide fixed or limited benefits. Cancer insurance and heart/stroke products are guaranteed renewable individual accident and health insurance policies. Payments under cancer insurance policies are generally made directly to, or at the direction of, the policyholder following diagnosis of, or treatment for, a covered type of cancer. Heart/stroke policies provide for payments directly to the policyholder for treatment of a covered heart disease, heart attack or stroke. Accident products combine insurance for accidental death with limited benefit disability income insurance. Hospital indemnity products provide a fixed dollar amount per day of confinement in a hospital. The benefits provided under the supplemental health policies do not necessarily reflect the actual cost incurred by the insured as a result of the illness, or accident, and benefits are not reduced by any other medical insurance payments made to or on behalf of the insured.

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

Approximately 64 percent of the total number of our supplemental health policies inforce were sold with return of premium or cash value riders. The return of premium rider generally provides that, after a policy has been inforce for a specified number of years or upon the policyholder reaching a specified age, we will pay to the policyholder, or in some cases, a beneficiary under the policy, the aggregate amount of all premiums paid under the policy, without interest, less the aggregate amount of all claims incurred under the policy. For some policies, the return of premium rider does not have any claim offset. The cash value rider is similar to the return of premium rider, but also provides for payment of a graded portion of the return of premium benefit if the policy terminates before the return of premium benefit is earned.

Medicare Supplement. Medicare supplement collected premiums were $626.8 million during 2025, or 14 percent, of our total collected premiums. Medicare is a federal health insurance program for disabled persons and seniors (age 65 and older). Part A of the program provides protection against the costs of hospitalization and related hospital and skilled nursing facility care, subject to an initial deductible, related coinsurance amounts and specified maximum benefit levels. The deductible and coinsurance amounts are subject to change each year by the federal government. Part B of Medicare covers doctor's bills and a number of other medical costs not covered by Part A, subject to deductible and coinsurance amounts for charges approved by Medicare. The deductible amount is subject to change each year by the federal government.

Medicare supplement policies provide coverage for many of the hospital and medical expenses which the Medicare program does not cover, such as deductibles, coinsurance costs (in which the insured and Medicare share the costs of medical expenses) and specified losses which exceed the federal program's maximum benefits. Our Medicare supplement plans automatically adjust coverage to reflect changes in Medicare benefits. In marketing these products, we currently concentrate on individuals who have recently become eligible for Medicare by reaching the age of 65. Approximately 56 percent of new sales of Medicare supplement policies in 2025 were within the seven month open enrollment period that begins three months before an individual reaches age 65.

Long-Term Care. Long-term care collected premiums were $292.2 million during 2025, or 6 percent of our total collected premiums. Long-term care products provide coverage, within prescribed limits, for nursing homes, home healthcare, or a combination of both. We sell long-term care plans primarily to retirees and, to a lesser degree, to older self-employed individuals in the middle-income market.

During 2025, 99 percent of new sales of long-term care products had benefit periods of two years or less. From 2009 through September 30, 2024, we ceded 25 percent of most new sales to a third party under a reinsurance agreement. Effective October, 1, 2024, we discontinued ceding 25 percent of long-term care new business under the reinsurance agreement. At December 31, 2025, 65 percent of our long-term care policies have benefit periods of one year or less, 81 percent have benefit periods of two years or less, and 95 percent of our long-term care policies have benefit periods of four years or less. In 2018, we ceased sales of home health care only long-term care policies. In addition, we ceased sales of comprehensive and nursing home long-term care policies with benefit periods exceeding two years in the majority of jurisdictions. Comprehensive policies cover both nursing home care and home healthcare. Home healthcare benefits included in comprehensive policies cover incurred charges after a deductible or elimination period and are subject to a weekly or monthly maximum dollar amount, and an overall benefit maximum. We monitor the loss experience on our long-term care products and, when appropriate, apply for actuarially justified rate increases in the jurisdictions in which we sell such products. Regulatory approval is required before we can increase our premiums on these products.

Life

Life products include traditional and interest-sensitive life insurance products. During 2025, we collected life insurance premiums of $984.5 million, or 21 percent, of our total collected premiums.

Interest-Sensitive Life. These products include universal life and other interest-sensitive life products that provide life insurance with adjustable rates of return related to current interest rates. They accounted for $255.8 million, or 6 percent, of our total collected premiums in 2025. The principal differences between universal life products and other interest-sensitive life products are policy provisions affecting the amount and timing of premium payments. Universal life policyholders may vary the frequency and size of their premium payments, and policy benefits may also fluctuate according to such payments. Premium payments under other interest-sensitive policies may not be varied by the policyholders. Universal life products include fixed indexed universal life products. The account value of these policies is credited with interest at a guaranteed rate, plus additional interest credits based on changes in a particular index during a specified time period.

Traditional Life. These products accounted for $728.7 million, or 16 percent, of our total collected premiums in 2025. Traditional life policies, including whole life, graded benefit life, term life and single premium whole life products, are marketed through independent producers, exclusive agents and direct response marketing. Under whole life policies, the policyholder generally pays a level premium over an agreed period or the policyholder's lifetime. The annual premium in a whole life policy is generally higher than the premium for comparable term insurance coverage in the early years of the policy's life, but is generally lower than the premium for comparable term insurance coverage in the later years of the policy's life. These policies combine insurance protection with a savings component that gradually increases in amount over the life of the policy. The policyholder may borrow against the savings component that may be at a rate of interest lower than that available from other lending sources. The policyholder may also choose to surrender the policy and receive the accumulated cash value rather than continuing the insurance protection. Term life products offer pure insurance protection for life with a guaranteed level premium for a specified period of time - typically five, 10, 20, or 30 years. In some instances, these products offer an option to return the premium at the end of the guaranteed period.

Traditional life products also include graded benefit life insurance products. Graded benefit life insurance products are offered on an individual basis primarily to persons aged 50 to 85, principally in face amounts of $400 to $50,000, with limited or no medical examination or evidence of insurability. Premiums are paid as frequently as monthly. Benefits paid are less than the face amount of the policy during the first two years, except in cases of accidental death.

Traditional life products also include single premium whole life insurance. This product requires one initial lump sum payment in return for providing life insurance protection for the insured's entire lifetime. Single premium whole life products accounted for $23.7 million of our total collected net premiums in 2025.

INVESTMENTS

40|86 Advisors, Inc. ("40|86 Advisors", a registered investment advisor and wholly owned subsidiary of CNO) manages the investment portfolios of our insurance subsidiaries, including investments held by variable interest entities ("VIEs"), that are included on our consolidated balance sheet. Our general account investment strategies are to:

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

COMPETITION

The markets in which we operate are competitive. Compared to CNO, many companies in the financial services industry are larger, have greater capital and technological and marketing resources, offer broader and more diversified product lines, have greater brand recognition, have larger staffs and higher ratings. Banks, securities brokerage firms and other financial intermediaries also market insurance products or offer competing products, such as mutual fund products, traditional bank investments and other investment and retirement funding alternatives. We also compete with many of these companies and others in providing services for fees. In most areas, competition is based on a number of factors including pricing, service provided to distributors and policyholders and ratings. CNO's subsidiaries must also compete to attract and retain the allegiance of agents, insurance brokers and marketing organizations.

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

Our principal competitors vary by product line. Our main competitors for agent-sold long-term care insurance products include Northwestern Mutual, Mutual of Omaha and New York Life. Our main competitors for agent-sold Medicare supplement insurance products include United HealthCare, Blue Cross and Blue Shield Plans, and Mutual of Omaha. Our main competitors for life insurance sold through direct marketing channels include Mutual of Omaha, Globe Life, Inc., TruStage, AAA Life Insurance, and Gerber Life. Our main competitors for supplemental health products sold through our Worksite Division include AFLAC, subsidiaries of Unum, MetLife, Chubb/Combined, and Voya.

In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share from a total industry-wide perspective. Even in some of the lines in which we are one of the top writers, our market share is relatively small. Based on a 2024 Medicare Supplement Earned Premium report, we ranked seventh in direct premiums earned for Medicare supplement insurance with a market share of 1.7 percent. The top writer of Medicare supplement insurance had direct premiums with a market share of 34.2 percent during the period. When looking at the 2024 Individual Long-Term Care Insurance Survey, one of our subsidiaries (Bankers Life and Casualty Company ("Bankers Life")) is ranked second in new annualized premiums of individual long-term care insurance with a market share of 25.8 percent. The top writer of individual long-term care insurance had new annualized premiums with a market share of 37.2 percent during the period.

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

LIABILITIES FOR INSURANCE PRODUCTS

At December 31, 2025, the total liabilities for insurance products was $31.1 billion. These liabilities are generally payable over an extended period of time. The profitability of our insurance products depends on pricing and other factors. Differences between our expectations when we sold these products and our actual experience could result in future losses.

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

As of December 31, 2025, the policy risk retention limit of our insurance subsidiaries was generally $0.8 million or less. Reinsurance ceded to third-parties by CNO represented 9.0 percent of gross combined life insurance inforce and reinsurance assumed represented 0.2 percent of net combined life insurance inforce.

The principal third-party reinsurers to whom we have ceded life, annuity and health business at December 31, 2025 were as follows (dollars in millions):

Name of Reinsurer	Reinsurance receivables	AM Best rating
Wilton Reassurance Company ("Wilton Re") (a)	$2,350.2	A+
Jackson National Life Insurance Company ("Jackson") (b)	827.0	A
RGA Reinsurance Company (c)	415.7	A+
Sagicor Life Insurance Company	34.8	A-
Swiss Re Life and Health America Inc.	7.6	A+
Munich American Reassurance Company	6.0	A+
SCOR Global Life USA Reinsurance Company	2.2	A
All others (d)	34.0
Total reinsurance receivables	$3,677.5
________________
(a)    In addition to life insurance, certain long-term care business has been ceded to Wilton Re through a 100 percent indemnity coinsurance agreement. Such business had total insurance policy liabilities of $2.1 billion at December 31, 2025.
(b)    In addition to life insurance, certain annuity business has been ceded to Jackson through a coinsurance agreement. Such business had total insurance policy liabilities of $626.9 million at December 31, 2025.
(c)    A portion of the long-term care business of Bankers Life has been ceded to RGA Reinsurance Company on a coinsurance basis.
(d)    No other single reinsurer represents more than 1 percent of the reinsurance receivables balance or has assumed greater than 1 percent of the total ceded life insurance business inforce.

HUMAN CAPITAL

As of December 31, 2025, we employed approximately 3,300 full-time associates, nearly all of whom are located in the United States.

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

The Human Resource and Compensation Committee of our Board of Directors oversees the development, implementation and effectiveness of our human capital management practices and receives regular updates from management on progress and developments. Our commitment to our associates is demonstrated through several areas of focus:

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

•Compensation
At CNO, we strive for a culture of exceptional performance. We believe in developing associates through a challenging work environment coupled with extensive support and training. We are committed to fair pay practices and pay equity. To support pay transparency, we provide education to associates on how pay decisions are made and share competitive market ranges for roles across the enterprise. Our compensation philosophy is focused on pay-for-performance. In 2025, we continued to offer annual cash incentives or sales incentive programs to all associates reflecting our performance philosophy at all levels of the organization. We reward overall and individual performance that drives long-term success for the company and our associates.

•Health and Well-being
Supporting associates' overall well-being is at the center of how we engage our workforce. Our comprehensive associate benefits include medical, dental and vision insurance coverage as well as an extensive well-being program. To promote healthcare affordability, we provide tiered premiums for CNO's health plan that align with an associate's salary level.

CNO's award-winning well-being program encourages associates and their families to engage in healthy lifestyle choices. Our program integrates physical, mental and financial resources–providing access to onsite and virtual health clinics, free and unlimited mental health counseling, caregiver resources and support groups, free financial coaching, access to student loan resources, and more. Associates can earn incentives by engaging in CNO's well-being program. All programs and resources are accessible on our well-being platform to help simplify navigation and improve engagement.

Paid time off benefits are offered and designed to support a healthy work-life balance, encouraging associates to take time off for self-care and overall well-being. We also offer flexible work arrangements for the vast majority of our associates, which includes working from home, working from the office or a mix of both options. We remain committed to delivering consistent service, while providing workplace flexibility to our associates.

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

The NAIC adopted amendments to its valuation manual containing a principle-based approach for the calculation of reserves for life insurance and annuity contracts, which reflect corresponding amendments to the NAIC Standard Valuation Law. Principle-based reserving replaced the prior formulaic approach to determining policy reserves with a design that more closely reflects the risks of life insurance and annuity products. The principle-based reserving ("PBR") approach has been adopted by all states, where it has been effective for life insurance and certain annuity products issued on or after January 1, 2020. Similar reserving requirements for additional products are expected to be implemented over time. The PBR framework for non-variable annuities is effective January 1, 2026 and companies have a three-year optional implementation period, as further described below. Although the impact of implementing this approach for our life insurance products has not been significant to date, the ultimate impact is unknown.

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

In recent years, the NAIC's macro-prudential initiative was intended to enhance risk identification efforts through enhancements to supervisory practices related to liquidity, recovery and resolution, capital stress testing, and counterparty exposure concentrations for life insurers. In connection with this initiative, the NAIC adopted amendments to the Model

Holding Company System Act and Regulation in 2020 which implement an annual filing requirement for a liquidity stress-testing framework (the "Liquidity Stress Test") for certain large U.S. life insurers and insurance groups. Life insurers are subject to this filing requirement based on criteria related to the amounts of certain types of business written or material exposure to certain investment transactions, such as derivatives and securities lending. The Liquidity Stress Test is used as a regulatory tool in the jurisdictions that have adopted the Holding Company Act amendments, which includes all of our insurance subsidiaries' domiciliary states.

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

The NAIC is focused on enhancing regulatory oversight of insurers' investments in complex assets, such as leveraged loans and collateralized loan obligations ("CLOs"). The NAIC has expressed concerns related to the filing exempt status for certain securities or loans, such as CLOs, which generally allows the use of a credit rating provider's ("CRP") rating for purposes of capital assessment as opposed to requiring review by the Securities Valuation Office ("SVO"). Under the NAIC's amended Purposes and Procedures Manual (the "P&P Manual"), the NAIC's Structured Securities Group ("SSG") will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations. The goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is the same as that required for owning all of the underlying loan collateral, in order to avoid RBC arbitrage. The amendment to the P&P Manual requires insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2026 financial statement filings. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.

In November 2024, the NAIC adopted an amendment to the P&P Manual, which sets forth procedures for the SVO staff to identify and evaluate a filing exempt security with an NAIC designation determined by a rating that appears to be an unreasonable assessment of investment risk. The procedures include, without limitation, sending an information request to insurers that hold the security under review and determining whether the NAIC designation is three or more notches different than the SVO's assessment, which allows the SVO to request the removal of the CRP credit rating from the filing exempt process. At any time during the process, an alternate CRP credit rating may be requested and if one is received, it will be incorporated in the filing exempt process. The amendment to the P&P Manual became effective on January 1, 2026.

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

Most states mandate minimum benefit standards and benefit ratios for accident and health insurance policies. We are generally required to maintain, with respect to our individual long-term care policies, premium rates that either: (i) are adequate to support moderately adverse claims experience; or (ii) support minimum anticipated benefit ratios over the entire period of coverage of not less than 60 percent. The specific requirements vary by state. With respect to our Medicare supplement policies, we are generally required to attain and maintain an actual benefit ratio, after three years, of not less than 65 percent. With respect to supplemental health policies, several states require us to annually certify that the premium rates are set such that minimum lifetime loss ratios will be met. These minimum lifetime loss ratios vary by state and product. We provide to the insurance departments, where required, annual calculations that demonstrate compliance with required minimum benefit ratios for long-term care, Medicare supplement, and supplemental health insurance. These calculations are prepared utilizing statutory lapse and interest rate assumptions. In the event that we fail to maintain minimum mandated benefit ratios, our insurance subsidiaries could be required to provide retrospective refunds and/or prospective rate reductions. As of December 31, 2025, we believe that our insurance subsidiaries have provided retrospective refunds, prospective rate reductions, and/or benefit increases when required.

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

Long-Term Care Regulation

The NAIC has adopted model long-term care policy language providing nonforfeiture benefits, and in April 2022, the NAIC adopted the Long-Term Care Insurance Multi-state Rate Review Framework (the "LTC Framework"). The LTC Framework's goal is to establish a consistent national approach to reviewing long-term care insurance rates in order to assist states in granting actuarially appropriate rate increases in a timely manner. The NAIC's Long-Term Care Actuarial (B) Working Group is developing revisions to the LTC Framework and the proposed changes include a single actuarial approach that can be used for multi-state long-term care rate increase reviews. We are evaluating our participation in the multi-state review process for our filings requesting actuarially justified rate increases, as discussed below. In addition, various bills are introduced from time to time in the U.S. Congress which propose the implementation of certain minimum consumer protection standards in all long-term care policies, including guaranteed renewability, protection against inflation and limitations on waiting periods for pre-existing conditions. Federal legislation permits premiums paid for qualified long-term care insurance to be tax-deductible medical expenses and for benefits received on such policies to be excluded from taxable income.

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

The RBC requirements currently provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates a margin, which is the excess of total adjusted capital over authorized control level RBC, for each of the current year, prior year, and third prior year. The trend test assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position. The 2025 annual statutory financial statements of each of our U.S. based insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject such subsidiaries to any regulatory action.

NAIC developments related to the RBC framework are described below.

•Interest Maintenance Reserve ("IMR"). In 2023, the NAIC adopted an interim solution with regard to the accounting treatment of an insurer's negative IMR balance, which may occur when a rising interest rate environment causes an insurer's IMR balance to become negative as a result of bond sales executed at a capital loss. Previous statutory guidance required the non-admittance of negative IMR, which can result in lower reported surplus and RBC ratios. Interpretation 23-01, Net Negative (Disallowed) Interest Maintenance Reserve, the NAIC's interim statutory accounting guidance, which is effective until December 31, 2026, permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR for an amount up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for the accounting treatment of negative IMR.

•RBC Revisions. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which is effective for year-end 2024 RBC filings. The NAIC is currently reviewing the RBC treatment of CLOs, as discussed below.

•Bond Project. The NAIC has undertaken a principles-based bond project, which includes consideration of factors to determine whether an investment in an asset-backed security, for example, qualifies for reporting on an insurer's statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which generally has a higher risk charge. The NAIC adopted a new, principles-based definition of a bond that was effective in certain statutory accounting guidance as of January 1, 2025. This resulted in new reporting and disclosure requirements, including categorical changes in the regulatory reporting and RBC charges associated with these investments.

•RBC Task Force. In early 2025, the NAIC created a Risk-Based Capital Model Governance (EX) Task Force, charged with completing a comprehensive analysis to identify gaps in the current RBC framework and developing guiding principles for future RBC adjustments.

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

Actuarial Guideline for Reinsurance Asset Adequacy Testing

On August 13, 2025, the NAIC adopted an actuarial guideline (AG 55) requiring disclosure related to reserve adequacy for reserves reported as of December 31, 2025 in an insurer's annual statement. The guideline requires asset adequacy testing for reinsured long-duration insurance business that relies heavily on asset returns (i.e., "asset-intensive reinsurance transactions") within the scope of the guideline that either meet certain size-based thresholds or result in significant reinsurance collectability risk (as determined by the cedent's appointed actuary). Such asset adequacy testing is to be performed using a cash flow testing methodology. The actuarial guideline requires disclosure by the ceding insurer, meaning that it will not require that additional reserves be posted at the reinsurer level (although the ceding insurer may decide to post reserves). It is important to note that domestic regulators will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting (including requiring that additional reserves be held). CNO is not yet able to predict the effect of performing asset adequacy testing, if any, on CNO in connection with reinsurance transactions.

Principle-Based Reserving (VM-22)

On August 13, 2025, the NAIC adopted a PBR framework for non-variable annuities, similar to VM-20 for life insurance business and VM-21 for variable annuities, located in Section VM-22 of the NAIC Valuation Manual ("VM-22"). The framework for non-variable annuities applies to valuation dates on or after January 1, 2026 and companies have a three-year optional implementation period before the VM-22 PBR requirements become mandatory to all applicable blocks of business. The ultimate financial impact from PBR on CNO is uncertain, but could result in more volatile and less predictable statutory reserves and capital levels for these products.

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

The Insurance Act imposes solvency and capital requirements as well as auditing and reporting requirements. The capital and solvency requirements for a Class C insurer under the Insurance Act are summarized below.

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

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR") model or a Bermuda-approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class C insurer's business. The BSCR formula establishes capital requirements for certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, certain insurance risks, credit risk, catastrophe risk, and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") equal to 120 percent of an insurer's ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.

CNO Bermuda Re has entered into a Capital and Liquidity Maintenance Agreement (as amended, the "CLMA") with CDOC, Inc. ("CDOC"). Pursuant to the CLMA, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless one or more ceding insurers has provided notice of recapture pursuant to the terms of the applicable reinsurance agreement between it and CNO Bermuda Re and such recapture will cause CNO Bermuda Re to meet (i) and (ii) above. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA.

The BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in line with prudential and technical standards and permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structures and could require the holding company to contribute additional capital to CNO Bermuda Re or the ceding reinsurers to recapture the ceded business.

We are in the process of completing CNO Bermuda Re's capital and solvency return in respect of the year ended December 31, 2025, which includes the BSCR. We believe that CNO Bermuda Re's level of capitalization will exceed the minimum solvency margin and result in its statutory economic capital and surplus being in excess of the TCL.

Regulation of Investments

Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios and limit the amount of investments in certain investment categories, such as below-investment grade bonds, ownership in joint venture interests in real estate and common stocks. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in some instances, would require divestiture of such non-qualifying investments. The investments made by our insurance subsidiaries complied in all material respects with such investment regulations as of December 31, 2025.

Privacy and Cybersecurity Regulation

Federal and state laws and regulations require financial institutions to protect the security and confidentiality of personal information, including health-related and customer information, and to notify customers and other individuals about their policies and practices relating to their collection, use, maintenance, disclosure and destruction of such information and their practices relating to protecting the security, confidentiality, integrity, and availability of that information. State laws regulate the use and disclosure of personal information, such as social security numbers and other identifiers, and federal and state laws require notice to affected individuals, law enforcement, regulators and others if there is a breach of the security of certain personal information, including social security numbers, financial information, and certain other identifiers. Federal and state laws and regulations regulate the ability of financial institutions to make telemarketing calls and to send unsolicited e-mail, fax messages, or SMS/text messages to consumers and customers. The United States Department of Health and Human Services has issued rules and regulations under the Health Insurance Portability and Accountability Act ("HIPAA"), as amended, relating to standardized electronic transaction formats, code sets, the privacy of member health information, and the implementation of data security controls to safeguard electronic protected health information.

Further, numerous state regulatory bodies are focused on security and privacy requirements for companies that collect personal information, and various state legislatures have proposed and enacted legislation and regulations regarding data protection standards and protocols; the area of cybersecurity has also come under increased scrutiny by state insurance regulators in recent years. For example, the New York State Department of Financial Services' ("NYDFS") cybersecurity regulation applies to banking and insurance entities under its jurisdiction, such as Bankers Conseco Life Insurance Company. The regulation requires a company's cybersecurity program to include robust controls regarding: access privileges, application security, policies and procedures for the disposal of nonpublic information, regular cybersecurity awareness training, encryption of nonpublic information, third-party due diligence and an incident response plan. Companies subject to the New York regulation must also implement and maintain written policies approved by a senior officer of the company to protect its information systems and nonpublic information, appoint a chief information security officer, perform periodic risk assessments, and annually certify compliance with the regulation to NYDFS.

On November 1, 2023, the NYDFS adopted amendments to the regulation which include significant changes, such as: (i) implementing additional governance and oversight measures, including that a senior governing body (e.g., the board of directors) must have sufficient understanding of cybersecurity-related matters and regularly review management reports about cybersecurity matters; (ii) expanding the types of cybersecurity events that require timely notification to the NYDFS; and (iii) requiring enhancements to a covered entity's written policies and procedures related to remote access, vulnerability management, data retention and access privileges. General compliance was required by April 29, 2024, with certain provisions subject to other transition dates through November 1, 2025. We are required to file an annual Certification of Compliance with the NYDFS regarding our cybersecurity program.

Where enacted in a given state, the NAIC's Insurance Data Security Model Law applies to entities licensed under the relevant state's insurance laws. The model law requires such entities to establish standards for data security and the investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. The model law imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems and the non-public information stored thereon. Several states have adopted the model law (or a form thereof), including Illinois, Indiana and Pennsylvania. We are also required to file an annual Certificate of Compliance with departments of insurance, unless any of the exemption criteria in the model law are met.

In addition, certain state legislatures have adopted or are actively considering general consumer privacy legislation that may apply to us. For example, in 2018, California enacted the California Consumer Privacy Act ("CCPA"), which became effective January 1, 2020. CCPA provides for enhanced privacy rights for California consumers, including the right to know what personal information a business has collected and/or shared with third parties about the consumer, the right to delete personal information held by a business, and the right to limit certain processing or use of such information. CCPA provides for a private right of action with potentially significant statutory damages, whereby a business that fails to implement reasonable security measures to protect against breaches of personal information could be liable to affected consumers should such a breach occur. Certain data processing which is otherwise regulated, including under the Gramm-Leach-Bliley Act ("GLBA") and HIPAA, are excluded from the CCPA; however, this is not an entity-wide exclusion. The California Privacy Rights Act, which established the California Privacy Protection Agency, amended the CCPA to include new consumer rights and came into effect on January 1, 2023. Various other U.S. states have enacted or are considering comprehensive privacy laws that adopt similar approaches to the collection, use, and sharing of personal information from state residents, but many include broader, entity-wide exemptions for organizations that process data subject to GLBA.

The NAIC's Privacy Protections (H) Working Group ("PPWG") is developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model 672). The proposed amendments would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers. At the 2024 and 2025 Fall National Meetings, the PPWG requested and received extensions until the 2026 Fall National Meeting to finalize the amendments to the model regulation; an exposure draft is expected to be circulated in early 2026.

As of January 1, 2025, the Bermuda Personal Information Protection Act ("PIPA") became fully effective. PIPA applies to all organizations that use personal information (meaning any information about an identified or identifiable natural person) in Bermuda. PIPA regulates the use of personal information across all industry sectors granting individuals'

rights such as access, rectification and erasure of their personal information, and imposing organizational transparency and governance requirements including the appointment of a privacy officer. PIPA is enforced by the Office of the Privacy Commissioner.

These statutes, and any corresponding regulations adopted thereunder, affect our administration, marketing and sale of our products, and how we collect, store, use and disseminate personal information. Federal and state lawmakers and regulatory bodies may consider additional or more detailed regulation regarding these subjects and the privacy and security of personal information.

Innovation and Technology

As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of "big data" techniques, such as the use of AI, machine learning and automated decision-making. In December 2023, the NAIC's Innovation, Cybersecurity and Technology (H) Committee (the "(H) Committee") adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the "AI Bulletin") after exposing a draft for comment. More than 20 states have adopted, and others may adopt, the AI Bulletin, which sets forth insurance regulators' expectations as to how insurers should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The NAIC's Third-Party Data and Models (H) Task Force continues to develop a regulatory framework for the oversight of insurers' use of third-party data and predictive models.

Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources ("ECDIS"), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In August 2023, the Colorado Division of Insurance adopted the first regulation under the 2021 law, effective on November 14, 2023, requiring life insurers to adopt a governance and risk management framework – including board oversight and broad documentation requirements – for the use of AI, machine learning and other technologies that utilize ECDIS. In 2025, the Colorado Division of Insurance added private passenger automobile and health benefit plan insurers to the governance and risk management framework requirements, but have not promulgated testing regulations for any lines of insurance. Similarly, in July 2024, the NYDFS released a circular letter which applies to all authorized insurers in New York, such as Bankers Conseco Life Insurance Company. The circular letter provides guidance on how such insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.

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

The Dodd-Frank Act also established the Financial Stability Oversight Council ("FSOC"), which has the ability to designate certain non-bank financial institutions, including insurers, as systemically important (a "SIFI") if the FSOC determines that financial distress at the company could pose a threat to U.S. financial stability. Such a designation would subject a non-bank SIFI to supervision and heightened prudential standards by the Federal Reserve. In November 2023, the FSOC adopted guidance that establishes a new process for designating certain non-bank financial companies as non-

bank SIFIs. Under such guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company's material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC's procedures for designating certain financial companies as non-bank SIFIs.

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

Federal legislation and administrative policies in other areas, including employee benefit plan and individual retirement account ("IRA") regulation, could also impact the insurance industry. In that regard, in April 2024, the U.S. Department of Labor (the "DOL") issued a regulation that was intended to change the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and parallel provisions of the Internal Revenue Code of 1986, as amended (the "Code"), when a financial professional, including an insurance producer, provides investment advice to plans subject to ERISA and IRAs subject to Section 4975 of the Code and issued amendments to various existing prohibited transaction exemptions ("PTEs") that financial professionals rely on when they make investment recommendations to such investors. Thereafter, two federal district courts blocked these changes, which prevented the changes from becoming effective. The DOL initially appealed these court orders, but on November 24, 2025, the DOL filed an unopposed motion to dismiss its consolidated appeals and has since indicated that it intends to revisit, and possibly revise or reissue, the "fiduciary" definition and related PTE amendments. We are monitoring these developments, including the potential impact on our business of any such changes.

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

Numerous regulatory bodies are focused on enacting regulations requiring investment advisers, broker-dealers and/or agents to meet a higher standard of care when providing advice to their clients and to provide enhanced disclosure of conflicts of interest. For example, the SEC's Regulation Best Interest ("Reg BI") enhances the broker-dealer standard of conduct beyond existing suitability obligations and requires broker-dealers to act in the best interest of the customer when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. In addition, the Form CRS Relationship Summary requires registered investment advisers and broker-dealers to provide retail investors with simple, easy-to-understand information about the nature of their relationship with their financial professional. In addition to the SEC rules, the NAIC and several states have proposed and/or enacted laws and regulations requiring insurance producers to disclose conflicts of interest to clients and/or to meet a best interest standard of care when providing recommendations or advice to their clients. The NAIC revised the Suitability in Annuity Transactions Model Regulation to apply a "best interest" standard for the sale of annuities. The amended model regulation has been adopted by four of our insurance subsidiaries' domiciliary states. In New York, the NYDFS amended Regulation – Suitability and Best Interests in Life Insurance and Annuity Transactions to add a "best interest" standard for recommendations regarding the sale of life insurance and annuity products in New York. In April 2025, the North American Securities Administrators Association ("NASAA") adopted an amendment to a model rule regarding broker-dealer conduct that is intended to account for revisions to federal conduct standards for broker dealers and agents arising out of the adoption of Reg BI by the SEC and other changes that have occurred in the financial services industry in recent years, including the blurring of brokerage and advisory service models. In addition, states may adopt these changes to the model rule.

Changes to the marketing requirements for registered investment advisers were adopted in December 2020 and became effective in November 2022. The amended rule imposes a number of new requirements that will affect marketing of certain advisory products, including, in particular, private funds. Our wholly-owned registered investment advisers have updated their policies and procedures for requirements effective in 2022 affecting marketing of certain advisory products, including, in particular, private funds.

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

In September 2023, the California legislature passed a law that will require firms with annual revenues of over $1.0 billion that do business in the state to publicly report their greenhouse gas emissions, beginning in 2026 for calendar year 2025 subject to certain exceptions.

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

Diversity

Insurance regulators and the NAIC are also focused on the topic of race, diversity and inclusion. In New York, the NYDFS issued a circular letter in 2021 stating that it expects the insurers it regulates, such as Bankers Conseco Life Insurance Company, to make diversity of their leadership a business priority and a key element of their corporate governance. As of early 2025, the NAIC Special (EX) Committee on Race and Insurance transitioned its work to standing committees to ensure the long-term integration of its initiatives, which included identifying barriers that disadvantage or discriminate against people of color or historically underrepresented groups and improving access to various insurance products in minority communities. They continue to collaborate with other NAIC groups on issues related to predictive modeling, price algorithms, and insurers' use of AI.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act into law which introduces a 15 percent minimum tax based on financial statement income. The Inflation Reduction Act also introduced a 1 percent excise tax on share buybacks, effective for tax years beginning in 2023. We continue to monitor developments and regulations associated with the Inflation Reduction Act for any potential future impacts on our business, results of operations and financial condition.

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

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted in the United States, which among other things, provides permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes primarily impacted the timing of our tax deductions and did not have a material impact on our financial position or results of operations.

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

General factors such as the availability of credit, consumer spending, business investment, capital market conditions and inflation affect our business. Threats facing the U.S. economy include the imposition of tariffs, increasing the federal debt limit and other federal budget and taxation questions. Failure to resolve these political issues in a timely manner could result in federal government shutdowns, a default on government debt, increased costs, market disruption and volatility and impact government spending and economic activity. In an economic downturn, higher unemployment, lower family income and savings, lower corporate earnings, lower business investment and lower consumer spending may depress the demand for life insurance, annuities and other insurance products. In addition, this type of economic environment may result in higher lapses or surrenders of policies and may negatively impact the value of our assets.

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

Persistent inflation within the U.S. economy creates a heightened level of risk for us, the insurance industry and the U.S. economy generally. Rising inflation may impact the sales and persistency of our insurance products, the reliability of our loss reserve estimates and our ability to accurately price insurance products, and may create additional volatility in the fair value of our investments. A portion of our insurance policy benefits may be affected by increased medical coverage costs and various operating expenses. Additionally, regulatory agencies, such as various state departments of insurance, the U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation, which could affect our ability to generate profits and cash flow. There can be no assurance that inflation rates will not escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Continuing significant inflation could have a prolonged effect on the insurance industry and U.S. economy and could in turn negatively affect our business, financial condition and results of operations.

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

If interest rates were to return to low levels for an extended period, we may need to invest new cash flows or reinvest proceeds from maturing, prepaid, or sold investments at lower yields, which could reduce our net investment income and narrow the spread between interest earned on investments and interest credited to certain products below current or planned levels. To the extent prepayment rates on fixed maturity investments or mortgage loans in our investment portfolio exceed our assumptions, this could increase the impact of this risk. We can lower crediting rates on certain products to offset the decrease in investment yield. However, our ability to lower these rates may be limited by: (i) contractually guaranteed minimum rates; or (ii) competition. In addition, a decrease in crediting rates may not match the timing or magnitude of changes in investment yields. Currently, approximately 54 percent of our fixed interest annuities and 28 percent of our universal life products with contractually guaranteed minimum rates have crediting rates set at the minimum rate. As a result, in a low interest rate environment, reinvestment risk can place pressure on insurance product margins resulting in lower earnings.

Our fixed indexed annuity products provide a guaranteed minimum rate of return and a higher potential return that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period. We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums. At December 31, 2025, $226.0 million of the indexed account values of the fixed indexed annuities were at contractual minimum participation rates and $281.9 million of the fixed fund values of the fixed indexed annuities were at contractual minimum guaranteed crediting rates.

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

The performance of our investment portfolio depends in part upon the level of and changes in interest rates, risk spreads, real estate values, equity market values, interest rate and equity market volatility, the performance of the economy in general, the policies adopted by the Federal Reserve, the performance of the specific obligors included in our portfolio and other factors that are beyond our control. Changes in these factors can affect our net investment income in any period, and such changes can be substantial. These factors include, but are not limited to, the following: (i) changes in interest rates and credit spreads, which can reduce the value of our investments; (ii) changes in patterns of relative liquidity in the capital markets for various asset classes; (iii) changes in the perceived or actual ability of issuers to make timely repayments, which can reduce the value of our investments; (iv) changes in the estimated timing of receipt of cash flows; and (v) changes in mortgage delinquency or recovery rates, declining real estate prices, challenges to the validity of foreclosures and the quality of service provided by service providers on securities in our portfolios. These risks are significantly greater with respect to below-investment grade securities and alternative investments, which comprised 3.5 percent and 3.1 percent of our total investments as of December 31, 2025, respectively. Our structured securities (as defined below), which comprised 30.9 percent of our available for sale fixed maturity investments at December 31, 2025, are generally subject to variable prepayment on the assets underlying such securities, such as mortgage loans. When asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, CLOs and commercial mortgage-backed securities, (collectively referred to as "structured securities") prepay faster than expected, investment income may be adversely affected due to the acceleration of the amortization of purchase premiums or the inability to reinvest at comparable yields in lower interest rate environments.

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

The amount and timing of net investment income, capital contributions and distributions from alternative investments, which primarily include limited partnership interests that are typically reported to us one quarter in arrears, can fluctuate significantly due to the performance of the underlying investments or changes in market or economic conditions. Additionally, these investments, as well as our investments in private companies, are less liquid than similar, publicly traded investments and a decline in market liquidity could impact our ability to sell them at their current carrying values.

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

On December 13, 2023, the SEC adopted amendments to require covered clearing agencies to adopt policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. These requirements will phase in such that eligible cash market transactions in U.S. Treasury securities must be cleared by December 31, 2026, and eligible repurchase market transactions in U.S. Treasury securities must be cleared by June 30, 2027. As a result, certain in-scope transactions between a covered clearing agency's direct participants and us will be required to be cleared. Uncertainty remains regarding potential impact of the rule. However, the rule could increase costs of trading in U.S. Treasuries and potentially negatively affect market liquidity.

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

We make and rely on numerous assumptions related to our business which are used to make decisions crucial to our operations. Inaccurate model calculations or differences between actual experience and the assumptions in our models could materially and adversely affect our business, financial condition, results of operations, liquidity and cash flows.

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

Surrenders of our annuities and life insurance products can result in losses and decreased revenues if surrender levels differ significantly from assumed levels. At December 31, 2025, approximately $3.9 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. The surrender charges that are imposed on our fixed rate annuities typically decline during a penalty period, which ranges from five to twelve years after the date the policy is issued. Surrender charges are eliminated after the penalty period. Surrenders and other policy withdrawals could require us to dispose of assets earlier than we had planned, possibly at a loss. Moreover, surrenders and other policy withdrawals require faster amortization of deferred acquisition costs associated with the original sale of a product, thus reducing our net income. We believe policyholders are generally more likely to surrender their policies if they believe the issuer is having financial difficulties, or if they are able to reinvest the policy's value at a higher rate of return in an alternative insurance or investment product.

We face risk with respect to our reinsurance agreements.

We transfer exposure to certain risks to third parties through reinsurance arrangements. Under these arrangements, other insurers assume a portion of our losses and expenses associated with reported and unreported claims in exchange for a portion of policy premiums. The availability, amount and cost of reinsurance depend on general market conditions and may vary significantly. As of December 31, 2025, our third-party reinsurance receivables and ceded life insurance inforce totaled $3.7 billion and $2.8 billion, respectively. Our seven largest reinsurers, which are rated "A-" or higher by AM Best as of December 31, 2025, accounted for 97 percent of our ceded life insurance inforce and 99 percent of our reinsurance receivables. Such reinsurance receivables also include long-term care and annuity blocks of business that have been ceded. We face credit risk with respect to reinsurance. When we obtain reinsurance, we are still liable for those transferred risks even if the reinsurer defaults on its obligations. The failure, insolvency, inability or unwillingness of one or more of the Company's reinsurers to perform in accordance with the terms of its reinsurance agreement could negatively impact our earnings or financial position. In addition, it is possible that reinsurance may not be available or affordable in the future, or may not be adequate to protect us against losses.

In addition, we have, under intercompany reinsurance agreements initiated in 2023 and 2025, ceded approximately $8.8 billion of our fixed indexed annuity statutory reserves from Bankers Life and approximately $1.9 billion of our supplemental health statutory reserves from Washington National, respectively, to CNO Bermuda Re as of December 31, 2025. Future regulatory changes made by the BMA or the NAIC or other events may impact the capital efficiency of the reinsurance structures and could require the holding company to contribute additional capital to CNO Bermuda Re or the ceding reinsurers to recapture the ceded business.

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

The Revolving Credit Agreement requires the Company to maintain (each as calculated in accordance with the Revolving Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15% of total capitalization) of not more than 35.0 percent (such ratio was 23.6 percent at December 31, 2025); and (ii) a minimum consolidated net worth of not less than the sum of $2,674.8 million plus 25.0% of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company (the Company's consolidated net worth was $3,753.2 million at December 31, 2025 compared to the minimum requirement of $2,674.8 million).

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

Insurance regulations generally permit our U.S. based insurance subsidiaries to pay dividends from statutory earned surplus without regulatory approval if the amount of the dividend, together with other dividends made within the preceding 12-month period, does not exceed the greater of (or in some states, the lesser of): (i) statutory net gain from operations of such insurer for the prior calendar year; or (ii) 10 percent of such insurer's surplus as regards to policyholders at the end of the preceding calendar year. CNO receives dividends and other payments from CDOC and from certain non-insurance subsidiaries. CDOC receives dividends and surplus debenture interest payments from our insurance subsidiaries and payments from certain of our non-insurance subsidiaries. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA. Payments from our non-insurance subsidiaries to CNO or CDOC, and payments from CDOC to CNO, do not require approval by any regulatory authority or other third party. However, the payment of dividends or surplus debenture interest by our insurance subsidiaries to CDOC is subject to state insurance department regulations and may be prohibited by insurance regulators if they determine that such dividends or other payments could be adverse to our policyholders or contract holders.

However, as each of the U.S. based insurance subsidiaries of CDOC has negative earned surplus, any dividend payments from such insurance subsidiaries to CNO would require the prior approval of the director or commissioner of the applicable state insurance department. In 2025, our U.S. based insurance subsidiaries paid dividends of $458.4 million to CDOC. CNO expects to seek regulatory approval for future dividends from our insurance subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not deteriorate, making future approvals less likely.

CDOC holds surplus debentures from Conseco Life Insurance Company of Texas ("CLTX") with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 323 percent at December 31, 2025.  CDOC also holds a surplus debenture from Colonial Penn Life Insurance Company ("Colonial Penn") with a principal balance of $160.0 million on as of December 31, 2025. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department.

In addition, although we are generally under no obligation to do so, we may elect to contribute additional capital to strengthen the surplus of certain insurance subsidiaries for covenant compliance or regulatory purposes or to provide the capital necessary for growth. Pursuant to the CLMA, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless one or more ceding insurers has provided notice of recapture pursuant to the terms of the applicable reinsurance agreement between it and CNO Bermuda Re and such recapture will cause CNO Bermuda Re to meet (i) and (ii) above. Contributions of additional capital to our insurance subsidiaries could affect the ability of our top tier insurance subsidiaries to pay dividends. The ability of our insurance subsidiaries to pay dividends is also impacted by various criteria established by rating agencies to maintain or receive higher financial strength ratings and by the capital levels that we target for our insurance subsidiaries, as well as regulatory and other financial covenant compliance requirements under the Revolving Credit Agreement.

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

Our senior unsecured debt ratings are currently "BBB", "BBB-", "Baa3" and "bbb" from Fitch, S&P, Moody's and AM Best, respectively. If we were to require additional capital, either to refinance our existing indebtedness or for any other reason, our current senior unsecured debt ratings, as well as conditions in the credit markets generally, could restrict our access to such capital and adversely affect its cost. Disruptions, volatility and uncertainty in the financial markets, and our credit ratings could limit our ability to access external capital markets at times and on terms which allow us to meet our capital and liquidity needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity of the Holding Companies" for more information.

Taxation, Laws and Regulation:

Our ability to use our existing NOLs may be limited by certain transactions, and an impairment of existing NOLs could result in a significant writedown in the value of our deferred tax assets.

As of December 31, 2025, we had approximately $976.4 million of federal tax NOLs resulting in deferred tax assets of approximately $205.0 million ($16.5 million of which expire in years 2032 through 2035 and $959.9 million of which have no expiration date). Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when it undergoes a 50 percent "ownership change" over a three-year period. Although we underwent an ownership change in 2003 as the result of our reorganization, the timing and manner in which we will be able to utilize our NOLs is not currently limited by Section 382.

We regularly monitor ownership changes (as calculated for purposes of Section 382) based on available information and, as of December 31, 2025, our analysis indicated that we were well below the 50 percent ownership change threshold that could limit our ability to utilize our NOLs. A future transaction or transactions and the timing of such transaction or transactions could trigger an ownership change under Section 382. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, acquisitions or sales of shares of CNO's stock by certain holders of its shares, including persons who have held, currently hold or may accumulate in the future five percent or more of CNO's outstanding common stock for their own account. CNO's Board of Directors adopted a Section 382 Rights Agreement designed to protect shareholder value by preserving the value of our NOLs. To further protect against the possibility of triggering an ownership change under Section 382, CNO's shareholders approved amendments included in CNO's certificate of incorporation designed to prevent certain transfers of common stock which could limit our ability to use our NOLs. See the note to the consolidated financial statements entitled "Income Taxes" for more information about the Section 382 Rights Agreement and the amendments included in CNO's certificate of incorporation.

If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual limitation on the use of our NOLs to offset future taxable income. The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.58 percent at December 31, 2025).

The value of our deferred tax assets may be reduced to the extent our future profits are less than we have projected or the current corporate income tax rate is reduced, and such reductions in value may have a material adverse effect on our results of operations and our financial condition.

As of December 31, 2025, we had net deferred tax assets of $711.7 million. Our income tax expense includes deferred income taxes arising from temporary differences between the financial reporting and tax bases of assets and liabilities, capital loss carryforwards and NOLs. We evaluate the realizability of our deferred tax assets and assess the need for a valuation allowance on an ongoing basis. In evaluating our deferred tax assets, we consider whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of our deferred tax assets depends upon generating sufficient future taxable income during the periods in which our temporary differences become deductible and before our capital loss carry-forwards and NOLs expire. We recognized $797.6 million of non-life NOLs on our tax return as a result of changes related to the tax accounting method for allocating indirect costs (pursuant to the Code) to self-constructed real estate assets upon approval from the Internal Revenue Service. Such NOLs are not subject to expiration. Our assessment of the realizability of our deferred tax assets requires significant judgment. Failure to achieve our projections may result in the recognition of a valuation allowance in a future period. The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity, and such an increase could have a significant impact upon our earnings in the future.

The value of our net deferred tax assets as of December 31, 2025 reflects the current Federal corporate income tax rate 21 percent. Changes in tax laws, including changes regarding the utilization of NOLs, could cause a write-down of our net deferred tax assets, which may have an adverse effect on our results of operations and financial condition.

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

Our U.S. based insurance subsidiaries are also subject to RBC requirements. These requirements were designed to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching, and other business factors. The requirements are used by states as an early warning tool to discover companies that may be weakly-capitalized for the purpose of initiating regulatory action. Generally, if an insurer's RBC ratio falls below specified levels, the insurer is subject to different degrees of regulatory action depending upon the magnitude of the deficiency. The 2025 statutory annual statements of each of our U.S. based insurance subsidiaries reflect RBC ratios in excess of the levels that would subject our insurance subsidiaries to any regulatory action.

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

Our Bermuda based insurance subsidiary is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structures between CNO Bermuda Re and the ceding reinsurers and could require the holding company to contribute additional capital to CNO Bermuda Re or Bankers Life to recapture the ceded business.

Our Bermuda based insurance subsidiary is subject to BSCR requirements. These requirements evaluate the adequacy of statutory economic capital and surplus in relation to certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, certain insurance risks, credit risk, catastrophe risk and operational risk. The requirements are used by the BMA as an early warning tool and failure to maintain statutory economic capital and surplus above specified levels, could result in increased regulatory oversight. We are in process of completing our subsidiary’s capital and solvency return in respect of the year ended December 31, 2025, which includes the BSCR. We believe the BSCR ratios will be in excess of the levels that would subject our Bermuda subsidiary to any regulatory action.

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

Insurance companies historically have been subject to substantial litigation. In addition to the traditional policy claims associated with their businesses, insurance companies like ours face class action suits and derivative suits from policyholders and/or shareholders. We also face significant risks related to regulatory investigations and proceedings. The litigation and regulatory matters we are, have been, or may become, subject to include matters related to the classification of our exclusive agents as independent contractors, sales, marketing and underwriting practices, payment of contingent or other sales commissions, claim payments and procedures, product design, product disclosure, administration, additional premium charges for premiums paid on a periodic basis, calculation of cost of insurance charges, changes to certain non-guaranteed policy features, denial or delay of benefits, charging excessive or impermissible fees on products, procedures related to canceling policies, recommending unsuitable products to customers and policies from legacy business that we acquired or no longer write. Certain of our insurance policies allow or require us to make changes based on experience to certain non-guaranteed elements ("NGEs") such as cost of insurance charges, expense loads, credited interest rates and policyholder bonuses. We may make changes to certain NGEs in the future. In some instances in the past, such action has resulted in litigation and similar litigation may arise in the future. Our exposure (including the potential adverse financial consequences of delays or decisions not to pursue changes to certain NGEs), if any, arising from any such action cannot presently be determined. Our pending legal and regulatory proceedings include matters that are specific to us, as well as matters faced by other insurance companies. State insurance departments have focused and continue to focus on sales, marketing and claims payment practices and product issues in their market conduct examinations. Negotiated settlements of class action and other lawsuits have had a material adverse effect on the business, financial condition and results of operations of CNO and our insurance subsidiaries.

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

The Dodd-Frank Act of 2010 made extensive changes to the laws regulating financial services firms and required various federal agencies to adopt a broad range of implementing rules and regulations, including those pertaining to the use of derivatives. Certain of these regulations have imposed additional requirements that may affect both the Company and its derivatives counterparties, including in the areas of reporting, recordkeeping, the mandatory exchange execution and clearing of certain derivatives, position limits with respect to certain derivatives, regulatory initial margin and variation margin requirements, and limitations on the ability to close out certain derivatives transactions with certain counterparties upon the bankruptcy of such counterparties. These and other regulations under the Dodd-Frank Act could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

We cannot predict whether other federal initiatives will be adopted or what impact, if any, such initiatives, if adopted, may have on financial markets generally, or on our businesses specifically, the additional costs associated with compliance with such initiatives and related regulations, or any changes to our operations that may be necessary to comply with any new regulations, any of which could have a material adverse effect on our business, results of operations, cash flows or financial condition.

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

Our investment portfolio may be adversely affected as a result of any delays or failures of borrowers to make payments of principal and interest when due. Further, severe market volatility may leave us unable to react to market events in a prudent manner consistent with our historical investment practices.

Any uncertainty as a result of any of these events may require us to change our estimates, assumptions, models or reserves. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Comprehensive Annual Actuarial Review" for further information related to changes in certain actuarial assumptions and their impact on our operating results in 2025.

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

We depend heavily on our telecommunication, information technology and other operational systems and on the integrity and timeliness of data we use to run our businesses and service our customers. These systems may fail to operate properly or become disabled as a result of events or circumstances which may be wholly or partly beyond our control including cyber-attack, denial of service, viruses or other malicious activities, power outages, failure of critical infrastructure, hardware or software malfunction, defects or degradation, lack of proper maintenance, human error or misuse, and similar events. Further, we face the risk of operational and technology failures by others, including financial intermediaries, vendors and parties that provide services to us. If these parties do not perform as anticipated, we may experience operational difficulties, increased costs and other adverse effects on our business. We have implemented, and we require our vendors to implement, a variety of security measures to protect the confidentiality, availability, and integrity of our information systems and data. However, failure to maintain a reasonable and effective data protection and cybersecurity program, or any compromise of the security, confidentiality, integrity, or availability of our information systems and the sensitive, proprietary, and confidential data, including personal information, on such systems could lead to additional costs and liabilities, as well as damage our reputation or deter people from purchasing our products. We are periodically targeted by cybersecurity threat actors. In the past, we have experienced cybersecurity events resulting in the compromise of personal and confidential information of our customers. While no such cybersecurity event has been material, there can be no assurance that a future breach will not occur or, if any does occur, that it can be promptly detected and sufficiently remediated without materially impacting our business, operations, or reputation.

Moreover, we invest significant time and resources towards ensuring that the capacity and reliability of our information technology systems, and those of third parties on which our operations rely, are sufficient and appropriate to support our business. Costs associated with maintaining, upgrading, or replacing such information technology, including legacy systems, could exceed our expectations or we may be required to dedicate additional resources. Maintaining legacy systems, including ensuring such systems meet our evolving technical and regulatory requirements, may become impracticable or cost prohibitive. Planned system upgrades (including our previously announced TechMod initiative) may not be successful or operate as intended, may take longer than anticipated, may exceed their budget, or create or exacerbate previously unknown security vulnerabilities. Any of these outcomes could have a materially adverse impact on our business, operations, and financial condition.

Interruption in telecommunication, information technology and other operational systems, or a failure to maintain the security, confidentiality, integrity or availability of sensitive, confidential or proprietary data residing on such systems, whether due to actions by us, our vendors, or others, could delay or disrupt our ability to do business and service our customers, harm our reputation, subject us to litigation, regulatory sanctions and other claims, require us to incur significant technical, legal and other expenses, lead to a loss of customers, revenues and opportunities, or otherwise adversely affect our business. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to or acquisition of our customer data, we may also have obligations to notify customers, other stakeholders, and federal and state government regulators about the incident and we may need to provide some form of remedy, such as a subscription to a credit monitoring service, for the individuals affected by the incident. All fifty states, as well as a growing number of regulatory bodies have adopted consumer notification requirements in the event of the actual or reasonably suspected unauthorized access to, or acquisition of, certain types of personal information. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs (including fines) and could increase negative publicity surrounding any incident that compromises customer data. While we maintain insurance coverage that, subject to policy terms and conditions and a self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk, or may be no longer available on commercially reasonable terms.

The use or anticipated use of AI technologies, including generative AI, by us or third parties, may increase the operational risks discussed above, or create new or unanticipated operational risks.

AI technologies offer numerous potential benefits, such as creating or increasing operational efficiencies, and we expect the use of AI and generative AI by us, third parties on our behalf, and other market actors, including our competitors, to increase. However, the deployment of such technologies also poses certain risks, including that they may be misused, or the models or datasets on which the models are trained may be flawed or otherwise may function in an unexpected manner. The relative newness of the technology, the speed at which it is being adopted, and the relative lack of laws, regulations or standards expressly and specifically governing its use, combined with the growing interest by various legislators and regulators to address the development and deployment of AI technologies in a manner which may not be consistent across jurisdictions, increases these risks. Any such misuse could expose us to legal or regulatory risk, damage customer relationships or cause reputational harm. Our competitors may also adopt AI or generative AI more quickly or more effectively than we do, which could cause competitive harm.

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

Most of our major competitors have higher financial strength ratings than we do. Many of our competitors are larger companies that have greater capital and technological and marketing resources. Recent industry consolidation, including business combinations among insurance and other financial services companies, has resulted in larger competitors with even greater financial resources. In some of our product lines, such as life insurance and fixed annuities, we have a relatively small market share. Even in some of the lines in which we are one of the top writers, our market share is relatively small.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.    CYBERSECURITY.

Risk Management and Strategy

The Company's cybersecurity approach comprises a holistic strategy that includes comprehensive security policies and standards, a robust security awareness and education program, and the implementation of advanced and layered defenses, which is integrated into the Company's overall risk management processes. Our cybersecurity program is aligned with generally accepted principles and practices for securing information systems and data. The program is designed to comply with applicable laws and regulations and is based on many industry best practices. For instance, our cybersecurity program, policies and controls align to those of the National Institute of Standards and Technology's Cybersecurity Framework.

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

The CST works closely with the sourcing and vendor management team when contracting for third-party information technology services. Our information technology architecture review board, which includes cybersecurity leadership, reviews all potential vendors. We have comprehensive cybersecurity assessment processes and procedures in place, including security risk questionnaires, standard documentation requests, and utilization of a third-party risk evaluation tool to provide insight on potential third-party vendors. We utilize private connections, including a virtual private network, and extensive use of virtual desktops to secure access to our data and systems. Our legal team ensures that specific protections are included in contracts, including confidentiality language, nondisclosure obligations and security provisions.

Critical vendors are monitored by our sourcing and vendor management team. Resources contracted through a third-party that will have access to corporate systems must complete CNO's associate training or their company's security awareness training that has been approved by CNO. We also perform periodic risk assessments throughout the term of the engagements, including those third parties located outside the United States that have access to our Company and customer information.

As of December 31, 2025, no cybersecurity threat, including from a cybersecurity incident, has materially affected our business strategy, results of operations, or financial condition.

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

ITEM 2.    PROPERTIES.

Our headquarters and certain administrative operations of our subsidiaries and Worksite Division are in a 125,000 square foot leased building with terms through June 2034 located in Carmel, Indiana, immediately north of Indianapolis. In April 2024, we moved all but our mail operations to this new location from our owned Campus. In December 2023, the entire 77-acre campus with six buildings (approximately 630,000 square feet) was listed for sale in preparation for our move. In November 2025, we sold one of the six buildings (approximately 103,000 square feet). Our outsourced mail operations will remain in one of the owned buildings (approximately 100,000 square feet) until the end of its current contract or alternative requirements are determined with a buyer.

Our Consumer Division is primarily administered from downtown Chicago, Illinois. We currently lease approximately 33,000 square feet with terms through August 2033. We also lease approximately 230 branch offices in various states totaling approximately 795,000 square feet. These are generally short-term in length, with remaining lease terms expiring between 2026 and 2032.

As a result of our success with hybrid work arrangements and evolving business needs, our direct-to-consumer products are primarily administered via remote and hybrid work arrangements. In June 2024, we sold our Philadelphia, Pennsylvania office building, but for administrative purposes continue to license a 1,300 square foot office with terms through December 2028.

Optavise, LLC has three office locations: Orlando, Florida; Milwaukee, Wisconsin; and Birmingham, Alabama. In November 2025, we announced our intention to exit the fee services side of the Worksite business, which will impact the office locations. Our Birmingham location (7,400 square feet) will close at the end of the lease in July 2026. We have exercised our early termination option at our Milwaukee location (7,100 square feet), which moves the lease end to July 2027 from February 2030. Decisions regarding our Orlando location (22,000 square feet with terms through December 2028) are ongoing.

CNO Bermuda Re leases a 1,400 square foot on-island office with terms through June 2027.

ITEM 3.    LEGAL PROCEEDINGS.

Information required for Item 3. is incorporated by reference to the discussion under the heading "Legal Proceedings" in the note to the consolidated financial statements entitled "Commitments and Contingencies" included in Item 8. of this Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

Executive Officers of the Registrant

Officer	With CNO	Positions with CNO
Name and Age (a)	Since	Principal Occupation and Business Experience (b)
Gary C. Bhojwani, 58	2016
Since January 2018, chief executive officer of CNO. From April 2016 to December 2017, president of CNO.  From April 2015 until joining CNO, chief executive officer of GCB, LLC, an insurance and financial services consulting company that he founded.  Mr. Bhojwani was a member of the board of management of Allianz SE and Chairman of Allianz of America, Allianz Life Insurance Company, and Fireman's Fund Insurance Company from 2012 to 2015. From 2007 to 2012, he served as chief executive officer of Allianz Life Insurance Company of North America and was president of Commercial Business, Fireman's Fund Insurance Company from 2004 to 2007.

Karen J. DeToro, 54	2019	Since January 2024, president, Worksite Division. From September 2019 to December 2023, chief actuary and from June 2020 to June 2022, chief risk officer. From 2013 to 2019, Ms. DeToro held executive leadership positions at New York Life. From 2011 to 2013, principal at Deloitte Consulting.
Yvonne K. Franzese, 67	2017	Since November 2017, chief human resources officer of CNO. From 2016 until joining CNO, chief human capital officer of TCF Bank. From 2007 to 2016, Ms. Franzese held various human resources positions at Allianz, including the chief human resources role for Allianz of North America.
Scott L. Goldberg, 55	2004	Since January 2020, president, Consumer Division. From September 2013 to January 2020, president of Bankers Life. Mr. Goldberg has held various other positions since joining CNO in 2004.
Eric R. Johnson, 65	1997	Since September 2003, chief investment officer of CNO and president and chief executive officer of 40|86 Advisors, CNO's wholly-owned registered investment advisor. Since January 2018, executive in charge of corporate development activities. Mr. Johnson has held various investment management positions since joining CNO in 1997.
Joel T. Koehneman, 41	2025
Since January 2025, chief accounting officer of CNO. Prior to joining CNO, Mr. Koehneman served as Finance Director at CDW Corporation in 2024. From 2008 to 2023, he held various positions within the audit practice at PricewaterhouseCoopers, primarily focused on life insurance clients.

Jeanne L. Linnenbringer, 63	2015
Since January 2023, chief operations officer of CNO. From August 2017 to December 2022, senior vice president of operations. From June 2015 to August 2017, various leadership positions including senior vice president of consumer operations and vice president of customer service. Prior to joining CNO, Ms. Linnenbringer held various positions at Genworth Financial from 2000 to 2015.

Paul H. McDonough, 61	2019	Since March 2019, chief financial officer of CNO. From 2005 to 2017, executive vice president and chief financial officer of OneBeacon Insurance Group.
Michael E. Mead, 59	2018
Since January 2023, chief information officer of CNO. From November 2018 to December 2022, senior vice president and chief information officer. Prior to joining CNO, Mr. Mead held various positions at AIG Technologies from 1996 to 2018, including senior vice president and transformation executive.

Rocco F. Tarasi, 54	2017
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

Jeremy D. Williams, 49	2003	Since January 2024, chief actuary of CNO. Mr. Williams has served in various actuarial capacities since joining CNO in 2003, including most recently as senior vice president of valuation.
Matthew J. Zimpfer, 58	1998	Since June 2008, general counsel of CNO. Mr. Zimpfer has held various legal positions since joining CNO in 1998.
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

As of February 17, 2025, there were approximately 86,709 holders of the outstanding shares of common stock, including individual participants in securities position listings.

We commenced the payment of a dividend on our common stock in the second quarter of 2012. The dividend on our common stock is declared each quarter by our Board of Directors. In determining dividends, our Board of Directors reviews our surplus and takes into consideration our financial condition, including current and expected earnings and projected cash flows.

PERFORMANCE GRAPH

The performance graph below compares CNO's cumulative total shareholder return on its common stock for the period from December 31, 2020 through December 31, 2025 with the cumulative total return of the Standard & Poor's Life and Health Insurance Index (the "S&P Life and Health Insurance Index") and the Standard & Poor's MidCap 400 Index (the "S&P MidCap 400 Index"). The comparison for each of the periods assumes that $100 was invested on December 31, 2020 in each of CNO common stock, the stocks included in the S&P Life and Health Insurance Index and the stocks included in the S&P MidCap 400 Index and that all dividends were reinvested. The stock performance shown in this graph represents past performance and should not be considered an indication of future performance of CNO's common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$-
12/20
12/21
12/22
12/23
12/24
12/25
CNO Financial Group, Inc.
S&P Life & Health Insurance
S&P MidCap 400

*$100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

	12/20	12/21	12/22	12/23	12/24	12/25
CNO Financial Group, Inc.	$100.00	$109.51	$107.76	$134.83	$183.57	$213.13
S&P Life & Health Insurance Index	100.00	136.68	150.82	157.83	189.87	201.00
S&P MidCap 400 Index	100.00	124.76	108.47	126.29	143.89	154.68

ISSUER PURCHASES OF EQUITY SECURITIES

Period (in 2025)	Total number of shares (or units)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(a)
				(dollars in millions)
October 1 through October 31	544,848	$39.65	543,635	$458.8
November 1 through November 30	436,509	40.81	436,457	441.0
December 1 through December 31	493,726	41.94	491,662	420.4
Total	1,475,083	40.76	1,471,754	420.4
_________________
(a)    In May 2011, the Company announced a securities repurchase program. Since that date, the Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information, as of December 31, 2025, relating to our common stock that may be issued under the CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,359,190	$19.79	4,287,550
Equity compensation plans not approved by security holders	—	—	—
Total	1,359,190	$19.79	4,287,550

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

Reserved.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO and its consolidated results of operations for the years ended December 31, 2025, 2024 and 2023 and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the consolidated financial statements and notes included in this Form 10-K.

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits; (ii) interest credited to policyholders; (iii) amortization of deferred acquisition costs and present value of future profits, (iv) non-deferred commissions; and (v) advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance product lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products provides an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Worksite Division focuses on the sale of voluntary insurance benefits, including supplemental health and life insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided to employers through our Worksite division and the operations of our broker-dealer and registered investment advisor. In November 2025, we announced our intention to exit the fee services business within our Worksite Division to sharpen our focus on the core insurance business. As a result, beginning in fourth quarter of 2025, the net results of this business are no longer presented within the fee income segment, but are presented within net loss related to divested business within non-operating income. The resulting fee income metric is the fee income segment's measure of profitability.

Expenses not allocated to product lines primarily include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for each of the three years ended December 31, 2025 (dollars in millions, except per share data):

	2025	2024	2023
Insurance product margin
Annuity margin	$238.6	$274.2	$235.0
Health margin	556.6	516.8	494.3
Life margin	272.4	249.0	229.7
Total insurance product margin	1,067.6	1,040.0	959.0
Allocated expenses	(611.3)	(615.3)	(599.0)
Income from insurance products	456.3	424.7	360.0
Fee income	15.2	30.0	31.0
Investment income not allocated to product lines	169.4	167.9	120.2
Expenses not allocated to product lines	(87.7)	(71.8)	(51.7)
Operating earnings before taxes	553.2	550.8	459.5
Income tax expense on operating income	(114.0)	(121.5)	(103.4)
Net operating income (a)	439.2	429.3	356.1
Net realized investment losses from disposals, impairments and change in allowance for credit losses	(69.0)	(72.7)	(62.7)
Net change in market value of investments recognized in earnings	14.3	22.8	(6.3)
Fair value changes related to agent deferred compensation plan	(1.7)	6.6	(3.5)
Changes in fair value of embedded derivative liabilities and market risk benefits	(64.0)	46.3	(29.9)
Expenses related to TechMod initiative	(20.3)	—	—
Goodwill and other asset impairment	(101.9)	—	—
Net loss related to divested business	(17.3)	—	—
Other	0.1	(13.9)	(0.3)
Net non-operating loss before taxes	(259.8)	(10.9)	(102.7)
Income tax benefit on non-operating loss	(49.9)	(2.4)	(23.1)
Net non-operating loss	(209.9)	(8.5)	(79.6)
Net income	$229.3	$420.8	$276.5

Per diluted share:
Net operating income	$4.40	$3.97	$3.09
Net non-operating loss	(2.10)	(0.08)	(0.69)
Net income	$2.30	$3.89	$2.40
__________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from disposals, impairments and the change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and market risk benefits ("MRBs") related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; (viii) costs related to our three-year project to modernize certain elements of our technology ("TechMod") that are incremental to normal spend and will not recur following implementation, net of taxes; (ix) goodwill and other asset impairment expenses, net of taxes; (x) gains or losses related to divested business, net of taxes; and (xi) other non-operating items including earnings attributable to variable interest entities, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information provides a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

The following summarizes investments on our consolidated balance sheet carried at fair value by pricing source and fair value hierarchy level as of December 31, 2025 (dollars in millions):

	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total fair value
Priced by third-party pricing services	$176.5	$23,737.9	$—	$23,914.4
Priced by independent broker quotations	—	351.1	164.4	515.5
Priced by matrices	—	—	—	—
Priced by other methods (a)	—	654.3	85.3	739.6
Total	$176.5	$24,743.3	$249.7	$25,169.5

Percent of total	0.7%	98.3%	1.0%	100.0%
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

Present Value of Future Profits and Deferred Acquisition Costs

Amortization of the present value of future profits and deferred acquisition costs is calculated using the same contract groupings (or cohorts), partial withdrawal rate, mortality, surrender and lapse assumptions that are used in calculating the liability for future policy benefits, and these assumptions are reviewed and updated at least annually.

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

A reduction of the net carrying amount of deferred tax assets by establishing a valuation allowance is required if, based on the available evidence, it is more likely than not that such assets will not be realized. In assessing the need for a valuation allowance, all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is needed. This assessment requires significant judgment and considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of carryforward periods, and tax planning strategies.

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income including changes resulting from the Tax Cuts and Job Act, investment strategies, the impact of the sale or reinsurance of business, the recapture of business previously ceded and tax planning strategies. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2025, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that our net deferred tax assets of $711.7 million will be realized through future taxable earnings.

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
We had $976.4 million of federal NOLs as of December 31, 2025, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2032 through 2035	$16.5
No expiration date	959.9
Total federal NOLs	$976.4

Our non-life NOLs with no expiration date of $832.4 million can be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income. Our non-life NOLs with expiration dates can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. Our life NOLs with no expiration date of $127.5 million can be used to offset 80% of life company taxable income, subject to certain limitations in the Code. In March 2025, the Company executed a consent agreement with the IRS that provided formal approval for the tax method change for allocating indirect costs (pursuant to the Code) to self-constructed real estate assets. As a result, the Company recharacterized the remaining $797.6 million of capitalized indirect costs under the prior accounting method to a NOL with no expiration date.

Liabilities for Insurance Products

At December 31, 2025, the total balance of our liabilities for insurance products was $31.1 billion. These liabilities are generally payable over an extended period of time and the profitability of the related products is dependent on the pricing of the products and other factors. Liabilities for insurance products are calculated using management's best judgments, based on our past experience and standard actuarial tables, of mortality, morbidity, lapse rates, investment experience and expense levels. Differences between our expectations when we sold these products and our actual experience could positively or negatively impact future earnings.

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

The table presented below summarizes our estimates of the immediate impacts to pre-tax income resulting from hypothetical revisions to certain assumptions and is for illustrative purposes only as such hypothetical revisions are not currently required or anticipated. We have assumed that revisions to assumptions resulting in the adjustments summarized below would occur equally among policy types, ages and durations within each product classification. Any actual adjustment would be dependent on the specific policies affected and, therefore, may differ from the estimates summarized below. In addition, the impact of actual adjustments would reflect the net effect of all changes in assumptions during the period. The impacts also assume no management actions. For example, higher morbidity could result in higher expected rate increases, which would create some level of offset to the morbidity impacts.

Change in assumptions	Estimated adjustment to income before income taxes based on revisions to certain assumptions
(dollars in millions)
Annuities
Fixed indexed and fixed interest annuity products:
5% increase to assumed mortality	$1
5% decrease to assumed mortality	(1)
10% increase to assumed lapse rate	(6)
10% decrease to assumed lapse rate	7
50 basis point increase in interest rates (a)	73
50 basis point decrease in interest rates (a)	(80)
Other annuities:
5% increase to assumed mortality	4
5% decrease to assumed mortality	(5)
Health
Medicare supplement:
5% increase to assumed mortality	2
5% decrease to assumed mortality	(2)
10% increase to assumed lapse rate	3
10% decrease to assumed lapse rate	(3)
10% increase to assumed morbidity	(68)
10% decrease to assumed morbidity	68
Supplemental health:
5% increase to assumed mortality	12
5% decrease to assumed mortality	(12)
10% increase to assumed lapse rate	30
10% decrease to assumed lapse rate	(30)
10% increase to assumed morbidity	(30)
10% decrease to assumed morbidity	31
Long-term care:
5% increase to assumed mortality	37
5% decrease to assumed mortality	(41)
10% increase to assumed lapse rate	22
10% decrease to assumed lapse rate	(23)
10% increase to assumed morbidity	(88)
10% decrease to assumed morbidity	82
Life
Traditional life:
5% increase to assumed mortality	(49)
5% decrease to assumed mortality	50
10% increase to assumed lapse rate	7
10% decrease to assumed lapse rate	(7)
Interest-sensitive life products:
5% increase to assumed mortality	(5)
5% decrease to assumed mortality	5
10% increase to assumed lapse rate	1
10% decrease to assumed lapse rate	(1)
_____________________
(a)    The estimated impact of the hypothetical 50 basis point increase or decrease in interest rates related to our fixed indexed and fixed interest annuity products would be reflected in our pre-tax non-operating earnings.

The following summarizes the persistency of our major blocks of insurance business summarized by line of business:

	Years ended December 31,
	2025	2024	2023
Annuity:
Fixed indexed annuities (1)	89.1%	88.1%	89.7%
Fixed interest annuities (1)	84.6	82.9	83.4
Other annuities (2)	96.9	90.6	97.2
Health:
Medicare supplement (3)	85.8	84.1	84.3
Supplemental health (3)	86.6	88.0	88.5
Long-term care (3)	91.1	91.1	90.5
Life:
Traditional life (3)	82.8	84.1	83.9
Interest-sensitive life (3)	87.4	88.7	89.1
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

Goodwill and Intangible Assets

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC subsequent to its name change in April 2022). In April 2019, we acquired Web Benefits Design Corporation ("WBD"), which was subsequently merged into Optavise, LLC during 2023. Optavise, LLC provides personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. Optavise, LLC goodwill and other intangible assets arising from the acquisitions were reflected in our Fee income segment.

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. When such indicators are present, intangible assets are first tested for recoverability in accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. If the assets are not recoverable, an impairment loss is recorded, measured as the difference between the assets' fair value and their carrying value. Goodwill is tested annually for impairment and whenever indicators of impairment arise in accordance with ASC 350, Intangibles - Goodwill and Other. The Company first performs a qualitative assessment to determine whether it is more likely than not a goodwill impairment exists, and if an indication of potential impairment results from the qualitative assessment, a quantitative assessment is performed. The Company prepares a quantitative assessment to determine the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on revenue-multiple data from peer companies and relevant observable market transactions, if available. If an impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value of the reporting unit up to the carrying amount of goodwill.

Macroeconomic, industry and market conditions, both current and future expected financial performance, and relevant entity-specific events that occurred during the three months ended September 30, 2025 caused us to consider whether there were any interim indicators of impairment related to the Optavise, LLC business within our fee income segment. Optavise, LLC provides personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefit decisions. As a result of this evaluation, we identified that the valuation of Optavise, LLC would more likely than not be impacted by the recent decline in value of comparable publicly traded companies. This, combined with lower than anticipated revenue in the quarter and trends for future periods led us to conclude that there were indicators of impairment and we accordingly prepared a quantitative assessment. The Company determined the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on earnings multiple data from peer companies, using unobservable level 3 inputs.

As a result of the quantitative assessment performed, the Company concluded that goodwill of $69.5 million and other assets, primarily intangible assets, of $27.2 million were fully impaired as of September 30, 2025. We recognized an additional impairment charge of $5.2 million related to other long-lived assets as a result of exiting the fee services side of the Worksite business during the fourth quarter of 2025, as previously announced. The total impairment charge of $101.9 million is included in the accompanying consolidated statement of operations for the year ended December 31, 2025. No material assets remain on Optavise, LLC after the effect of these impairments.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	2025	2024	2023
Insurance product margin
Annuity:
Insurance policy income	$39.3	$35.5	$28.4
Net investment income	621.3	565.0	516.3
Insurance policy benefits	(25.0)	15.2	(29.0)
Interest credited	(293.5)	(253.8)	(209.4)
Amortization and non-deferred commissions (a)	(103.5)	(87.7)	(71.3)
Annuity margin	238.6	274.2	235.0
Health:
Insurance policy income	1,661.4	1,618.3	1,594.6
Net investment income	301.9	299.6	296.7
Insurance policy benefits	(1,241.8)	(1,239.6)	(1,234.9)
Amortization and non-deferred commissions (a)	(164.9)	(161.5)	(162.1)
Health margin	556.6	516.8	494.3
Life:
Insurance policy income	921.9	904.7	882.5
Net investment income	151.1	147.1	144.8
Insurance policy benefits	(568.2)	(576.0)	(570.0)
Interest credited	(53.7)	(51.5)	(49.3)
Amortization and non-deferred commissions (a)	(111.0)	(98.0)	(85.8)
Advertising expense	(67.7)	(77.3)	(92.5)
Life margin	272.4	249.0	229.7
Total insurance product margin	1,067.6	1,040.0	959.0
Allocated expenses:
Branch office expenses	(68.1)	(65.7)	(64.9)
Other allocated expenses	(543.2)	(549.6)	(534.1)
Income from insurance products	456.3	424.7	360.0
Fee income	15.2	30.0	31.0
Investment income not allocated to product lines	169.4	167.9	120.2
Expenses not allocated to product lines	(87.7)	(71.8)	(51.7)
Operating earnings before taxes	553.2	550.8	459.5
Income tax expense on operating income	(114.0)	(121.5)	(103.4)
Net operating income	$439.2	$429.3	$356.1
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

Insurance product margin is management's measure of the profitability of its annuity, health and life product lines' performance and consists of insurance policy income plus allocated investment income less insurance policy benefits, interest credited, commissions, advertising expense and amortization of acquisition costs. Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance product lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products provides an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the FABN program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our FHLB investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements, and (iii) amortization of deferred acquisition costs related to the FABN program.

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

We performed our 2025 comprehensive annual actuarial review, resulting in a net favorable impact of $21.4 million to net income, including a net favorable impact of $41.3 million to insurance product margins included in pre-tax operating income. The most significant insurance product margin impacts related to fixed indexed annuities, supplemental health and Medicare supplement products, which were favorably (unfavorably) impacted by $13.8 million, $24.8 million, and $(9.2) million, respectively. The fixed indexed annuities changes primarily related to higher surrender assumptions on the MRB liability. The supplemental health changes primarily related to lower persistency assumptions. The Medicare supplement changes primarily related to higher morbidity. In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $14.3 million related to changes in the fair value of embedded derivative liabilities on our fixed indexed annuities. The primary changes related to increases in the surrender rate assumptions.

We performed our 2024 comprehensive annual actuarial review, resulting in a net unfavorable impact of $12.1 million to net income, including a net favorable impact to insurance product margins included in pre-tax operating income of $27.3 million. The most significant impacts related to fixed indexed annuities and Medicare supplement products which were favorably (unfavorably) impacted by $36.2 million and $(9.4) million, respectively. The primary fixed indexed annuities changes related to higher mortality assumptions. The primary Medicare supplement changes related to higher morbidity and higher persistency assumptions. In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $42.8 million related to changes in the fair value of embedded derivative liabilities and market risk benefits on our fixed indexed annuities. The primary changes related to higher earned rate assumptions.

We performed our 2023 comprehensive annual actuarial review, resulting in a net favorable impact of $16.7 million to net income, including a net favorable impact to insurance product margins included in pre-tax operating income of $33.9 million. The most significant impacts related to supplemental health and Medicare supplement products which were favorably (unfavorably) impacted by $41.9 million and $(10.6) million, respectively. The primary supplemental health changes related to lower morbidity and higher surrender assumptions. The primary Medicare supplement changes related to higher near-term morbidity and higher persistency assumptions. In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $12.4 million related to changes in the fair value of embedded derivative liabilities and market risk benefits on our fixed indexed annuities.

The following tables summarize the favorable (unfavorable) impacts of our comprehensive annual actuarial reviews on pre-tax operating income for the years ended December 31, 2025, 2024 and 2023 (dollars in millions):

Insurance policy benefits
Line of business	2025	2024	2023

Fixed indexed annuities	$13.8	$36.2	$9.4
Other annuities	2.8	—	3.5
Supplemental health	24.8	0.3	41.9
Medicare supplement	(9.2)	(9.4)	(10.6)
Long-term care	5.5	0.9	(9.0)
Traditional life	0.8	(4.5)	(5.2)
Interest-sensitive life	2.8	3.8	3.9
Impact on pre-tax operating income	$41.3	$27.3	$33.9

Summary of Operating Results: Net operating income was $439.2 million in 2025, compared to $429.3 million in 2024 and $356.1 million in 2023.

Operating return on equity ("operating ROE") (a non-GAAP measure) is equal to the trailing four quarters of net operating income divided by average shareholders' equity, excluding accumulated other comprehensive loss and net operating loss carryforwards. Our operating ROE, excluding significant items, was 11.4 percent, 11.4 percent, and 8.6 percent for the years ended December 31, 2025, 2024, and 2023, respectively. We continue to target an improvement in run‑rate operating ROE of 200 basis points through 2027, off a 2024 run-rate of approximately 10 percent.

Insurance product margin was $1,067.6 million, $1,040.0 million and $959.0 million in 2025, 2024 and 2023, respectively. Excluding significant items primarily related to our comprehensive annual actuarial review, the insurance product margin was $1,019.5 million, $1,012.7 million and $925.1 million in 2025, 2024 and 2023, respectively. Fluctuations by product line are discussed in greater detail in the narratives that follow.

The effective tax rate for 2025, 2024 and 2023 was 21.9 percent, 22.0 percent and 22.5 percent, respectively.

Total allocated and unallocated expenses are summarized in the table below. Expenses not allocated to product lines include certain significant items listed in the table below. Total allocated and unallocated expenses as adjusted for the significant items are summarized below (dollars in millions):

	2025	2024	2023
Expenses allocated to product lines	$611.3	$615.3	$599.0
Expenses not allocated to product lines	87.7	71.8	51.7
Net recoveries (expenses) related to significant legal and regulatory matters	—	—	21.7
Unfavorable impact related to a fixed asset impairment	—	(2.9)	—
Adjusted total	$699.0	$684.2	$672.4

Our expense ratio was 18.9 percent, 19.2 percent, and 19.4 percent for the years ended December 31, 2025, 2024 and 2023, respectively. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	2025	2024	2023
Consumer Division fee income:
Fee revenue	$163.8	$156.3	$140.8
Operating cost and expenses	(130.3)	(108.7)	(90.3)
Net Consumer Division fee income	33.5	47.6	50.5
Worksite Division fee income:
Fee revenue	21.5	34.2	36.8
Operating cost and expenses	(39.8)	(51.8)	(56.3)
Net Worksite Division fee income	(18.3)	(17.6)	(19.5)
Total fee income segment:
Fee revenue	185.3	190.5	177.6
Operating cost and expenses	(170.1)	(160.5)	(146.6)
Net fee income	$15.2	$30.0	$31.0

Net fee income decreased $14.8 million in 2025 as compared to 2024 primarily from decreased fee income recognized on Medicare Advantage third-party products, including unfavorable experience adjustments of $4.1 million in 2025 compared to favorable experience adjustments of $2.6 million in 2024. The experience adjustments are largely reflected in the first quarter. In addition, we updated our Medicare Advantage assumptions in the fourth quarter of 2025 to primarily reflect lower persistency, including higher exchanges between carriers, resulting in an unfavorable impact to income of $5.6 million.

Beginning in the fourth quarter of 2025, as a result of exiting the fee services business within our Worksite Division, the net results of this business are no longer reflected within operating income, but are reflected within non-operating income.

Margin from Annuity Products (dollars in millions):

	2025	2024	2023
Annuity margin:
Fixed indexed annuities
Insurance policy income	$27.6	$28.0	$19.7
Net investment income	512.2	458.7	410.3
Insurance policy benefits	(6.9)	14.2	(10.1)
Interest credited	(242.3)	(205.1)	(161.9)
Amortization and non-deferred commissions	(94.6)	(80.0)	(65.8)
Margin from fixed indexed annuities	$196.0	$215.8	$192.2
Average net insurance liabilities	$10,582.5	$9,848.9	$9,337.3
Margin/average net insurance liabilities	1.85%	2.19%	2.06%
Fixed interest annuities
Insurance policy income	$2.1	$1.2	$1.0
Net investment income	86.9	84.1	83.6
Insurance policy benefits	0.7	0.1	(0.5)
Interest credited	(48.5)	(46.6)	(45.2)
Amortization and non-deferred commissions	(8.4)	(7.2)	(5.0)
Margin from fixed interest annuities	$32.8	$31.6	$33.9
Average net insurance liabilities	$1,591.4	$1,578.3	$1,612.0
Margin/average net insurance liabilities	2.06%	2.00%	2.10%
Other annuities
Insurance policy income	$9.6	$6.3	$7.7
Net investment income	22.2	22.2	22.4
Insurance policy benefits	(18.8)	0.9	(18.4)
Interest credited	(2.7)	(2.1)	(2.3)
Amortization and non-deferred commissions	(0.5)	(0.5)	(0.5)
Margin from other annuities	$9.8	$26.8	$8.9
Average net insurance liabilities	$397.0	$422.3	$458.8
Margin/average net insurance liabilities	2.47%	6.35%	1.94%
Total annuity margin	$238.6	$274.2	$235.0
Average net insurance liabilities	$12,570.9	$11,849.5	$11,408.1
Margin/average net insurance liabilities	1.90%	2.31%	2.06%

The favorable impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on annuity product margins are summarized below (dollars in millions):

	2025	2024	2023
Fixed indexed annuities	$13.8	$36.2	$9.4
Fixed interest annuities	—	—	—
Other annuities	2.8	—	3.5

Margin, excluding impact of comprehensive annual actuarial review:
Fixed indexed annuities	182.2	179.6	182.8
Fixed interest annuities	32.8	31.6	33.9
Other annuities	7.0	26.8	5.4

Margin from fixed indexed annuities was $196.0 million in 2025 compared to $215.8 million in 2024 and $192.2 million in 2023. The margin adjusted to exclude the favorable impacts of the comprehensive annual actuarial review previously discussed was $182.2 million, $179.6 million and $182.8 million in 2025, 2024 and 2023, respectively. The adjusted margin increased in the current period primarily due to growth in the block, partially offset by higher amortization. Growth in the block is being partially offset by spread compression driven by increased surrenders of higher spread products. The adjusted margin decreased from 2023 to 2024 primarily due to additional amortization resulting from higher surrenders partially offset by increased surrender charge income. Net insurance liabilities (equal to (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities) were $10,582.5 million, $9,848.9 million and $9,337.3 million in 2025, 2024 and 2023, respectively. The growth in net insurance liabilities was driven by deposits and reinvested returns in excess of withdrawals, which results in higher net investment income allocated. The earned yield was 4.84 percent in 2025, up from 4.66 percent in 2024 and 4.39 percent in 2023, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $106.5 million, $231.8 million and $118.3 million in 2025, 2024 and 2023, respectively.

Margin from fixed interest annuities was $32.8 million in 2025 compared to $31.6 million in 2024 and $33.9 million in 2023. The margin increased in 2025 primarily due to growth in the block and decreased in 2024 primarily due to additional amortization from higher policy surrenders. The reduction in the size of the block in 2024 was largely offset by increased yields. Average net insurance liabilities were $1,591.4 million, $1,578.3 million and $1,612.0 million in 2025, 2024 and 2023, respectively, driven by withdrawals in excess of deposits and reinvested returns. The earned yield increased to 5.46% percent in 2025, reflecting higher portfolio yields compared to 5.33 percent in 2024 and 5.19 percent in 2023.

Margin from other annuities was $9.8 million in 2025 compared to $26.8 million in 2024 and $8.9 million in 2023. The margin adjusted to exclude the favorable impacts of the comprehensive annual actuarial review previously discussed was $7.0 million in 2025, $26.8 million in 2024, and $5.4 million in 2023. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. The adjusted margin decreased in the current period due to higher mortality in 2024.

Margin from Health Products (dollars in millions):

	2025	2024	2023
Health margin:
Supplemental health
Insurance policy income	$744.8	$725.1	$711.2
Net investment income	161.1	157.7	155.3
Insurance policy benefits	(487.9)	(504.2)	(466.1)
Amortization and non-deferred commissions	(112.6)	(108.8)	(106.0)
Margin from supplemental health	$305.4	$269.8	$294.4
Margin/insurance policy income	41%	37%	41%
Medicare supplement
Insurance policy income	$627.0	$620.5	$619.9
Net investment income	4.8	5.3	4.9
Insurance policy benefits	(488.2)	(472.4)	(464.7)
Amortization and non-deferred commissions	(37.5)	(39.5)	(43.2)
Margin from Medicare supplement	$106.1	$113.9	$116.9
Margin/insurance policy income	17%	18%	19%
Long-term care
Insurance policy income	$289.6	$272.7	$263.5
Net investment income	136.0	136.6	136.5
Insurance policy benefits	(265.7)	(263.0)	(304.1)
Amortization and non-deferred commissions	(14.8)	(13.2)	(12.9)
Margin from long-term care	$145.1	$133.1	$83.0
Margin/insurance policy income	50%	49%	31%
Total health margin	$556.6	$516.8	$494.3
Margin/insurance policy income	34%	32%	31%

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) on health product margins are summarized below (dollars in millions):

	2025	2024	2023
Supplemental health	$24.8	$0.3	$41.9
Medicare supplement	(9.2)	(9.4)	(10.6)
Long-term care	5.5	0.9	(9.0)

Margin, excluding impact of comprehensive annual actuarial review:
Supplemental health	280.6	269.5	252.5
Medicare supplement	115.3	123.3	127.5
Long-term care	139.6	132.2	92.0

Margin from supplemental health business was $305.4 million in 2025 compared to $269.8 million in 2024 and $294.4 million in 2023. The margin adjusted to exclude the favorable impacts of the comprehensive annual actuarial review previously discussed was $280.6 million, $269.5 million and $252.5 million in 2025, 2024 and 2023, respectively. The adjusted margin as a percentage of insurance policy income was 38 percent in 2025 compared to 37 percent in 2024 and 36 percent in 2023. The increase in the supplemental health adjusted margin in 2025, compared to 2024 and 2023, reflects growth in the block and lower morbidity.

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

Margin from Medicare supplement business was $106.1 million in 2025 compared to $113.9 million in 2024 and $116.9 million in 2023. The Medicare supplement margin adjusted to exclude the impacts of the comprehensive annual actuarial review previously discussed was $115.3 million, $123.3 million and $127.5 million in 2025, 2024 and 2023, respectively. The adjusted margin as a percentage of insurance policy income was 18 percent, 20 percent and 21 percent in 2025, 2024 and 2023, respectively. Insurance policy income was $627.0 million in 2025 compared to $620.5 million in 2024 and $619.9 million in 2023. The decrease in the adjusted margin in 2025, as compared to 2024, is primarily due to modestly higher claims in 2025 compared to 2024, partially offset by growth in the block. The decrease in the adjusted margin in 2024 compared to 2023, was primarily due to higher claims in 2024 compared to 2023. Claim experience will fluctuate from period to period. We are able to re-rate our Medicare Supplement business annually. Each year we review experience and regulatory requirements to arrive at appropriate rate actions. We file rate increase requests with individual states and historically have received approvals generally aligned with our requests.

Medicare supplement sales were very strong in the fourth quarter, reflecting a growing shift in consumer preferences from Medicare Advantage to Medicare Supplement, reversing a decade-long trend. Most of these sales were on policies with effective dates in January 2026 and therefore, will be reflected in our 2026 results. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. We receive fee income when Medicare Advantage policies of other carriers are sold, which is recorded in our Fee income segment.

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

Margin from Long-term care products was $145.1 million in 2025 compared to $133.1 million in 2024 and $83.0 million in 2023. The margin adjusted to exclude the impacts of the comprehensive annual actuarial review previously discussed was $139.6 million, $132.2 million and $92.0 million in 2025, 2024 and 2023, respectively. The adjusted margin as a percentage of insurance policy income and excluding the impacts of the annual actuarial review was 48 percent, 48 percent and 35 percent in 2025, 2024 and 2023, respectively. The increase in margin in 2025 is primarily due to growth in the business from sales of our short duration Long-Term Care Fundamental product and continued favorable claims experience. The increase in margin from 2023 to 2024 was due to higher claim experience in 2023. Claim experience will fluctuate from period to period. The average benefit period for policies sold in 2025 is 13 months and 99 percent are policies with two years or less in benefits. In addition, effective October 1, 2024, we retain 100 percent of our long-term care new business as we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement (this did not impact the inforce business that we previously ceded). As a result, margins increased modestly in 2025 and we expect to grow more in future years as earnings emerge from the sales.

Margin from Life Products (dollars in millions):

	2025	2024	2023
Life margin:
Interest-sensitive life
Insurance policy income	$193.4	$187.9	$181.1
Net investment income	55.9	53.2	51.5
Insurance policy benefits	(79.7)	(71.8)	(65.7)
Interest credited	(53.2)	(50.9)	(48.7)
Amortization and non-deferred commissions	(22.1)	(20.5)	(19.5)
Margin from interest-sensitive life	$94.3	$97.9	$98.7
Average net insurance liabilities	$1,113.4	$1,067.2	$1,038.2
Interest margin	$2.7	$2.3	$2.8
Interest margin/average net insurance liabilities	0.24%	0.22%	0.27%
Underwriting margin	$91.6	$95.6	$95.9
Underwriting margin/insurance policy income	47%	51%	53%
Traditional life
Insurance policy income	728.5	716.8	$701.4
Net investment income	95.2	93.9	93.3
Insurance policy benefits	(488.5)	(504.2)	(504.3)
Interest credited	(0.5)	(0.6)	(0.6)
Amortization and non-deferred commissions	(88.9)	(77.5)	(66.3)
Advertising expense	(67.7)	(77.3)	(92.5)
Margin from traditional life	$178.1	$151.1	$131.0
Margin/insurance policy income	24%	21%	19%
Margin excluding advertising expense/insurance policy income	34%	32%	32%
Total life margin	$272.4	$249.0	$229.7

The favorable (unfavorable) impacts of our comprehensive annual actuarial review (reflected in insurance policy benefits) as well as a model refinement during the first quarter of 2025 impacting life product margins are summarized below (dollars in millions). The model refinement related to traditional life reserves, which increased margins $6.8 million.

	2025	2024	2023
Interest-sensitive life	$2.8	$3.8	$3.9
Traditional life	7.6	(4.5)	(5.2)

Margin, excluding impact of comprehensive annual actuarial review and other adjustments:
Interest-sensitive life	91.5	94.1	94.8
Traditional life	170.5	155.6	136.2

Margin from interest-sensitive life business was $94.3 million in 2025 compared to $97.9 million in 2024 and $98.7 million in 2023. The interest-sensitive life margins adjusted to exclude the impacts of the comprehensive annual actuarial review previously discussed were $91.5 million, $94.1 million and $94.8 million in 2025, 2024 and 2023, respectively. The decrease in the adjusted margin in 2025 and 2024 compared to 2023 reflects higher insurance policy benefits.

The interest margin was $2.7 million in 2025 compared to $2.3 million in 2024 and $2.8 million in 2023. Allocated net investment income reflects earned yields of 5.02 percent, 4.99 percent and 4.96 percent in 2025, 2024 and 2023, respectively. The fluctuating interest margin reflects growth in the block and compressed spreads in 2024, which lessened in 2025. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited excludes the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $12.5 million, $21.9 million and $13.2 million in 2025, 2024 and 2023, respectively.

Margin from traditional life business was $178.1 million in 2025 compared to $151.1 million in 2024 and $131.0 million in 2023. The traditional life margins adjusted to exclude the impacts of the comprehensive annual actuarial review and a model refinement related to traditional life reserves previously discussed were $170.5 million, $155.6 million and $136.2 million in 2025, 2024 and 2023, respectively. The increase in the adjusted margin in 2025 compared to 2024 and 2023 primarily reflects lower advertising expense and growth in the business.

Allocated net investment income reflects earned yields of 4.74 percent, 4.68 percent and 4.71 percent in 2025, 2024 and 2023, respectively.

Advertising expense was $67.7 million in 2025 compared to $77.3 million in 2024 and $92.5 million in 2023. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors, including the effectiveness of advertising spend. Lower advertising expenses reflect a shift to lower cost and more effective advertising alternatives, which include web, digital, and third-party distribution channels.

Investment Income Not Allocated to Product Lines (dollars in millions):

	2025	2024	2023
Investment income not allocated:
Excluding variable components:
From general account assets	$105.0	$129.2	$108.3
Other investment income	22.5	36.6	9.3
Spread income:
FHLB program:
Investment income	150.4	161.2	147.4
Interest expense (a)	(111.2)	(123.2)	(104.7)
Net spread income on FHLB program	39.2	38.0	42.7
FABN program:
Investment income	151.7	96.7	59.0
Expenses (a)(b)	(117.6)	(64.0)	(30.4)
Net spread income on FABN program	34.1	32.7	28.6
Interest expense on corporate debt (a)	(92.5)	(91.8)	(62.7)
Interest expense on financing arrangements (a)	(3.7)	(4.7)	(2.4)
Total excluding variable components	104.6	140.0	123.8
Variable components:
Net income from assets supporting deferred compensation plans:
Investment income	28.8	27.9	28.7
Expenses (a)	(26.7)	(24.3)	(22.2)
Net income from assets supporting deferred compensation plans	2.1	3.6	6.5
Alternative investment income (loss):
Total alternative income	64.5	13.6	(1.8)
Allocated to product lines	(22.9)	(28.2)	(30.5)
Allocated to FABN program	(0.7)	(0.7)	—
Excess alternative investment income (loss)	40.9	(15.3)	(32.3)
Trading account income	5.7	4.9	6.5
Hedge variance related to fixed indexed products (a)	0.8	2.2	(2.5)
Impact of annual option forfeitures related to fixed indexed annuity surrenders (a)	14.4	26.0	7.1
Impacts of change in projected cash flows, prepayment and call income and other	0.9	6.5	11.1
Total variable components	64.8	27.9	(3.6)
Total investment income not allocated to product lines	$169.4	$167.9	$120.2

Reconciliation to net investment income:
Total investment income not allocated to product lines	$169.4	$167.9	$120.2
Investment income on variable interest entities reported as non-operating income	23.3	33.5	74.8
Add back amounts reported as benefits and expenses	336.5	279.8	217.9
Change in market values of the underlying options supporting fixed indexed products	119.9	255.9	129.0
Amounts allocated to products	1,074.3	1,011.7	957.8
Net investment income	$1,723.4	$1,748.8	$1,499.7
(a)    Amounts reported as benefits and expenses
(b)    Comprised of interest credited and amortization of deferred acquisition costs

The above table reconciles investment income not allocated to product lines to net investment income. Such amounts will generally fluctuate from period to period based on the performance of our alternative investments (which are typically reported one quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. Dividends of $12.3 million and $28.1 million were received in the fourth quarter of 2025 and 2024, respectively, related to a single equity investment. Alternative investment income improved significantly in 2025 compared to 2024 and 2024 compared to 2023. Interest expense increased in 2025 on higher average debt outstanding. Other fluctuations between periods are primarily related to fluctuations in other variable components including the level of prepayment income and the impact of annual option forfeitures resulting from surrenders of in-the-money options.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating loss for each of the three years ended December 31, 2025 (dollars in millions):

	2025	2024	2023
Net realized investment gains (losses) from disposals, impairments and change in allowance for credit losses	$(69.0)	$(72.7)	$(62.7)
Net change in market value of investments recognized in earnings	14.3	22.8	(6.3)
Fair value changes related to agent deferred compensation plan	(1.7)	6.6	(3.5)
Changes in fair value of embedded derivative liabilities and market risk benefits	(64.0)	46.3	(29.9)
Expenses related to TechMod	(20.3)	—	—
Goodwill and intangible asset impairment	(101.9)	—	—
Net loss related to divested business	(17.3)	—	—
Other	0.1	(13.9)	(0.3)
Net non-operating loss before taxes	$(259.8)	$(10.9)	$(102.7)

Net realized investment losses were $69.0 million in 2025, net of an increase in the allowance for credit losses of $6.2 million which were recorded in earnings.  Net realized investment losses were $72.7 million in 2024, net of reductions in the allowance for credit losses of $9.4 million which were recorded in earnings. Net realized investment losses were $62.7 million in 2023, net of reductions in the allowance for credit losses of $8.1 million which were recorded in earnings.

During 2025, 2024 and 2023, we recognized an increase (decrease) in earnings of $14.3 million, $22.8 million and $(6.3) million, respectively, due to the net change in market value of investments recognized in earnings. The change in value will fluctuate from period to period based on market conditions.

During 2025, 2024 and 2023, we recognized an increase (decrease) in earnings of $(1.7) million, $6.6 million and $(3.5) million, respectively, for the mark-to-market change in the agent deferred compensation plan liability which was impacted by changes in the underlying actuarial assumptions used to value the liability.  We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During 2025, 2024 and 2023, we recognized an increase (decrease) in earnings of $(64.0) million, $46.3 million and $(29.9) million, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities.  Excluding the net unfavorable impacts of the annual actuarial review previously discussed, we recognized an increase (decrease) in earnings of $(49.7) million, $89.1 million and $(17.5) million in 2025, 2024 and 2023, respectively. Such amounts include the impacts of changes in market interest rates and equity impacts used to determine the estimated fair values of the embedded derivatives and MRBs.

During 2025, we incurred $20.3 million of expense related to TechMod, a three-year project beginning in 2025 to modernize certain elements of our technology, which was initially disclosed in February 2025.

Macroeconomic, industry and market conditions, both current and future expected financial performance, and relevant entity-specific events that occurred during the three months ended September 30, 2025 caused us to consider whether there were any interim indicators of impairment related to the Optavise, LLC business within our fee income segment. Optavise, LLC provides personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefit decisions. As a result of this evaluation, we identified that the valuation of Optavise, LLC would more likely than not be impacted by the recent decline in value of comparable publicly traded companies. This, combined with lower than anticipated revenue in the quarter and trends for future periods led us to conclude that there were indicators of impairment and we accordingly prepared a quantitative assessment. The Company determined the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on earnings multiple data from peer companies, using unobservable level 3 inputs. As a result of the quantitative assessment performed, the Company concluded that goodwill of $69.5 million and other assets, primarily intangible assets, of $27.2 million were fully impaired as of September 30, 2025. We recognized an additional impairment charge of $5.2 million related to other long-lived assets as a result of exiting the fee services side of the Worksite business during the fourth quarter of 2025, as previously announced. The total impairment charge of $101.9 million is included in the accompanying consolidated statement of operations for the year ended December 31, 2025.

In the fourth quarter of 2025, we incurred a $17.3 million loss related to our exit from the fee services side of the Worksite business. In addition to exit costs, this loss includes operating losses for the quarter. Operating losses prior to the fourth quarter of 2025 were reported in operating income as a component of fee income. We expect the exit to be substantially complete in the first half of 2026.

In 2024, other non-operating items included a charge of $8.7 million primarily related to a five percent workforce reduction and transition costs for outsourcing certain operations activities. At the same time, we added roles to enhance support of our Consumer and Worksite divisions and that added technology expertise in areas such as AI, robotics and automation. Other non-operating items also include earnings attributable to VIEs that we are required to consolidate, net of affiliated amounts. Such earnings are not indicative of, and are unrelated to, the Company's underlying fundamentals.

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

Total premium collections were as follows (dollars in millions):

	2025	2024	2023
Premiums collected by product:
Annuities:
Fixed indexed (first-year)	$1,710.7	$1,541.7	$1,373.8
Fixed indexed (renewal)	29.2	1.0	0.1
Subtotal - fixed indexed annuities	1,739.9	1,542.7	1,373.9
Fixed interest (first-year)	191.7	236.5	197.0
Fixed interest (renewal)	2.6	2.6	2.7
Subtotal - fixed interest annuities	194.3	239.1	199.7
Other annuities (first-year)	9.1	8.8	9.6
Total annuities	1,943.3	1,790.6	1,583.2
Health:
Supplemental health (first-year)	94.1	87.0	81.6
Supplemental health (renewal)	650.4	638.7	625.0
Subtotal – supplemental health	744.5	725.7	706.6
Medicare supplement (first-year)	56.2	44.5	39.0
Medicare supplement (renewal)	570.6	581.2	570.4
Subtotal - Medicare supplement	626.8	625.7	609.4
Long-term care (first-year)	38.4	31.9	19.4
Long-term care (renewal)	253.8	244.3	242.4
Subtotal - long-term care	292.2	276.2	261.8
Total health	1,663.5	1,627.6	1,577.8
Life insurance:
Interest-sensitive (first-year)	44.4	40.4	40.8
Interest-sensitive (renewal)	211.4	203.7	196.2
Subtotal - interest-sensitive	255.8	244.1	237.0
Traditional (first-year)	138.2	141.3	145.8
Traditional (renewal)	590.5	575.1	554.2
Subtotal - traditional	728.7	716.4	700.0
Total life insurance	984.5	960.5	937.0
Collections on annuity, health and life products:
Total first-year premium collections	2,282.8	2,132.1	1,907.0
Total renewal premium collections	2,308.5	2,246.6	2,191.0
Total collections on insurance products	$4,591.3	$4,378.7	$4,098.0

Annuities include fixed indexed, fixed interest and other annuities sold to the senior market. Annuity collections were $1,943.3 million in 2025, compared to $1,790.6 million in 2024 and $1,583.2 million in 2023. Premium collections from fixed indexed annuities increased 12.8 percent to $1,739.9 million in 2025 compared to 2024. Premium collections from fixed interest annuities decreased 18.7 percent to $194.3 million in 2025 compared to 2024.

Health products include supplemental health, Medicare supplement and long-term care products. Premiums collected on supplemental health products (including specified disease, accident and hospital indemnity insurance products) were $744.5 million in 2025, compared to $725.7 million in 2024 and $706.6 million in 2023. Such increases are primarily due to new sales and steady persistency.

Collected premiums on Medicare supplement policies were $626.8 million, $625.7 million and $609.4 million in 2025, 2024 and 2023, respectively. Medicare supplement sales were very strong in the fourth quarter of 2025, reflecting a growing shift in consumer preferences from Medicare Advantage to Medicare Supplement, reversing a decade-long trend. Most of these sales were on policies with effective dates of January 1, 2026 and will be reflected as collected premiums in 2026. We receive fee income when Medicare Advantage policies of other providers are sold, which is recorded in our Fee income segment. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to ensure we are well-positioned to meet our customers' needs and preferences. In addition, we have grown our Medicare supplement sales over the last several years.

Collected premiums on long-term care products were $292.2 million, $276.2 million, and $261.8 million in 2025, 2024, and 2023, respectively. The increase in collected premiums is driven by increased sales. In addition, we ceded 25 percent of most new sales to a third party under a reinsurance agreement from 2009 through September 30, 2024. Effective October, 1, 2024, we discontinued ceding 25 percent of long-term care new business under the reinsurance agreement.
Life products include interest-sensitive and traditional life products. Life premiums were $984.5 million, $960.5 million and $937.0 million in 2025, 2024 and 2023, respectively. Premiums collected reflect both recent sales activity and steady persistency.

INVESTMENTS

Our investment strategy is to: (i) provide largely stable investment income from a diversified high quality fixed income portfolio; (ii) mitigate the effect of changing interest rates through active asset/liability management; (iii) provide liquidity to meet our cash obligations to policyholders and others; (iv) manage capital efficiency through active strategic asset allocation and investment management; and (v) use outside managers in specialized investment classes to add value to our overall strategy. Consistent with this strategy, investments in fixed maturity securities and mortgage loans made up 91 percent of our $30.0 billion investment portfolio at December 31, 2025. The remainder of the invested assets were trading securities, investments held by VIEs, equity securities, policy loans and other invested assets.

The following table summarizes the composition of our investment portfolio as of December 31, 2025 (dollars in millions):

	Carrying value	Percent of total investments
Fixed maturities, available for sale	$23,886.8	80%
Equity securities	389.2	1
Mortgage loans	3,256.8	11
Policy loans	140.9	—
Trading securities	294.8	1
Investments held by variable interest entities	293.0	1
Other invested assets	1,737.0	6
Total investments	$29,998.5	100%

The following table summarizes investment yields earned over the past three years on the investments allocated to our product lines. General account investments exclude the value of options.

	2025	2024	2023
	(dollars in millions)
Weighted average investments at amortized cost allocated to product lines	$21,890.1	$21,085.8	$20,567.5
Allocated investment income	1,074.3	1,011.8	957.8
Average yield on allocated investments	4.91%	4.80%	4.66%

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

Fixed Maturities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of December 31, 2025 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,954.7	12.4%	$378.9	18.1%
Commercial mortgage-backed securities	2,047.0	8.6	114.7	5.5
Banks	1,820.8	7.6	150.6	7.2
Asset-backed securities	1,747.3	7.3	47.4	2.3
Non-agency residential mortgage-backed securities	1,585.7	6.6	90.9	4.4
Insurance	1,383.1	5.8	162.1	7.8
Utilities	1,196.2	5.0	141.9	6.8
Collateralized loan obligations	1,142.5	4.8	2.7	0.1
Healthcare/pharma	1,087.2	4.6	205.1	9.8
Brokerage	1,013.0	4.2	61.5	2.9
Technology	866.0	3.6	150.0	7.2
Agency residential mortgage-backed securities	849.5	3.6	—	—
Cable/media	682.4	2.9	88.2	4.2
Food/beverage	667.3	2.8	78.7	3.8
Energy/pipelines	594.8	2.5	34.1	1.6
Transportation	405.9	1.7	44.9	2.1
Real Estate/REIT	393.2	1.6	31.2	1.5
Chemicals	252.2	1.1	31.2	1.5
Capital goods	245.2	1.0	26.8	1.3
Autos	244.5	1.0	18.2	0.9
Education	202.6	0.8	58.6	2.8
Metals and mining	196.4	0.8	9.9	0.5
Other	2,309.3	9.7	161.3	7.7
Total fixed maturities, available for sale	$23,886.8	100.0%	$2,088.9	100.0%

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of December 31, 2025 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$371.0	$5.9	$0.2	$1.8	$378.9
Healthcare/pharmaceuticals	156.3	47.9	0.1	0.8	205.1
Insurance	101.0	58.7	2.4	—	162.1
Banks	104.0	46.6	—	—	150.6
Technology	90.5	57.7	1.5	0.3	150.0
Utilities	94.8	46.8	0.3	—	141.9
Commercial mortgage-backed securities	76.3	23.1	14.6	0.7	114.7
Non-agency residential mortgage-backed securities	81.1	8.4	0.2	1.2	90.9
Cable/media	7.9	67.2	12.7	0.4	88.2
Food/beverage	30.9	47.7	0.1	—	78.7
Brokerage	40.9	20.4	0.2	—	61.5
Education	53.3	5.3	—	—	58.6
Asset-backed securities	16.3	29.5	1.4	0.2	47.4
Transportation	23.9	19.0	—	2.0	44.9
Energy	8.4	25.6	0.1	—	34.1
Chemicals	2.8	26.9	1.5	—	31.2
Real estate/REITs	21.6	9.5	—	0.1	31.2
United States Treasury securities and obligations of United States government corporations and agencies	30.2	—	—	—	30.2
Retail	24.7	1.4	0.8	—	26.9
Capital goods	20.6	6.2	—	—	26.8
Consumer products	10.3	1.2	9.4	0.4	21.3
Aerospace/defense	7.2	13.8	—	—	21.0
Building materials	5.4	12.9	—	—	18.3
Autos	4.3	13.9	—	—	18.2
Telecom	0.1	11.7	—	—	11.8
Foreign governments	5.4	5.3	—	—	10.7
Metals and mining	3.0	6.8	0.1	—	9.9
Entertainment/hotels	6.2	0.3	0.1	—	6.6
Paper	—	6.2	—	—	6.2
Business services	0.2	3.5	—	—	3.7
Packaging	—	3.0	—	—	3.0
Collateralized loan obligations	2.5	0.2	—	—	2.7
Other	1.2	0.1	0.3	—	1.6
Total fixed maturities, available for sale	$1,402.3	$632.7	$46.0	$7.9	$2,088.9

Investment ratings are assigned the second lowest rating by Nationally Recognized Statistical Rating Organizations (Moody's, S&P or Fitch), or if not rated by such firms, the rating assigned by the NAIC.  NAIC designations of "1" or "2" include fixed maturities generally rated investment grade (rated "Baa3" or higher by Moody's or rated "BBB-" or higher by S&P and Fitch).  NAIC designations of "3" through "6" are referred to as below-investment grade (which generally are rated "Ba1" or lower by Moody's or rated "BB+" or lower by S&P and Fitch).  References to investment grade or below-investment grade throughout our consolidated financial statements are determined as described above. The following table sets forth fixed maturity investments at December 31, 2025, classified by ratings (dollars in millions):

		Estimated fair value
Investment rating	Amortized cost	Amount	Percent of fixed maturities
AAA	$2,573.8	$2,518.2	11%
AA	5,730.7	5,248.1	22
A	7,787.7	7,044.6	29
BBB+	2,204.1	2,041.6	9
BBB	4,172.2	3,883.3	16
BBB-	2,229.4	2,107.2	9
Investment grade	24,697.9	22,843.0	96
BB+	241.1	223.3	1
BB	280.6	266.6	1
BB-	178.7	168.3	1
B+ and below	378.1	385.6	1
Below-investment grade	1,078.5	1,043.8	4
Total fixed maturity securities	$25,776.4	$23,886.8	100%

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

During 2025, we recognized net investment losses of $54.7 million, which were comprised of: (i) $59.7 million of net losses from the sales of investments; (ii) $1.4 million of gains related to equity securities, including the change in fair value; (iii) the net increase in fair value of certain other invested assets and fixed maturity investments with embedded derivatives of $8.0 million; (iv) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million; and (v) net increase in the allowance for credit losses and investment write-downs of $6.2 million.

During 2025, we sold $1,562.5 million of fixed maturity investments which resulted in gross realized investment losses (before income taxes) of $79.5 million. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositioning related to changes in market conditions.

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

At December 31, 2025, the amortized cost and carrying value of fixed maturities that were non-income producing totaled $5.7 million and $3.5 million, respectively.

Other Investments

At December 31, 2025, we held commercial mortgage loan investments with an amortized cost of $1,795.8 million (or 6.0 percent of total invested assets) and a fair value of $1,699.1 million. Our commercial mortgage loan portfolio is primarily comprised of large commercial mortgage loans. Approximately 16.1 percent, 6.8 percent, 5.9 percent, and 5.0 percent of the commercial mortgage loan balance were on properties located in California, Florida, Maryland, and Illinois, respectively. No other state comprised greater than five percent of the mortgage loan balance. At December 31, 2025, there were no commercial mortgage loans in process of foreclosure.
The following table shows the distribution of our commercial mortgage loan portfolio by property type as of December 31, 2025 (dollars in millions):

	Number of loans	Amortized cost
Multi-family	44	$675.4
Industrial	45	441.9
Retail	43	290.5
Office building	24	194.7
Other	25	193.3
Total commercial mortgage loans	181	$1,795.8

The following table shows our commercial mortgage loan portfolio by loan size as of December 31, 2025 (dollars in millions):

	Number of loans	Amortized cost
Under $5 million	62	$180.8
$5 million to less than $10 million	44	325.2
$10 million to less than $20 million	56	811.4
$20 million and over	19	478.4
Total commercial mortgage loans	181	$1,795.8

The following table summarizes the distribution of maturities of our commercial mortgage loans as of December 31, 2025 (dollars in millions):

	Number of loans	Amortized cost
2026	15	$189.4
2027	12	67.8
2028	12	119.4
2029	10	91.7
2030	14	181.9
after 2030	118	1,145.6
Total commercial mortgage loans	181	$1,795.8

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2025 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2025	2024	2023	2022	2021	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$273.5	$169.1	$197.8	$141.3	$123.3	$449.9	$1,354.9	$1,291.0	$4,329.0
60% to less than 70%	118.0	15.0	17.7	37.6	7.5	26.0	221.8	209.3	336.7
70% to less than 80%	18.8	—	59.7	52.0	—	22.6	153.1	138.1	206.5
80% to less than 90%	10.0	—	—	46.4	—	—	56.4	53.1	70.1
90% or greater	—	—	—	—	7.7	1.9	9.6	7.6	9.8
Total	$420.3	$184.1	$275.2	$277.3	$138.5	$500.4	$1,795.8	$1,699.1	$4,952.1
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2025, we held residential mortgage loan investments with an amortized cost of $1,481.9 million and a fair value of $1,497.8 million. Our primary credit quality indicator for these investments is whether the loan is current or non-current. We define non-current loans as those that are 90 or more days past due and/or in nonaccrual status. As of December 31, 2025, there were 31 residential mortgage loans that were non-current with an amortized cost of $20.7 million (of which five loans with an amortized cost of $2.6 million were in foreclosure). At December 31, 2024, we held residential mortgage loan investments with an amortized cost of $1,018.6 million and a fair value of $1,031.8 million.

The allowance for credit losses related to mortgage loans was $20.9 million at December 31, 2025, and increased $7.3 million in 2025.

At December 31, 2025, we held $294.8 million of trading securities. We carry trading securities at estimated fair value; changes in fair value are reflected in the statement of operations. Our trading securities include: (i) investments purchased with the intent of selling in the near term to generate income; and (ii) certain fixed maturity securities containing embedded derivatives for which we have elected the fair value option. Investment income from trading securities backing certain insurance liabilities is substantially offset by the change in insurance policy benefits related to certain products and agreements.

Other invested assets include options backing our fixed indexed annuity and life insurance products, COLI, FHLB common stock and certain nontraditional investments, including investments in limited partnerships, limited liability companies and real estate investments.

At December 31, 2025, we held investments with an amortized cost of $294.1 million and an estimated fair value of $293.0 million related to VIEs that we are required to consolidate. The investment portfolio held by the VIEs is primarily comprised of commercial bank loans, the borrowers for which are almost entirely rated below-investment grade. Refer to the note to the consolidated financial statements entitled "Investments in Variable Interest Entities" for additional information on these investments.

2026 OUTLOOK

We expect operating earnings per diluted share to be in the range of $4.25 to $4.45, excluding any significant items in the year. We expect our expense ratio to be in the range of 18.8 percent to 19.2 percent, with a quarterly trend similar to 2025, starting on the high end in the first quarter of the year and then grading down throughout the year. We expect improved results in net investment income not allocated to product lines, which assumes higher returns on our alternative investments. We expect fee income of approximately $30 million for the year with roughly a third in the first quarter, minimal contribution in the second and third quarters, and the balance in the fourth quarter. Fee income will benefit from the exit of the Worksite fee services business as explained below. We expect the effective tax rate to be approximately 22.5 percent.

In November 2025, the Company announced its intention to exit the fee services business within its Worksite Division to sharpen its focus on the core insurance business. The Worksite fee services business includes benefits administration technology, education, advocacy, and communications services. The exit is expected to be substantially complete in the first half of 2026. Once complete, the Company expects the exit from this business to reduce annual fee revenue by roughly $30.0 million (less than 1 percent of total revenue) and increase annual pre-tax income by roughly $20 million.

We continue to target an improvement in run-rate operating ROE of 200 basis points through 2027, off a 2024 run-rate of approximately 10 percent.

We expect free cash flows to be in the range of $200 million to $250 million. We expect to continue to manage to: (i) a consolidated RBC ratio in the range of 360 percent to 390 percent for our U.S. based insurance subsidiaries; (ii) minimum holding company liquidity of $150 million; and (iii) a target debt to total capital, excluding accumulated other comprehensive loss, in the range of 25 percent to 28 percent.

In the second quarter of 2025, we began TechMod, a three-year initiative to modernize certain elements of our technology, enabling continued growth of the business over the long-term. The initiative is expected to cost approximately $170 million over three years, including approximately $76 million in 2026. The substantial majority of the costs will be expensed as incurred, but will be excluded from operating earnings, and included as a component of non-operating earnings. The expenses excluded from operating earnings will be discrete expenses, one-time in nature, related to the three-year initiative, and largely paid to third parties as well as some asset write-offs. The remainder of the costs will either be expensed as incurred and included in operating earnings or capitalized and amortized through operating earnings. The outlook metrics previously described include the expected impact of this initiative.

LIQUIDITY AND CAPITAL RESOURCES

Changes in the Consolidated Balance Sheet

Changes in our consolidated balance sheet between December 31, 2025 and December 31, 2024, primarily reflect: (i) our net income for 2025; (ii) changes in accumulated other comprehensive income (loss); and (iii) payments to repurchase common stock of $319.9 million.

Our capital structure as of December 31, 2025 and December 31, 2024 was as follows (dollars in millions):

	December 31, 2025	December 31, 2024
Total capital:
Corporate notes payable	$1,335.6	$1,833.5
Shareholders' equity:
Common stock	0.9	1.0
Additional paid-in capital	1,336.3	1,632.5
Accumulated other comprehensive income (loss)	(1,115.0)	(1,371.4)
Retained earnings	2,416.0	2,253.1
Total shareholders’ equity	2,638.2	2,515.2
Total capital	$3,973.8	$4,348.7

The following table summarizes certain financial ratios as of and for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Book value per common share	$27.92	$24.75
Book value per common share, excluding accumulated other comprehensive income (loss) (a)	$39.72	$38.25
Debt to total capital ratios:
Corporate debt to total capital	33.6%	42.2%
Corporate debt to total capital, excluding accumulated other comprehensive income (loss) (a)	26.2%	32.1%
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

Contractual Obligations

The Company's significant contractual obligations as of December 31, 2025, were as follows (dollars in millions):

		Payment due in
	Total	2026	2027-2028	2029-2030	Thereafter
Insurance liabilities (a)	$64,362.0	$4,789.5	$10,561.1	$8,143.8	$40,867.6
Notes payable (b)	2,097.3	84.7	159.4	617.3	1,235.9
Investment borrowings (c)	2,629.3	449.7	1,686.1	493.5	—
Borrowings related to variable interest entities (d)	381.6	16.0	32.0	88.0	245.6
Postretirement plans (e)	234.3	8.8	17.8	17.8	189.9
Operating leases	104.4	25.4	37.3	20.6	21.1
Commitments to purchase/fund investments	1,392.1	1,392.1	—	—	—
Financing arrangements	48.6	19.0	29.6	—	—
Other contractual commitments (f)	684.6	144.5	268.9	271.2	—
Total	$71,934.2	$6,929.7	$12,792.2	$9,652.2	$42,560.1
________________
(a)    These cash flows represent our estimates of the payments we expect to make to our policyholders, without consideration of future premiums or reinsurance recoveries. These estimates are based on numerous assumptions (depending on the product type) related to mortality, morbidity, lapses, withdrawals, future premiums, future deposits, interest rates on investments, credited rates, expenses and other factors which affect our future payments. The cash flows presented are undiscounted for interest. As a result, total outflows for all years exceed the corresponding liabilities of $31.1 billion included in our consolidated balance sheet as of December 31, 2025. As such payments are based on numerous assumptions, the actual payments may vary significantly from the amounts shown.

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

(b)    Includes projected interest payments based on interest rates, as applicable, as of December 31, 2025. Refer to the note to the consolidated financial statements entitled "Notes Payable - Direct Corporate Obligations" for additional information on notes payable.

(c)    These borrowings represent collateralized borrowings from the FHLB and projected interest payments on such borrowings.

(d)    These borrowings represent the securities issued by VIEs and include projected interest payments based on interest rates, as applicable, as of December 31, 2025.

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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2025, the carrying value of the FHLB common stock was $109.3 million.  As of December 31, 2025, collateralized borrowings from the FHLB totaled $2.4 billion and the proceeds were used to purchase matched variable rate fixed maturity securities.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3.5 billion at December 31, 2025, which are maintained in custodial accounts for the benefit of the FHLB.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. The maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. Bankers Life issued funding agreements each to a series of the Trust in a principal amount of $350 million and $400 million, respectively, in September and December 2025 and $750 million, $400 million, and $450 million, respectively, in June, September and December 2024. During January 2025, a $400 million funding agreement was repaid at maturity. The aggregate principal amount of funding agreements outstanding at December 31, 2025 was $3.4 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 380 percent at December 31, 2025, compared to 383 percent at December 31, 2024. In 2025, the RBC ratio reflected: (i) our estimated consolidated statutory operating income of $48.8 million (ii) insurance company dividends, net of capital contributions to the holding company of $318.4 million; (iii) the impact of the reinsurance transaction with our Bermuda reinsurance subsidiary described below; and (iv) an increase in required capital primarily due to growth of our insurance business and expansion of the FABN program. Our RBC ratio at December 31, 2025, was within our targeted statutory RBC ratio range of 360 to 390 percent and the minimum 350 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the 360 to 390 percent RBC ratio target range continues to adequately support our financial strength and credit ratings.

In 2023, we formed CNO Bermuda Re, which is an indirect wholly owned subsidiary of CNO. CNO Bermuda Re is registered by and subject to the supervision of the BMA as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended. Pursuant to the CLMA (as amended), CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its enhanced capital requirement at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless one or more ceding insurers has provided notice of recapture pursuant to the terms of the applicable reinsurance agreement between it and CNO Bermuda Re and such recapture will cause CNO Bermuda Re to meet (i) and (ii). Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA. CNO Bermuda Re is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structures and could require the holding company to contribute additional capital to CNO Bermuda Re or the ceding reinsurers to recapture the ceded business.

CNO Bermuda Re executed its second transaction, reinsuring $1.9 billion of inforce supplemental health statutory reserves from our subsidiary, Washington National, effective October 1, 2025, under a coinsurance agreement. Additionally, 50 percent of new supplemental health business written by Washington National will be ceded to CNO Bermuda Re as part of the agreement.

During 2025, the financial statements of four of our U.S. based insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities reflected asset adequacy reserves. Total asset adequacy reserves for Bankers Life, Washington National, Bankers Conseco Life Insurance Company, and CLTX were $95.0 million, $51.0 million, $34.5 million, and $4.0 million, respectively, at December 31, 2025. Due to differences between statutory and GAAP insurance liabilities, we were not required to recognize a similar asset adequacy reserve in our consolidated financial statements prepared in accordance with GAAP. The determination of the need for and amount of asset adequacy reserves is subject to numerous actuarial assumptions and state requirements.

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

At December 31, 2025, CNO, CDOC and our other non-insurance subsidiaries held $351.4 million of unrestricted cash and cash equivalents which was above our minimum target level of $150 million.

The following table sets forth the aggregate amount of dividends (net of paid or accrued capital contributions) and other distributions that our insurance subsidiaries paid to our non-insurance subsidiaries in each of the last three fiscal years (dollars in millions):

	Years ended December 31,
	2025	2024	2023
Dividends (net of contributions) from insurance subsidiaries	$250.4	$129.0	$227.1
Surplus debenture interest	75.9	84.4	82.0
Fees for services provided pursuant to service agreements	124.4	119.7	116.1
Total dividends and other distributions paid by insurance subsidiaries	$450.7	$333.1	$425.2

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as Washington National and CLTX, the immediate U.S. based insurance subsidiaries of CDOC, have significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. Washington National and CLTX receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries. Bankers Conseco Life Insurance Company, Bankers Life and Colonial Penn are wholly-owned subsidiaries of CLTX. Colonial Penn has significant negative earned surplus, and would therefore require prior approval to pay a dividend. Colonial Penn has not paid dividends in recent years. Bankers Life has negative earned surplus in 2025 and would require prior approval to pay a dividend. Bankers Conseco Life Insurance Company has minimal earned surplus, but consistently have positive earnings. As a result, a limited amount of dividends can be paid without prior approval. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA. In 2025, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $458.4 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. During 2025, CDOC made capital contributions of $140.0 million to its insurance subsidiaries and $68.0 million to CNO Bermuda Re.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 323 percent at December 31, 2025.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors and CNO Services, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contract holders.

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

At December 31, 2025, there were no amounts outstanding under our $250 million Revolving Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2029.

The scheduled principal and interest payments on our direct corporate obligations are as follows (dollars in millions):

	Principal		Interest (a)
2026	$—		$84.7
2027	—		79.7
2028	—		79.7
2029	500.0	(b)	64.3
2030	—	(c)	53.0
2031 and thereafter	850.0	(d)	385.8
	$1,350.0		$747.2
_________________________
(a)Based on interest rates as of December 31, 2025.
(b)Such amount includes $500 million of 5.250% Notes due 2029.
(c)The maturity date of the Revolving Credit Agreement is May 8, 2030.
(d)Such amount includes $700 million of 6.450% Notes due 2034 and $150 million of Subordinated Debentures.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. In 2025, we generated $365.5 million of such free cash flow. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In 2025, we repurchased 8.1 million shares of common stock for $319.9 million under our securities repurchase program. The Company had remaining repurchase authority of $420.4 million as of

December 31, 2025. The Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock in February 2025.

In 2025, 2024 and 2023, dividends declared on common stock totaled $66.4 million ($0.67 per common share), $67.5 million ($0.63 per common share) and $67.9 million ($0.59 per common share), respectively. In May 2025, the Company increased its quarterly common stock dividend to $0.17 per share from $0.16 per share.

On October 21, 2025, Fitch affirmed its "BBB+" and "BBB" ratings on our issuer credit and senior unsecured debt ratings, respectively. The outlook for these rating is stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 24 possible ratings ranging from "AAA" to "D". There are seven ratings above CNO's BBB+ rating and 16 ratings that are below its rating. There are eight ratings above CNO's "BBB" rating and 15 ratings that are below its rating.

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

Outlook

We believe that the existing cash available to the holding company, the cash flows to be generated from operations and other transactions will be sufficient to allow us to meet our debt service obligations, pay corporate expenses and satisfy other financial obligations. However, our cash flow is affected by a variety of factors, many of which are outside of our control, including insurance regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all of our debt service requirements and other holding company obligations. For additional discussion regarding the liquidity and other risks that we face, see "Part 1 - Item 1A. Risk Factors".

MARKET-SENSITIVE INSTRUMENTS AND RISK MANAGEMENT

Our spread-based insurance business is subject to several inherent risks arising from movements in interest rates, especially if we fail to anticipate or respond to such movements. First, interest rate changes can cause compression of our net spread between interest earned on investments and interest credited on customer deposits, thereby adversely affecting our results. Second, if interest rate changes produce an unanticipated increase in surrenders of our spread-based products, we may be forced to sell invested assets at a loss in order to fund such surrenders. Many of our products include surrender charges, market interest rate adjustments or other features to encourage persistency; however, at December 31, 2025, approximately $3.9 billion of our total insurance liabilities could be surrendered by the policyholder without penalty. Finally, changes in interest rates can have significant effects on our investment portfolio. We use asset/liability management strategies that are designed to mitigate the effect of interest rate changes on our profitability. However, there can be no assurance that management will be successful in implementing such strategies and sustaining adequate investment spreads.

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

The profitability of many of our products depends on the spread between the interest earned on investments and the rates credited on our insurance liabilities. In addition, changes in competition and other factors, including the level of surrenders and withdrawals, may limit our ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. As of December 31, 2025, approximately 13 percent of our insurance liabilities had interest rates that may be reset annually, 43 percent had a fixed explicit interest rate for the duration of the contract, 40 percent are fixed indexed products where the income earned is subject to a participation rate that typically may be changed annually, and the remainder had no explicit interest rates.

At December 31, 2025, $1,289.0 million and $414.5 million of our annuity and universal life account values, respectively, net of amounts ceded, were at minimum guaranteed crediting rates. The weighted average crediting rates at December 31, 2025, related to such annuity and universal life account values, that were at the minimum guaranteed crediting rate were 2.61 percent and 4.09 percent, respectively.

At December 31, 2025, the weighted average yield, computed on the cost basis of investments allocated to our product lines, was approximately 4.9 percent, and the average interest rate credited or accruing to our total insurance liabilities (excluding interest rate bonuses for the first policy year only and excluding the effect of credited rates attributable to variable or fixed indexed products) was 4.3 percent. Such 4.3 percent rate includes interest credited to annuity and universal life products as well as the rates assumed in our calculations of reserves for health and traditional life products which are set based on investment yields at policy issuance and are locked-in in accordance with current accounting requirements. Refer to "Part 1 - Item 1A. Risk Factors - A return to a prolonged low interest rate environment may negatively impact our results of operations, financial position and cash flows" for additional information on interest rate risks.

We simulate the cash flows expected from our existing insurance business under various interest rate scenarios. These simulations help us to measure the potential gain or loss in fair value of our interest rate-sensitive investments and to manage the relationship between the interest sensitivity of our assets and liabilities. When the estimated durations of assets and liabilities are similar, absent other factors, a change in the value of assets related to changes in interest rates should be largely offset by a change in the value of liabilities. At December 31, 2025, the estimated duration of our fixed income securities (as modified to reflect estimated prepayments and call premiums) and the estimated duration of our insurance liabilities were approximately 7.5 years and 8.1 years, respectively. We estimate that our fixed maturity securities and short-term investments would decline in fair value by $691.7 million if interest rates were to increase by 10 percent from their levels at December 31, 2025. Our simulations incorporate numerous assumptions, require significant estimates and assume an immediate change in interest rates without any management of the investment portfolio in reaction to such change. Consequently, potential changes in value of our financial instruments indicated by the simulations will likely be different from the actual changes experienced under given interest rate scenarios, and the differences may be material. Because we actively manage our investments and liabilities, our net exposure to interest rates can vary over time.

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

Inflation

Inflation rates may impact the financial statements and operating results in several areas. Inflation influences interest rates, which in turn impact the fair value of the investment portfolio and yields on new investments. Inflation also impacts a portion of our insurance policy benefits affected by increased medical coverage costs. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate. Refer to "Part I - Item 1A. Risk Factors - Inflation levels could have adverse consequences for us, the insurance industry and the U.S. economy generally" for additional information on inflation.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CNO Financial Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CNO Financial Group, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of market risk benefits (MRBs) associated with fixed indexed annuity products

As described in Notes 2, 4, and 5 to the consolidated financial statements, the total fair value of the fixed indexed annuity products MRB liabilities was $48.1 million as of December 31, 2025. Certain of the Company’s fixed indexed annuity products include a guaranteed lifetime withdrawal benefit (GLWB) that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and non-market assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and spreads). The non-market assumptions related to mortality rates, surrenders and withdrawal rates, and GLWB utilization are significant unobservable inputs and are based on actuarial estimates and past experience.

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

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 24, 2026

We have served as the Company’s auditor since 1983.

Table of Content

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2025 and 2024
(Dollars in millions)

ASSETS

	2025	2024

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: 2025 - $36.0 and 2024 - $37.1; amortized cost: 2025 - $25,776.4 and 2024 - $25,151.0)	$23,886.8	$22,730.1
Equity securities at fair value	389.2	272.4
Mortgage loans (net of allowance for credit losses: 2025 - $20.9 and 2024 - $13.6)	3,256.8	2,506.3
Policy loans	140.9	135.3
Trading securities	294.8	304.2
Investments held by variable interest entities (net of allowance for credit losses: 2025 - $0.6 and 2024 - $1.3; amortized cost: 2025 - $294.1 and 2024 - $437.0)	293.0	433.8
Other invested assets	1,737.0	1,491.5
Total investments	29,998.5	27,873.6
Cash and cash equivalents - unrestricted	956.1	1,656.7
Cash and cash equivalents held by variable interest entities	27.4	341.0
Accrued investment income	286.0	286.4
Present value of future profits	143.6	161.0
Deferred acquisition costs	2,397.3	2,158.6
Reinsurance receivables (net of allowance for credit losses: 2025 - $1.0 and 2024 - $3.0)	3,677.5	3,854.7
Income tax assets, net	713.3	814.1
Assets held in separate accounts	2.8	3.3
Other assets	588.1	699.9
Total assets	$38,790.6	$37,849.3

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

Table of Content

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
December 31, 2025 and 2024
(Dollars in millions)

LIABILITIES AND SHAREHOLDERS' EQUITY

	2025	2024

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$18,912.6	$17,594.2
Future policy benefits	11,898.0	11,705.5
Market risk benefit liability	48.1	60.0
Liability for life insurance policy claims	58.4	61.1
Unearned and advanced premiums	228.0	226.8
Liabilities related to separate accounts	2.8	3.3
Other liabilities	952.8	1,163.3
Investment borrowings	2,441.7	2,188.8
Borrowings related to variable interest entities	274.4	497.6
Notes payable – direct corporate obligations	1,335.6	1,833.5
Total liabilities	36,152.4	35,334.1
Commitments and Contingencies (Note 8)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2025 - 94,484,339 and 2024 - 101,618,957)	0.9	1.0
Additional paid-in capital	1,336.3	1,632.5
Accumulated other comprehensive loss	(1,115.0)	(1,371.4)
Retained earnings	2,416.0	2,253.1
Total shareholders' equity	2,638.2	2,515.2
Total liabilities and shareholders' equity	$38,790.6	$37,849.3

The accompanying notes are an integral part
of the consolidated financial statements.

Table of Content
CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 2025, 2024 and 2023
(Dollars in millions, except per share data)

	2025	2024	2023
Revenues:
Insurance policy income	$2,622.6	$2,558.5	$2,505.5
Net investment income:
General account assets	1,542.4	1,419.4	1,250.2
Policyholder and other special-purpose portfolios	181.0	329.4	249.5
Investment gains (losses):
Realized investment losses	(59.6)	(75.6)	(69.3)
Other investment gains	4.9	25.7	0.3
Total investment losses	(54.7)	(49.9)	(69.0)
Fee revenue and other income	196.1	192.1	210.6
Total revenues	4,487.4	4,449.5	4,146.8
Benefits and expenses:
Insurance policy benefits	2,548.2	2,450.3	2,331.1
Liability for future policy benefits remeasurement loss	(70.7)	(41.1)	(21.2)
Change in fair value of market risk benefits	(12.4)	(60.5)	(34.2)
Interest expense	230.9	254.4	238.6
Amortization of deferred acquisition costs and present value of future profits	278.0	251.2	227.4
Goodwill and other asset impairment	101.9	—	—
Gain on extinguishment of borrowings related to variable interest entities	(1.5)	—	—
Other operating costs and expenses	1,119.6	1,055.3	1,048.3
Total benefits and expenses	4,194.0	3,909.6	3,790.0
Income before income taxes	293.4	539.9	356.8
Income tax expense	64.1	119.1	80.3
Net income	$229.3	$420.8	$276.5
Earnings per common share:
Basic:
Weighted average shares outstanding	97,763,000	106,144,000	113,275,000
Net income	$2.35	$3.96	$2.44
Diluted:
Weighted average shares outstanding	99,822,000	108,116,000	115,124,000
Net income	$2.30	$3.89	$2.40

The accompanying notes are an integral part
of the consolidated financial statements.

Table of Content

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2025, 2024 and 2023
(Dollars in millions)

	2025	2024	2023
Net income	$229.3	$420.8	$276.5
Other comprehensive income, before tax:
Unrealized gains (losses) on investments	470.8	(294.4)	823.6
Adjustment to discount rate for liability for future policy benefits	(203.4)	491.1	(367.3)
Adjustment to instrument-specific credit risk for market risk benefits	(0.5)	(3.4)	(7.4)
Reclassification adjustments:
For net realized investment losses included in net income	64.0	70.3	37.9
Other comprehensive income before tax	330.9	263.6	486.8
Income tax expense related to items of accumulated other comprehensive income	(74.5)	(58.2)	(106.3)
Other comprehensive income, net of tax	256.4	205.4	380.5
Comprehensive income	$485.7	$626.2	$657.0

The accompanying notes are an integral part
of the consolidated financial statements.

Table of Content

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2022	114,343	$1.1	$2,033.8	$(1,957.3)	$1,691.2	$1,768.8
Net income	—	—	—	—	276.5	276.5
Other comprehensive income, net of tax	—	—	—	380.5	—	380.5
Common stock repurchased	(6,557)	—	(165.1)	—	—	(165.1)
Dividends on common stock	—	—	—	—	(67.9)	(67.9)
Employee benefit plans, net of shares used to pay tax withholdings	1,572	—	22.8	—	—	22.8
Balance, December 31, 2023	109,358	1.1	1,891.5	(1,576.8)	1,899.8	2,215.6
Net income	—	—	—	—	420.8	420.8
Other comprehensive income, net of tax	—	—	—	205.4	—	205.4
Common stock repurchased	(8,943)	(.1)	(281.5)	—	—	(281.6)
Dividends on common stock	—	—	—	—	(67.5)	(67.5)
Employee benefit plans, net of shares used to pay tax withholdings	1,204	—	22.5	—	—	22.5
Balance, December 31, 2024	101,619	1.0	1,632.5	(1,371.4)	2,253.1	2,515.2
Net income	—	—	—	—	229.3	229.3
Other comprehensive income, net of tax	—	—	—	256.4	—	256.4
Common stock repurchased	(8,147)	(0.1)	(319.8)	—	—	(319.9)
Dividends on common stock	—	—	—	—	(66.4)	(66.4)
Employee benefit plans, net of shares used to pay tax withholdings	1,012	—	23.6	—	—	23.6
Balance, December 31, 2025	94,484	$0.9	$1,336.3	$(1,115.0)	$2,416.0	$2,638.2

The accompanying notes are an integral part
of the consolidated financial statements.

Table of Content

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 2025, 2024 and 2023
(Dollars in millions)

	2025	2024	2023
Cash flows from operating activities:
Insurance policy income	$2,402.5	$2,348.4	$2,285.2
Net investment income	1,502.9	1,414.8	1,328.9
Fee revenue and other income	179.6	168.7	205.3
Insurance policy benefits	(1,628.5)	(1,604.4)	(1,611.1)
Interest expense	(230.3)	(259.2)	(232.5)
Deferrable policy acquisition costs	(499.3)	(445.7)	(377.9)
Other operating costs	(1,013.5)	(939.8)	(955.9)
Income taxes	(37.7)	(55.1)	(59.1)
Net cash provided by operating activities	675.7	627.7	582.9
Cash flows from investing activities:
Sales of investments	3,274.5	3,240.2	1,388.6
Maturities and redemptions of investments	3,520.9	2,175.2	1,397.0
Purchases of investments	(8,459.5)	(6,803.0)	(3,591.9)
Net purchases of trading securities	—	(87.5)	(29.4)
Other, net	(3.2)	(13.5)	(36.6)
Net cash used by investing activities	(1,667.3)	(1,488.6)	(872.3)
Cash flows from financing activities:
Issuance of notes payable, net	—	691.0	—
Payments on notes payable	(500.0)	—	—
Issuance of common stock	11.6	11.2	13.2
Payments to repurchase common stock	(331.4)	(300.2)	(166.1)
Common stock dividends paid	(66.2)	(67.7)	(68.1)
Amounts received for deposit products	3,234.1	3,932.2	2,111.7
Withdrawals from deposit products	(2,385.7)	(1,961.5)	(1,696.2)
Proceeds from financing arrangements	—	—	80.3
Payments on financing arrangements	(15.4)	(14.4)	(6.2)
Issuance of investment borrowings:
Federal Home Loan Bank	776.8	612.2	995.5
Related to variable interest entities	—	276.0	—
Payments on investment borrowings:
Federal Home Loan Bank	(523.8)	(612.7)	(445.8)
Related to variable interest entities and other	(222.6)	(596.5)	(284.8)
Net cash (used) provided by financing activities	(22.6)	1,969.6	533.5
Net (decrease) increase in cash and cash equivalents	(1,014.2)	1,108.7	244.1
Cash and cash equivalents - unrestricted and held by variable interest entities, beginning of year	1,997.7	889.0	644.9
Cash and cash equivalents - unrestricted and held by variable interest entities, end of year	$983.5	$1,997.7	$889.0

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments

Fixed maturity securities include available for sale bonds and redeemable preferred stocks. We carry these investments at estimated fair value. We record any unrealized gain or loss, net of tax and related adjustments, as a component of shareholders' equity. When the fair value option is elected, unrealized gains and losses are recognized in other investment gains (losses) in the consolidated statement of operations.
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

Other invested assets include: (i) call options purchased in an effort to offset or hedge the effects of certain policyholder benefits related to our fixed indexed annuity and life insurance products; (ii) company-owned life insurance ("COLI"); (iii) investments in the common stock of the Federal Home Loan Bank ("FHLB"); and (iv) certain non-traditional investments. We carry the call options at estimated fair value as further described in the section of this note entitled "Accounting for Derivatives". We carry COLI at its cash surrender value, which approximates its net realizable value. Non-traditional investments include investments in certain limited partnerships and limited liability companies, which are accounted for using the equity method. In accounting for limited partnerships and limited liability companies, we consistently use the most recently available financial information provided by the general partner or manager of each of these investments, which is typically reported to us one quarter in arrears. Our share of earnings in our equity method investments is recorded within net investment income in the consolidated statement of operations.

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

Goodwill and Intangible Assets

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC subsequent to its name change in April 2022). In April 2019, we acquired Web Benefits Design Corporation ("WBD"), which was subsequently merged into Optavise, LLC during 2023. Optavise, LLC provides personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. Optavise, LLC goodwill and other intangible assets arising from the acquisitions were reflected in our Fee income segment.

Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. When such indicators are present, intangible assets are first tested for recoverability in accordance with Accounting Standards Codification ("ASC") 360, Property, Plant, and Equipment. If the assets are not recoverable, an impairment loss is recorded, measured as the difference between the assets' fair value and their carrying value. Goodwill is tested annually for impairment and whenever indicators of impairment arise in accordance with ASC 350, Intangibles - Goodwill and Other. The Company first performs a qualitative assessment to determine whether it is more likely than not a goodwill impairment exists, and if an indication of potential impairment results from the qualitative assessment, a quantitative assessment is performed. The Company prepares a quantitative assessment to determine the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on revenue-multiple data from peer companies and relevant observable market transactions, if available. If an

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
impairment is identified, an impairment is recorded by the amount that the carrying value exceeds the fair value of the reporting unit up to the carrying amount of goodwill.

Macroeconomic, industry and market conditions, both current and future expected financial performance, and relevant entity-specific events that occurred during the three months ended September 30, 2025 caused us to consider whether there were any interim indicators of impairment related to the Optavise, LLC business within our fee income segment. Optavise, LLC provides personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefit decisions. As a result of this evaluation, we identified that the valuation of Optavise, LLC would more likely than not be impacted by the recent decline in value of comparable publicly traded companies. This, combined with lower than anticipated revenue in the quarter and trends for future periods led us to conclude that there were indicators of impairment and we accordingly prepared a quantitative assessment. The Company determined the fair value of the reporting unit by using a combination of the present value of expected future cash flows and a market approach based on earnings multiple data from peer companies, using unobservable level 3 inputs.

As a result of the quantitative assessment performed, the Company concluded that goodwill of $69.5 million and other assets, primarily intangible assets, of $27.2 million were fully impaired as of September 30, 2025. Goodwill and intangible assets were included within other assets on the consolidated balance sheet. We recognized an additional impairment charge of $5.2 million related to other long-lived assets as a result of exiting the fee services side of the Worksite business during the fourth quarter of 2025. The total impairment charge of $101.9 million is included in the accompanying consolidated statement of operations for the year ended December 31, 2025. No material assets remain on Optavise, LLC after the effect of these impairments.

Market Risk Benefits

Market risk benefits ("MRBs") are contracts or contract features that both provide protection to the contract holder from other-than-nominal capital market risk and expose the Company to other-than-nominal capital market risk. Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a MRB. MRBs are measured at fair value using an option-based valuation model based on amount of exposure, market data, Company experience and other factors. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and non-market assumptions (mortality rates, surrender and partial withdrawal rates, GLWB utilization and non-performance risk spread). Changes in fair value are recognized in earnings each period with the exception of the portion of the change in fair value due to a change in the instrument-specific credit risk, which is recognized in other comprehensive income (loss). MRBs in an asset position are presented separately from those in a liability position as there is no legal right of offset between contracts.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Total policyholder account balances for insurance products related to our fixed indexed annuities are comprised of: (i) the liability related to the host contract; and (ii) the fair market value of the embedded derivatives as summarized below (dollars in millions):

	December 31, 2025	December 31, 2024
Fixed indexed annuity insurance liabilities:
Host contract liability	$9,818.8	$8,972.6
Embedded derivatives at fair value	1,600.6	1,471.6
Total fixed indexed annuity insurance liabilities	$11,419.4	$10,444.2

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

Our long duration insurance contracts are grouped into annual calendar-year cohorts primarily based on the contractual issue date, marketing distribution channel, legal entity and product type. Single premium contracts are grouped into separate cohorts from other traditional products. Riders are generally combined with the base policy. Insurance contracts issued prior to the Effective Date are grouped by marketing distribution channel, legal entity and product type in a single issue year cohort. The liability is adjusted for differences between actual and expected experience. We review our historical and future cash flow assumptions quarterly and update the net premium ratio used to calculate the liability each time the assumptions are changed. Each quarter, we update our estimates of cash flows expected over the entire life of a group of contracts using actual historical experience and current future cash flow assumptions. These updated cash flows are used to calculate the revised net premiums and net premium ratio, which are used to derive an updated liability for future policy benefits as of the beginning of the current reporting period, discounted using the discount rate in effect at contract inception (the "locked-in discount rate"). This amount is then compared to the carrying amount of the liability as of that same date, before the updating of cash flow assumptions, to determine the current period change in liability estimate. This current period change in the liability is the liability remeasurement gain or loss and is presented as a separate component of benefit expense in the consolidated statement of operations. In subsequent periods, the revised net premiums are used to measure the liability for future policy benefits, subject to future revisions.

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

The locked-in discount rate is generally based on expected investment returns at contract inception for contracts issued prior to January 1, 2021 and the upper medium grade fixed income corporate instrument yield ("A" credit rated corporate bond yield) at contract inception for contracts issued after January 1, 2021. The contract inception date for

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
contracts issued by the Predecessor is September 10, 2003. The discount rate in effect at contract inception is locked-in for the calculation of the net premium ratio and accretion of interest cost on the liability is recorded within insurance policy benefits or the liability for future policy benefits remeasurement loss in our consolidated statement of operations. However, for balance sheet remeasurement purposes, the discount rate is updated using the current rate at each reporting period with the impact resulting from such updates recorded in other comprehensive income (loss).

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

The DPL is amortized and recognized in insurance policy benefits in proportion to insurance in force for life insurance contracts and expected future benefit payments for annuity contracts. Interest is accreted on the balance of the DPL using the discount rate determined at contract issuance. We review and update the estimate of cash flows for the DPL at the same time, and where applicable, using the same assumptions as the estimate of cash flows for the liability for future policy benefits. When cash flows are updated, the updated estimates are used to recalculate the DPL at contract issuance. The recalculated DPL as of the beginning of the current reporting period is compared to the carrying amount of the DPL as of the beginning of the current reporting period and any difference is recognized as either a charge or credit to insurance policy benefits.

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

In addition, services provided by Optavise, LLC and revenues from the operations of our broker-dealer and registered investment advisor are recorded as fee revenue and other income in our consolidated statement of operations.

Total revenues related to these arrangements was $192.2 million, $190.5 million, and $177.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. We typically collect payment related to these contract assets within one to five years. The contract asset balance was $127.6 million and $111.0 million for the years ended December 31, 2025 and 2024, respectively.

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

Ceded premiums and other costs of ceding business to reinsurers totaled $166.4 million, $183.1 million and $195.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $365.7 million, $395.5 million and $409.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $14.1 million, $15.5 million and $16.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Insurance policy benefits related to reinsurance assumed totaled $22.6 million, $26.1 million and $21.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

In addition, the Company, in the normal course of business, makes passive investments in structured securities issued by non-consolidated VIEs for which the Company is not the investment manager.  These structured securities include asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities.  Our maximum exposure to loss on these securities is limited to our cost basis in the investment.  We have determined that we are not the primary beneficiary of these structured securities due to the relative size of our investment in comparison to the total principal amount of the individual structured securities and the level of credit subordination which reduces our obligation to absorb gains or losses.

At December 31, 2025, we held investments of $688.4 million in various limited partnerships and limited liability companies, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet and typically reported to us one quarter in arrears. At December 31, 2025, we had unfunded commitments to these partnerships totaling $910.7 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

Investment Borrowings

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow on a collateralized basis from the FHLB.  We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  At December 31, 2025, the carrying value of the FHLB common stock was $109.3 million.  As of December 31, 2025, collateralized borrowings from the FHLB totaled $2,441.7 million and the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
proceeds were used to purchase matched variable rate fixed maturity securities with similar durations.  The borrowings are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3,476.5 million at December 31, 2025, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet.

The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	December 31, 2025
$50.0	January 2026	Variable rate – 4.397%
50.0	January 2026	Variable rate – 4.327%
100.0	January 2026	Variable rate – 4.092%
5.0	May 2026	Variable rate – 4.136%
21.8	May 2026	Variable rate – 3.982%
50.0	May 2026	Variable rate – 3.980%
10.0	November 2026	Variable rate – 4.184%
75.0	December 2026	Variable rate – 4.026%
75.0	January 2027	Variable rate – 4.276%
50.0	January 2027	Variable rate – 4.368%
50.0	January 2027	Variable rate – 4.160%
100.0	February 2027	Variable rate – 4.192%
50.0	April 2027	Variable rate – 3.991%
50.0	May 2027	Variable rate – 4.001%
100.0	June 2027	Variable rate – 4.080%
10.0	June 2027	Variable rate – 4.303%
15.5	July 2027	Variable rate – 4.143%
50.0	July 2027	Variable rate – 4.361%
12.5	September 2027	Variable rate – 4.236%
57.7	November 2027	Variable rate – 4.133%
100.0	December 2027	Variable rate – 4.109%
100.0	December 2027	Variable rate – 4.232%
50.0	December 2027	Variable rate – 4.153%
75.0	January 2028	Variable rate – 4.163%
134.5	January 2028	Variable rate – 4.153%
50.0	January 2028	Variable rate – 4.408%
50.0	January 2028	Variable rate – 4.149%
100.0	January 2028	Variable rate – 4.303%
100.0	February 2028	Variable rate – 4.339%
21.0	February 2028	Variable rate – 4.069%
22.0	February 2028	Variable rate – 4.290%
100.0	February 2028	Variable rate – 4.212%
27.0	July 2028	Variable rate – 4.173%
15.0	July 2028	Variable rate – 4.090%
35.0	August 2028	Variable rate – 4.100%
12.5	September 2028	Variable rate – 4.332%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

42.2	May 2029	Variable rate – 4.323%
50.0	August 2029	Variable rate – 4.263%
50.0	April 2030	Variable rate - 4.513%
50.0	May 2030	Variable rate - 4.311%
50.0	May 2030	Variable rate - 4.459%
100.0	May 2030	Variable rate - 4.430%
125.0	September 2030	Variable rate - 4.210%
$2,441.7

Generally, variable and fixed rate borrowings are pre-payable.  As of December 31, 2025, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $111.2 million, $123.2 million and $104.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, was recognized related to total borrowings from the FHLB.

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

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. We have elected the fair value option to carry the entire security at fair value with changes in fair value reported in other investment gains (losses) in the consolidated statement of operations.

Revision of Prior Period Amounts

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, certain amounts presented in the prior years' consolidated statement of operations for the year ended December 31, 2024, consolidated balance sheet as of December 31, 2024, consolidated statement of shareholders’ equity as of December 31, 2024 and related footnotes thereto have been corrected to conform with the current period presentation.

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

In addition, the consolidated balance sheet for the year ended December 31, 2024 has been revised to correct immaterial errors related to the classification of non-redeemable preferred stock and to reflect an unsettled investment trade by one of our VIEs. To correct for these errors, fixed maturities, available for sale, at fair value was decreased by $110.4 million with a corresponding increase to equity securities at fair value, and investments held by variable interest entities increased $1.5 million with a corresponding increase to other liabilities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The Company assessed the materiality of these errors on prior period consolidated financial statements and determined that such financial statements were not materially misstated. Accordingly, the Company corrected these immaterial errors in this Annual Report on Form 10-K. The following tables present the impact of the correction of the immaterial errors related to the overstatement of policyholder account balances and insurance policy benefits recorded, the classification of non-redeemable preferred stock and to reflect an unsettled investment trade by one of our variable interest entities for the year ended December 31, 2024 and for the three months ended March 31, 2025 (in millions):

Consolidated Balance Sheet
	December 31, 2024
	As Previously Reported	Adjustments	As Revised
Investments
Fixed maturities, available for sale, at fair value	$22,840.5	$(110.4)	$22,730.1
Equity securities at fair value	162.0	110.4	272.4
Investments held by variable interest entities	432.3	1.5	433.8
Total investments	27,872.1	1.5	27,873.6
Income tax assets, net	818.9	(4.8)	814.1
Total assets	37,852.6	(3.3)	37,849.3

Liabilities:
Policyholder account balances	17,615.8	(21.6)	17,594.2
Other liabilities	1,161.8	1.5	1,163.3
Total Liabilities	35,354.2	(20.1)	35,334.1

Shareholders' equity:
Retained earnings	2,236.3	16.8	2,253.1
Total shareholders' equity	2,498.4	16.8	2,515.2
Total liabilities and shareholders' equity	37,852.6	(3.3)	37,849.3

Consolidated Statement of Operations
	Year ended December 31, 2024
	As previously reported	Adjustments	As Revised
Insurance policy benefits	$2,471.9	$(21.6)	$2,450.3
Total benefits and expenses	3,931.2	(21.6)	3,909.6
Income before income taxes	518.3	21.6	539.9
Income tax expense	114.3	4.8	119.1
Net income	404.0	16.8	420.8

Basic earnings per common share	$3.81	$0.15	$3.96
Diluted earnings per common share	$3.74	$0.15	$3.89

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

Consolidated Statement of Shareholders' Equity
Retained earnings
Balance, December 31, 2024	$2,236.3
Correction of immaterial error	16.8
Balance, December 31, 2024 (as revised)	$2,253.1

Balance, March 31, 2025	$2,233.6
Correction of immaterial error	24.6
Balance, March 31, 2025 (as revised)	$2,258.2

The following table presents line items for prior period impacts to the Company's consolidated statement of operations that have been affected by the immaterial error discussed above and that will be revised in conjunction with future filings (in millions):

	Three months ended March 31, 2025
	As previously reported	Adjustments	As Revised
Insurance policy benefits	$580.1	$(10.1)	$570.0
Total benefits and expenses	986.4	(10.1)	976.3
Income before income taxes	17.7	10.1	27.8
Income tax expense	4.0	2.3	6.3
Net income	13.7	7.8	21.5

Basic earnings per common share	$0.14	$0.07	$0.21
Diluted earnings per common share	$0.13	$0.08	$0.21

Adopted Accounting Standards

We adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") retrospectively effective January 1, 2025. ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The adoption of ASU 2023-09 modified our disclosures but did not have an impact on our financial position or results of operations.

Recently Issued Accounting Standards

In November 2025, the FASB issued Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"). This update establishes a new category of acquired loans ("Purchased Seasoned Loans") subject to the gross-up approach. ASU 2025-08 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-08 should be applied prospectively. We are currently evaluating the effect of ASU 2025-08 on our consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This update provides a practical expedient for entities when estimating expected credit losses to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 should be applied prospectively. We are currently evaluating the effect of ASU 2025-05 on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting
Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement
Expenses ("ASU 2024-03"), which requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The adoption of ASU 2024-03 will modify our disclosures but will not have an impact on our financial position or results of operations. We do not expect the impact to our disclosures to be material.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
3. INVESTMENTS

At December 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,876.5	$129.4	$(1,379.6)	$(24.7)	$12,601.6
Certificates of deposit	—	—	—	—	—
United States Treasury securities and obligations of United States government corporations and agencies	207.2	0.1	(30.2)	—	177.1
States and political subdivisions	3,289.0	24.9	(376.9)	(0.6)	2,936.4
Foreign governments	130.9	0.9	(10.7)	(0.6)	120.5
Asset-backed securities	1,734.1	14.0	(45.8)	(0.1)	1,702.2
Agency residential mortgage-backed securities	838.3	11.4	(0.2)	—	849.5
Non-agency residential mortgage-backed securities	1,400.3	16.2	(89.5)	—	1,327.0
Collateralized loan obligations	1,142.4	2.8	(2.7)	—	1,142.5
Commercial mortgage-backed securities	2,079.2	6.4	(99.4)	—	1,986.2
Total investment grade fixed maturities, available for sale	24,697.9	206.1	(2,035.0)	(26.0)	22,843.0
Below-investment grade (a) (b):
Corporate securities	692.3	7.7	(33.6)	(5.5)	660.9
States and political subdivisions	22.4	0.2	(2.0)	(2.3)	18.3
Asset-backed securities	46.7	—	(1.6)	—	45.1
Non-agency residential mortgage-backed securities	238.8	21.3	(1.4)	—	258.7
Commercial mortgage-backed securities	78.3	—	(15.3)	(2.2)	60.8
Total below-investment grade fixed maturities, available for sale	1,078.5	29.2	(53.9)	(10.0)	1,043.8
Total fixed maturities, available for sale	$25,776.4	$235.3	$(2,088.9)	$(36.0)	$23,886.8
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of December 31, 2025 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,409.6	$15,136.9	63.4%
2	8,512.2	7,946.0	33.3
Total NAIC 1 and 2 (investment grade)	24,921.8	23,082.9	96.7
3	694.6	657.7	2.7
4	132.5	125.2	0.5
5	20.8	16.5	0.1
6	6.7	4.5	—
Total NAIC 3,4,5 and 6 (below-investment grade)	854.6	803.9	3.3
	$25,776.4	$23,886.8	100.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
At December 31, 2024, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade:
Corporate securities	$12,993.9	$55.3	$(1,630.0)	$(22.5)	$11,396.7
Certificates of deposit	470.0	18.3	—	—	488.3
United States Treasury securities and obligations of United States government corporations and agencies	214.8	—	(28.6)	—	186.2
States and political subdivisions	3,238.3	12.1	(434.6)	(0.5)	2,815.3
Foreign governments	107.2	0.1	(15.3)	(0.9)	91.1
Asset-backed securities	1,475.1	7.5	(56.5)	(0.1)	1,426.0
Agency residential mortgage-backed securities	819.8	5.3	(5.5)	—	819.6
Non-agency residential mortgage-backed securities	1,253.4	11.6	(121.6)	—	1,143.4
Collateralized loan obligations	1,015.2	5.6	(4.0)	—	1,016.8
Commercial mortgage-backed securities	2,275.3	3.7	(157.8)	—	2,121.2
Total investment grade fixed maturities, available for sale	23,863.0	119.5	(2,453.9)	(24.0)	21,504.6
Below-investment grade:
Corporate securities	678.2	4.9	(30.4)	(8.6)	644.1
States and political subdivisions	23.6	0.1	(1.8)	(2.9)	19.0
Asset-backed securities	99.5	0.8	(9.9)	—	90.4
Non-agency residential mortgage-backed securities	382.9	22.0	(9.2)	—	395.7
Commercial mortgage-backed securities	103.8	—	(25.9)	(1.6)	76.3
Total below-investment grade fixed maturities, available for sale	1,288.0	27.8	(77.2)	(13.1)	1,225.5
Total fixed maturities, available for sale	$25,151.0	$147.3	$(2,531.1)	$(37.1)	$22,730.1
Below-Investment Grade Securities

At December 31, 2025, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,078.5 million, or 4.2 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,043.8 million, or 96.8 percent of the amortized cost. Based on the credit quality ratings assigned by the NAIC: (i) the amortized cost of our below-investment grade fixed maturities was $854.6 million, or 3.3 percent of our fixed maturity portfolio; and (ii) the estimated fair value of such below-investment grade fixed maturities was $803.9 million or 94.1 percent of the amortized cost.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Contractual Maturity

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale, at December 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$251.2	$250.2
Due after one year through five years	2,144.1	2,149.2
Due after five years through ten years	2,945.1	2,984.3
Due after ten years	12,878.0	11,131.1
Subtotal	18,218.4	16,514.8
Structured securities	7,558.0	7,372.0
Total fixed maturities, available for sale	$25,776.4	$23,886.8

Investments with Unrealized Losses

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at December 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$109.6	$108.0
Due after one year through five years	764.8	745.1
Due after five years through ten years	762.3	730.9
Due after ten years	10,592.8	8,778.8
Subtotal	12,229.5	10,362.8
Structured securities	3,459.2	3,201.0
Total	$15,688.7	$13,563.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis for the period indicated as of December 31, 2025 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.0	$(0.7)	$2.3
Greater than or equal to 6 months and less than 12 months	—	—	—	—
Greater than 12 months	4	27.1	(10.0)	17.1
Total		$30.1	$(10.7)	$19.4

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position, at December 31, 2025 (dollars in millions):

	Less than 12 months		12 months or greater		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$734.9	$(44.3)	$2,645.8	$(426.7)	$3,380.7	$(471.0)
United States Treasury securities and obligations of United States government corporations and agencies	0.4	—	153.9	(30.2)	154.3	(30.2)
States and political subdivisions	275.6	(8.5)	806.0	(127.6)	1,081.6	(136.1)
Foreign governments	3.1	—	24.3	(2.7)	27.4	(2.7)
Asset-backed securities	187.8	(1.8)	487.7	(44.9)	675.5	(46.7)
Agency residential mortgage-backed securities	59.8	—	13.8	(0.2)	73.6	(0.2)
Non-agency residential mortgage-backed securities	131.4	(0.9)	703.3	(90.0)	834.7	(90.9)
Collateralized loan obligations	227.3	(0.9)	62.9	(1.8)	290.2	(2.7)
Commercial mortgage-backed securities	243.7	(2.1)	1,067.2	(112.6)	1,310.9	(114.7)
Total fixed maturities, available for sale	$1,864.0	$(58.5)	$5,964.9	$(836.7)	$7,828.9	$(895.2)

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

Based on management's current assessment of investments with unrealized losses at December 31, 2025, the Company believes the issuers of the securities will continue to meet their obligations. While we do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery based upon market or other unforeseen developments.  In such instances, if a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for each of the three years ended December 31, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2022	$54.4	$1.6	$56.0
Additions for securities for which credit losses were not previously recorded	7.3	0.4	7.7
Additions (reductions) for securities where an allowance was previously recorded	(7.3)	(0.6)	(7.9)
Reduction for securities disposed during the period	(12.7)	(0.2)	(12.9)
Allowance at December 31, 2023	41.7	1.2	42.9
Additions for securities for which credit losses were not previously recorded	8.9	1.9	10.8
Additions (reductions) for securities where an allowance was previously recorded	(9.2)	3.0	(6.2)
Reduction for securities disposed during the period	(10.3)	(0.1)	(10.4)
Allowance at December 31, 2024	31.1	6.0	37.1
Additions for securities for which credit losses were not previously recorded	9.0	0.1	9.1
Additions (reductions) for securities where an allowance was previously recorded	(5.2)	(0.3)	(5.5)
Reduction for securities disposed during the period	(4.7)	—	(4.7)
Allowance at December 31, 2025	$30.2	$5.8	$36.0

Structured Securities

At December 31, 2025, fixed maturity investments included structured securities with an estimated fair value of $7.4 billion (or 30.9 percent of all fixed maturity securities).  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including: the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
For structured securities included in fixed maturities, available for sale, that were purchased at a discount or premium, we recognize investment income using an effective yield based on anticipated future prepayments and the estimated final maturity of the securities. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For credit sensitive mortgage-backed and asset-backed securities, and for securities that can be prepaid or settled in a way that we would not recover substantially all of our investment, the effective yield is recalculated on a prospective basis. Under this method, the amortized cost basis in the security is not immediately adjusted and a new yield is applied prospectively. For all other structured and asset-backed securities, the effective yield is recalculated when changes in assumptions are made, and reflected in our income on a retrospective basis. Under this method, the amortized cost basis of the investment in the securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the securities. Such adjustments were not significant in 2025.

For purchased credit impaired securities, at acquisition, the difference between the undiscounted expected future cash flows and the recorded investment in the securities represents the initial accretable yield, which is accreted into net investment income over the securities' remaining lives on a level-yield basis. Subsequently, effective yields recognized on purchased credit impaired securities are recalculated and adjusted prospectively to reflect changes in the contractual benchmark interest rates on variable rate securities and any significant increases in undiscounted expected future cash flows arising due to reasons other than interest rate changes. Significant decreases in expected cash flows arising from credit events would result in impairment if such security's fair value is below amortized cost.

The amortized cost and estimated fair value of structured securities at December 31, 2025, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
Type	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,780.8	$1,747.3	7.3%
Agency residential mortgage-backed securities	838.3	849.5	3.6
Non-agency residential mortgage-backed securities	1,639.1	1,585.7	6.6
Collateralized loan obligations	1,142.3	1,142.5	4.8
Commercial mortgage-backed securities	2,157.5	2,047.0	8.6
Total structured securities	$7,558.0	$7,372.0	30.9%

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At December 31, 2025, we held commercial mortgage loan investments with an amortized cost and fair value of $1,795.8 million and $1,699.1 million, respectively. Approximately 16.1 percent, 6.8 percent, 5.9 percent and 5.0 percent of the commercial mortgage loan balance were on properties located in California, Florida, Maryland, and Illinois, respectively. No other state comprised greater than five percent of the commercial mortgage loan balance. At December 31, 2025, there were no commercial mortgage loans in process of foreclosure.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of December 31, 2025 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2025	2024	2023	2022	2021	Prior	Total amortized cost	Mortgage loans	Collateral
Less than 60%	$273.5	$169.1	$197.8	$141.3	$123.3	$449.9	$1,354.9	$1,291.0	$4,329.0
60% to less than 70%	118.0	15.0	17.7	37.6	7.5	26.0	221.8	209.3	336.7
70% to less than 80%	18.8	—	59.7	52.0	—	22.6	153.1	138.1	206.5
80% to less than 90%	10.0	—	—	46.4	—	—	56.4	53.1	70.1
90% or greater	—	—	—	—	7.7	1.9	9.6	7.6	9.8
Total	$420.3	$184.1	$275.2	$277.3	$138.5	$500.4	$1,795.8	$1,699.1	$4,952.1
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At December 31, 2025, we held residential mortgage loan investments with an amortized cost and fair value of of $1,481.9 million and $1,497.8 million, respectively. We consider current or non-current loan status as our primary credit quality indicator in conjunction with other quantitative and qualitative factors. We define non-current loans as those that are 90 or more days past due and/or in nonaccrual status. At December 31, 2025, there were 31 residential mortgage loans that were non-current with an amortized cost of $20.7 million (of which five loans with an amortized cost of $2.6 million were in foreclosure).

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The allowance for estimated credit losses is measured using a loss-rate method on an individual asset basis. Inputs used include asset-specific characteristics, current economic conditions, historical loss information and reasonable and supportable forecasts about future economic conditions. The following table summarizes changes in the allowance for credit losses related to mortgage loans for each of the three years ended December 31, 2025 (dollars in millions):

Mortgage loans
Allowance for credit losses at December 31, 2022	$8.0
Current period provision for expected credit losses	7.4
Allowance for credit losses at December 31, 2023	15.4
Current period provision for expected credit losses	(1.8)
Allowance for credit losses at December 31, 2024	13.6
Current period provision for expected credit losses	7.3
Allowance for credit losses at December 31, 2025	$20.9

Investment Disclosures

Life insurance companies are required to maintain certain investments on deposit with state regulatory authorities. Such assets had an aggregate fair value of $36.3 million and $38.2 million at December 31, 2025 and 2024, respectively.

The Company had no fixed maturity investments that were in excess of 10 percent of shareholders' equity at December 31, 2025 and 2024.

Net Investment Income

Net investment income consisted of the following (dollars in millions):

	2025	2024	2023
General account assets:
Fixed maturities	$1,272.7	$1,222.1	$1,142.9
Equity securities	30.6	35.0	1.7
Mortgage loans	161.8	126.5	97.4
Policy loans	9.5	9.0	8.6
Other invested assets	76.1	26.8	8.2
Cash and cash equivalents	36.2	39.0	20.9
Policyholder and other special-purpose portfolios:
Trading securities	5.7	5.0	6.5
Options related to fixed indexed products:
Option income (loss)	96.4	243.6	(48.3)
Change in value of options	23.6	12.2	177.3
Other special-purpose portfolios	55.3	68.7	114.0
Gross investment income	1,767.9	1,787.9	1,529.2
Less investment expenses	44.5	39.1	29.5
Net investment income	$1,723.4	$1,748.8	$1,499.7

At December 31, 2025, the amortized cost and carrying value of fixed maturities that were non-income producing during 2025 totaled $5.7 million and $3.5 million, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	2025	2024	2023
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$20.6	$11.5	$13.4
Gross realized losses on sales of fixed maturities, available for sale	(79.5)	(54.9)	(58.9)
Equity securities, net	0.1	—	(0.6)
Other, net	(0.8)	(32.2)	(23.2)
Total realized investment gains (losses)	(59.6)	(75.6)	(69.3)
Change in allowance for credit losses and write-downs	(6.2)	(2.6)	8.1
Change in fair value of equity securities (a)	1.3	(0.4)	0.4
Other changes in fair value (b) (c)	9.8	24.8	(8.2)
Gain on dissolution of variable interest entities	—	3.9	—
Other investment gains (losses)	4.9	25.7	0.3
Total investment gains (losses)	$(54.7)	$(49.9)	$(69.0)
_________________
(a)    Changes in the estimated fair value of equity securities (that were still held as of the end of the respective years) were $3.4 million, $(0.3) million and $0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(b)    Changes in the estimated fair value of fixed maturity investments with embedded derivatives that we have elected the fair value option (that were still held as of the end of the respective years) were $10.9 million, $3.7 million and $(2.0) million for the years ended December 31, 2025, 2024 and 2023, respectively.
(c)    Other changes in fair value are comprised of (i) the net increase (decrease) in fair value of certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value, of $8.0 million, $24.4 million, and $(8.5) million for the years ended December 31, 2025, 2024, and 2023, respectively; and (ii) the increase in fair value of embedded derivatives related to a modified coinsurance agreement of $1.8 million, $0.4 million, and $0.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

During 2025, the $79.5 million of realized losses on sales of $1,562.5 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositioning related to changes in market conditions.

During 2024, the $54.9 million of realized losses on sales of $1,432.0 million of fixed maturity securities, available for sale, primarily related to various corporate securities, commercial mortgage-backed securities, and various other investments.

During 2023, the $58.9 million of realized losses on sales of $712.2 million of fixed maturity securities, available for sale, primarily related to various corporate securities, commercial mortgage-backed securities, and (iv) various other investments.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following summarizes the investments sold at a loss during 2025 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	8	$55.8	$41.5
Greater than or equal to 6 months and less than 12 months prior to sale	2	4.3	3.5
Greater than 12 months prior to sale	6	42.6	29.0
		$102.7	$74.0

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
___________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2025 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,130.7	$131.8	$13,262.5
Certificates of deposit	—	—	—	—
United States Treasury securities and obligations of United States government corporations and agencies	—	177.1	—	177.1
States and political subdivisions	—	2,954.7	—	2,954.7
Foreign governments	—	120.5	—	120.5
Asset-backed securities	—	1,710.8	36.5	1,747.3
Agency residential mortgage-backed securities	—	849.5	—	849.5
Non-agency residential mortgage-backed securities	—	1,585.7	—	1,585.7
Collateralized loan obligations	—	1,142.5	—	1,142.5
Commercial mortgage-backed securities	—	2,043.5	3.5	2,047.0
Total fixed maturities, available for sale	—	23,715.0	171.8	23,886.8
Equity securities - corporate securities	176.5	117.0	73.7	367.2
Trading securities:
Asset-backed securities	—	38.7	—	38.7
Agency residential mortgage-backed securities	—	97.5	—	97.5
Non-agency residential mortgage-backed securities	—	44.2	—	44.2
Collateralized loan obligations	—	9.7	—	9.7
Commercial mortgage-backed securities	—	104.7	—	104.7
Total trading securities	—	294.8	—	294.8
Investments held by variable interest entities - corporate securities	—	293.0	—	293.0
Other invested assets:
Derivatives	—	323.5	—	323.5
Residual tranches	—	—	4.2	4.2
Total other invested assets	—	323.5	4.2	327.7
Assets held in separate accounts	—	2.8	—	2.8
Total assets carried at fair value by category	$176.5	$24,746.1	$249.7	$25,172.3
Equity securities measured at net asset value				22.0
Total assets carried at fair value				$25,194.3

Liabilities:
Market risk benefit liability	$—	$—	$48.1	$48.1
Embedded derivatives associated with fixed indexed annuity products	—	—	1,600.6	1,600.6
Total liabilities carried at fair value	$—	$—	$1,648.7	$1,648.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at December 31, 2024 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$11,912.8	$128.0	$12,040.8
Certificates of deposit	—	488.3	—	488.3
United States Treasury securities and obligations of United States government corporations and agencies	—	186.2	—	186.2
States and political subdivisions	—	2,834.3	—	2,834.3
Foreign governments	—	91.1	—	91.1
Asset-backed securities	—	1,496.6	19.8	1,516.4
Agency residential mortgage-backed securities	—	819.6	—	819.6
Non-agency residential mortgage-backed securities	—	1,539.1	—	1,539.1
Collateralized loan obligations	—	1,012.8	4.0	1,016.8
Commercial mortgage-backed securities	—	2,193.4	4.1	2,197.5
Total fixed maturities, available for sale	—	22,574.2	155.9	22,730.1
Equity securities - corporate securities	64.0	134.9	73.4	272.3
Trading securities:
Asset-backed securities	—	40.6	—	40.6
Collateralized loan obligations	—	9.5	—	9.5
Agency residential mortgage-backed securities	—	97.1	—	97.1
Non-agency residential mortgage-backed securities	—	53.3	—	53.3
Commercial mortgage-backed securities	—	103.7	—	103.7
Total trading securities	—	304.2	—	304.2
Investments held by variable interest entities - corporate securities	—	433.8	—	433.8
Other invested assets:
Derivatives	—	279.0	—	279.0
Residual tranches	—	1.5	95.4	96.9
Total other invested assets	—	280.5	95.4	375.9
Assets held in separate accounts	—	3.3	—	3.3
Total assets carried at fair value by category	$64.0	$23,730.9	$324.7	$24,119.6

Liabilities:
Market risk benefit liability	$—	$—	$60.0	$60.0
Embedded derivatives associated with fixed indexed annuity products	—	—	1,471.6	1,471.6
Total liabilities carried at fair value	$—	$—	$1,531.6	$1,531.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of December 31, 2025 (dollars in millions):

	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Beginning of period	$155.9	$73.4	$95.4	$324.7
Gains (losses) included in net income	(1.0)	0.3	0.1	(0.6)
Gains (losses) included in accumulated other comprehensive loss	(0.3)	—	—	(0.3)
Purchases, sales, issuances and settlements (a)
Purchases	56.7	—	1.4	58.1
Sales	(2.6)	—	—	(2.6)
Transfers into Level 3 (b)	13.1	—	—	13.1
Transfers out of Level 3 (b)	(50.0)	—	(92.7)	(142.7)
End of period	$171.8	$73.7	$4.2	$249.7

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(1.0)	$0.3	$0.1	$(0.6)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(0.3)	$—	$—	$(0.3)
_________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the year ended December 31, 2025.
(b)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate. Transfers out of Level 3 other invested assets include $92.7 million of residual tranches that are valued based on our ownership share of the equity of the investee, as reported to us by the General Partner. These are not held at fair value and have been transferred out of Level 3.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value as of December 31, 2024 (dollars in millions):

	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Beginning of period	$197.9	$72.7	$31.5	$302.1
Gains (losses) included in net income	(4.2)	0.7	19.1	15.6
Gains (losses) included in accumulated other comprehensive loss	(2.6)	—	—	(2.6)
Purchases, sales, issuances and settlements (a)
Purchases	64.4	—	44.5	108.9
Sales	(47.2)	—	(7.2)	(54.4)
Transfers into Level 3 (b)	4.8	—	7.5	12.3
Transfers out of Level 3 (b)	(57.2)	—	—	(57.2)
End of period	$155.9	$73.4	$95.4	$324.7

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(1.7)	$0.8	$19.1	$18.2
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(8.3)	$—	$—	$(8.3)
____________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the year ended December 31, 2024.
(b)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate.

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

At December 31, 2025, 66.5 percent of our Level 3 fixed maturities, available for sale, were investment grade and 76.7 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	2025	2024
Balance at beginning of the period	$1,471.6	$1,376.7
Premiums less benefits	(36.4)	(62.6)
Change in fair value, net	165.4	157.5
Balance at end of the period	$1,600.6	$1,471.6

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2025 (dollars in millions):

	Fair value at December 31, 2025	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (c)	$0.5	Recovery method	% Recovery expected	50.00%
Asset-backed securities (b)	7.6	Discounted cash flow analysis	Discount margins	1.61%
Asset-backed securities (c)	3.5	Recovery method	% Recovery expected	61.24%
Equity securities (d)	64.5	Market comparables	EBITDA multiples	10.9X
Total assets	$76.1
Liabilities:
Market risk benefit liability (e)	$48.1	Discounted cash flow analysis	Surrender rates	0.46% - 17.68% (3.44%)
			Partial withdrawal rates	0.00% - 3.00% (0.96%)
			Mortality	0.03% - 39.75% (3.63%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Non-performance risk spread	0.09% - 0.31% (N/A)
Embedded derivatives related to fixed indexed annuity products (f)	1,600.6	Discounted projected embedded derivatives	Surrender rates	0.46% - 23.36% (6.11%)
			Partial withdrawal rates	0.00% - 4.50% (2.78%)
			Mortality	0.03% - 39.75% (4.05%)
			GLWB utilization	5.92% -47.62% (25.07%)
			Option budget	0.90% - 3.38% (2.64%)
			Non-performance risk spread	0.09% - 0.31% (N/A)
Total liabilities	$1,648.7
__________________
(a)    The weighted average is based on the relative fair value of the related assets or liabilities.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
(b)    Asset-backed securities - The significant unobservable input used in the fair value measurement of these asset-backed securities is discount margin added to the applicable risk-free rate. Significant increases (decreases) in discount margin in isolation would have resulted in a significantly lower (higher) fair value measurement.
(c)    Corporate and asset-backed securities - The significant unobservable input used in the fair value measurement of these securities is percentage of recovery expected. Significant increases (decreases) in percentage of recovery expected in isolation would have resulted in a significantly higher (lower) fair value measurement.
(d)    Equity securities - The significant unobservable input used in the fair value measurement of these equity securities is multiples of earnings before interest, taxes, depreciation, and amortization ("EBITDA"). Generally, increases (decreases) in the EBITDA multiples would result in higher (lower) fair value measurements.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2024 (dollars in millions):

	Fair value at December 31, 2024	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (c)	$—	Recovery method	% Recovery expected	0.00%
Asset-backed securities (b)	8.1	Discounted cash flow analysis	Discount margins	1.49%
Asset-backed securities (c)	4.1	Recovery method	% Recovery expected	71.30%
Equity securities (d)	64.2	Market comparables	EBITDA multiples	14.0X
Total assets	$76.4
Liabilities:
Market risk benefit liability (e)	60.0	Discounted cash flow analysis	Surrender rates	0.45% - 14.00% (2.09%)
			Partial withdrawal rates	0.00% - 3.00% (0.63%)
			Mortality	0.03% - 38.41% (4.64%)
			GLWB utilization	5.92% - 47.62% (24.95%)
			Non-performance risk spread	0.09% - 0.35% (N/A)
Embedded derivatives related to fixed indexed annuity products (f)	1,471.6	Discounted projected embedded derivatives	Surrender rates	0.45% - 25.60% (5.81%)
			Partial withdrawal rates	0.00% - 4.50% (2.61%)
			Mortality	0.03%- 38.41% (4.12%)
			GLWB utilization	5.92%- 47.62% (24.95%)
			Option budget	0.90%- 3.37% (2.57%)
			Non-performance risk spread	0.09%- 0.35% (N/A)
Total liabilities	$1,531.6
__________________
(a)    The weighted average is based on the relative fair value of the related assets or liabilities.
(b)    Asset-backed securities - The significant unobservable input used in the fair value measurement of these asset-backed securities is discount margin added to the applicable risk-free rate. Significant increases (decreases) in discount margin in isolation would have resulted in a significantly lower (higher) fair value measurement.
(c)    Corporate and asset-backed securities - The significant unobservable input used in the fair value measurement of these securities is percentage of recovery expected. Significant increases (decreases) in percentage of recovery expected in isolation would have resulted in a significantly higher (lower) fair value measurement.
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

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2025
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$3,196.9	$3,196.9	$3,256.8
Policy loans	—	—	140.9	140.9	140.9
Other invested assets:
Company-owned life insurance (a)	—	420.9	—	420.9	420.9
Cash and cash equivalents:
Unrestricted	956.1	—	—	956.1	956.1
Held by variable interest entities	27.4	—	—	27.4	27.4
Total	$983.5	$420.9	$3,337.8	$4,742.2	$4,802.1

Liabilities:
Policyholder account balances	$—	$—	$17,312.0	$17,312.0	$17,312.0
Investment borrowings	—	2,443.2	—	2,443.2	2,441.7
Borrowings related to variable interest entities	—	277.1	—	277.1	274.4
Notes payable – direct corporate obligations	—	1,365.7	—	1,365.7	1,335.6
Total	$—	$4,086.0	$17,312.0	$21,398.0	$21,363.7
_________
(a)Includes $222.3 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" and a $198.6 million investment in a COLI policy for key employees that is recorded in our general account assets.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	December 31, 2024
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$2,376.0	$2,376.0	$2,506.3
Policy loans	—	—	135.3	135.3	135.3
Other invested assets:
Company-owned life insurance (a)	—	402.1	—	402.1	402.1
Cash and cash equivalents:
Unrestricted	1,656.7	—	—	1,656.7	1,656.7
Held by variable interest entities	341.0	—	—	341.0	341.0
Total	$1,997.7	$402.1	$2,511.3	$4,911.1	$5,041.4

Liabilities:
Policyholder account balances	$—	$—	$16,122.6	$16,122.6	$16,122.6
Investment borrowings	—	2,189.8	—	2,189.8	2,188.8
Borrowings related to variable interest entities	—	499.0	—	499.0	497.6
Notes payable – direct corporate obligations	—	1,837.9	—	1,837.9	1,833.5
Total	$—	$4,526.7	$16,122.6	$20,649.3	$20,642.5
_________
(a)Includes $212.6 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" and a $189.5 million investment in a COLI policy for key employees that is recorded in our general account assets.

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

In 2025 and 2024, we reviewed our actual experience and updated our assumptions for future cash flows. The impact of updating these assumptions is reflected in the "Effect of changes in cash flow assumptions" line items in the tables below.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the year ended December 31, 2025 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
Present value of expected net premiums ("PVENP"), beginning of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5
Effect of changes in discount rate assumptions, beginning of period	180.0	195.2	25.7	113.5	—	514.4
Beginning PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of changes in cash flow assumptions	(63.2)	182.7	31.0	2.3	—	152.8
Effect of actual variances from expected experience	(68.6)	79.3	(36.7)	(125.9)	—	(151.9)
Adjusted beginning of period PVENP	2,692.1	3,619.1	1,122.8	2,193.8	—	9,627.8
Issuances	292.0	471.8	183.8	365.1	7.5	1,320.2
Interest accrual	121.7	147.6	53.9	94.4	—	417.6
Net premiums collected	(352.5)	(465.4)	(168.7)	(396.7)	(7.5)	(1,390.8)
Ending PVENP at original discount rate	2,753.3	3,773.1	1,191.8	2,256.6	—	9,974.8
Effect of changes in discount rate assumptions, end of period	(107.6)	(111.5)	4.8	(42.9)	—	(257.2)
PVENP, end of period	$2,645.7	$3,661.6	$1,196.6	$2,213.7	$—	$9,717.6

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0
Effect of changes in discount rate assumptions, beginning of period	516.6	211.5	94.1	333.3	16.2	1,171.7
Beginning PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of changes in cash flow assumptions	(87.2)	192.0	25.8	1.9	(2.8)	129.7
Effect of actual variances from expected experience	(79.3)	86.3	(61.6)	(153.8)	2.9	(205.5)
Adjusted beginning of period PVEFPB	6,178.3	3,865.4	4,298.4	4,752.0	280.8	19,374.9
Issuances	295.7	471.9	183.9	373.4	7.4	1,332.3
Interest accrual	291.0	157.7	228.9	210.6	12.8	901.0
Benefit payments	(421.6)	(510.4)	(291.5)	(458.7)	(29.9)	(1,712.1)
Ending PVEFPB at original discount rate	6,343.4	3,984.6	4,419.7	4,877.3	271.1	19,896.1
Effect of changes in discount rate assumptions, end of period	(359.2)	(120.6)	(10.5)	(199.5)	(11.1)	(700.9)
PVEFPB, end of period	$5,984.2	$3,864.0	$4,409.2	$4,677.8	$260.0	$19,195.2

Net liability for future policy benefits	$3,338.5	$202.4	$3,212.6	$2,464.1	$260.0	$9,477.6
Flooring impact	—	1.1	—	—	—	1.1
Adjusted net liability for future policy benefits	3,338.5	203.5	3,212.6	2,464.1	260.0	9,478.7
Related reinsurance recoverable	(1.8)	—	(383.1)	(157.8)	—	(542.7)
Net liability for future policy benefits, net of reinsurance recoverable	$3,336.7	$203.5	$2,829.5	$2,306.3	$260.0	$8,936.0

Adjusted net liability for future policy benefits	$9,478.7
Reserves excluded from rollforward (a)	2,324.0
Deferred profit liability	70.5
Future loss reserves (b)	24.8
Future policy benefits	$11,898.0
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the year ended December 31, 2024 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
PVENP, beginning of period	$2,718.2	$3,009.2	$1,055.6	$2,279.6	$—	$9,062.6
Effect of changes in discount rate assumptions, beginning of period	86.8	99.1	(7.6)	67.6	—	245.9
Beginning PVENP at original discount rate	2,805.0	3,108.3	1,048.0	2,347.2	—	9,308.5
Effect of changes in cash flow assumptions	(28.4)	89.8	9.6	(20.0)	—	51.0
Effect of actual variances from expected experience	(3.6)	71.2	(11.3)	(76.4)	—	(20.1)
Adjusted beginning of period PVENP	2,773.0	3,269.3	1,046.3	2,250.8	—	9,339.4
Issuances	275.2	406.9	190.6	371.8	5.1	1,249.6
Interest accrual	124.0	133.8	53.4	97.9	—	409.1
Net premiums collected	(348.3)	(452.9)	(161.8)	(403.1)	(5.1)	(1,371.2)
Ending PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of changes in discount rate assumptions, end of period	(180.0)	(195.2)	(25.7)	(113.5)	—	(514.4)
PVENP, end of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5

PVEFPB, beginning of period	$6,023.3	$3,236.6	$4,364.6	$4,694.7	$308.9	$18,628.1
Effect of changes in discount rate assumptions, beginning of period	229.8	108.3	(132.8)	170.9	3.0	379.2
Beginning PVEFPB at original discount rate	6,253.1	3,344.9	4,231.8	4,865.6	311.9	19,007.3
Effect of changes in cash flow assumptions	(39.2)	99.8	8.2	(20.7)	—	48.1
Effect of actual variances from expected experience	(3.8)	77.5	(32.4)	(91.8)	(17.9)	(68.4)
Adjusted beginning of period PVEFPB	6,210.1	3,522.2	4,207.6	4,753.1	294.0	18,987.0
Issuances	275.9	403.3	190.9	380.8	4.9	1,255.8
Interest accrual	291.9	144.2	228.7	213.0	13.6	891.4
Benefit payments	(433.1)	(482.6)	(293.0)	(443.0)	(31.8)	(1,683.5)
Ending PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of changes in discount rate assumptions, end of period	(516.6)	(211.5)	(94.1)	(333.3)	(16.2)	(1,171.7)
PVEFPB, end of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0

Net liability for future policy benefits	$3,184.3	$213.7	$3,137.3	$2,366.7	$264.5	$9,166.5
Flooring impact	—	0.6	—	—	—	0.6
Adjusted net liability for future policy benefits	3,184.3	214.3	3,137.3	2,366.7	264.5	9,167.1
Related reinsurance recoverable	(1.4)	—	(360.8)	(168.1)	—	(530.3)
Net liability for future policy benefits, net of reinsurance recoverable	$3,182.9	$214.3	$2,776.5	$2,198.6	$264.5	$8,636.8

Adjusted net liability for future policy benefits	$9,167.1
Reserves excluded from rollforward (a)	2,443.1
Deferred profit liability	67.9
Future loss reserves (b)	27.4
Future policy benefits	$11,705.5
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

During 2025, we reviewed our non-market assumptions used to calculate the MRBs and determined updates were warranted. The impact of updating these assumptions is reflected in the Effect of changes in future expected policyholder behavior line items in the table below.

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	2025	2024
Net liability (asset), beginning of period	$60.0	$117.1
Effect of changes in the instrument-specific credit risk, beginning of period	1.4	4.8
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	61.4	121.9
Issuances	4.2	4.3
Interest accrual	2.6	4.3
Effect of changes in interest rates	(1.6)	(30.2)
Effect of changes in equity markets	(1.9)	0.8
Effect of changes in equity index volatility	1.3	1.0
Actual policyholder behavior different from expected behavior	(1.2)	(0.4)
Effect of changes in future expected policyholder behavior - other	(13.3)	(36.2)
Effect of changes in future expected policyholder behavior - risk margin	0.1	0.2
Effect of changes in assumptions	(2.6)	(4.3)
Net liability (asset), end of period, before effect of changes in the instrument-specific credit risk	49.0	61.4
Effect of changes in the instrument-specific credit risk, end of period	(0.9)	(1.4)
Net liability (asset), end of period	48.1	60.0
Reinsurance recoverable, end of period	—	—
Net liability (asset), end of period, net of reinsurance	$48.1	$60.0

Balance reported as an asset	$—	$—
Balance reported as a liability	48.1	60.0
Net liability (asset)	$48.1	$60.0

Net amount at risk	$16.6	$21.7
Weighted average attained age of contract holders	70	69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)			Interest accretion (b)
	2025	2024	2023	2025	2024	2023
Other annuities	$8.9	$5.9	$8.1	$12.8	$13.6	$14.8
Supplemental health	743.9	724.8	705.4	169.3	167.9	167.6
Medicare supplement	625.2	618.8	608.1	10.1	10.4	10.6
Long-term care	357.9	344.1	325.5	175.0	175.3	174.0
Traditional life	736.0	724.2	708.7	116.2	115.1	112.7
Total	$2,471.9	$2,417.7	$2,355.8	$483.4	$482.3	$479.7
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

The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	2025		2024
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	308.5	260.0	328.4	264.5
Supplemental health
Expected future gross premiums	9,128.4	5,673.7	8,994.0	5,479.1
Expected future benefits and expenses	10,801.1	5,984.2	10,942.1	5,828.2
Medicare supplement
Expected future gross premiums	7,086.2	4,827.0	6,248.7	4,248.6
Expected future benefits and expenses	5,688.2	3,864.0	4,993.9	3,375.6
Long-term care
Expected future gross premiums	3,705.7	2,587.8	3,508.4	2,419.8
Expected future benefits and expenses	8,165.6	4,409.2	7,930.4	4,240.1
Traditional life
Expected future gross premiums	5,728.7	4,162.6	5,639.0	4,006.3
Expected future benefits and expenses	7,637.1	4,677.8	7,632.9	4,570.6
_____________________
(a)     Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material in each of the three years ended December 31, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table provides the weighted average durations (under locked-in discount rates) of the liability for future policy benefits in years:

	2025	2024
Other annuities	9.5	9.6
Supplemental health	10.8	11.2
Medicare supplement	5.6	6.3
Long-term care	10.8	10.7
Traditional life	10.0	10.2

The following table provides the weighted average interest rates for the liability for future policy benefits:

	2025	2024
Other annuities
Interest accretion rate	4.86%	4.82%
Current discount rate	5.41	5.63
Supplemental health
Interest accretion rate	4.95	4.98
Current discount rate	5.34	5.62
Medicare supplement
Interest accretion rate	4.14	4.30
Current discount rate	5.11	5.43
Long-term care
Interest accretion rate	5.63	5.66
Current discount rate	5.44	5.68
Traditional life
Interest accretion rate	4.81	4.78
Current discount rate	5.39	5.64

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	2025
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$10,766.3	$1,646.6	$107.4	$1,321.8	$3,021.2	$359.1	$17,222.4
Issuances (funds collected from new business)	1,710.7	191.7	—	44.4	749.4	—	2,696.2
Premiums received (premiums collected from inforce business)	28.9	2.2	30.1	219.5	—	265.6	546.3
Policy charges	(27.3)	(1.8)	—	(201.4)	—	—	(230.5)
Surrenders and withdrawals	(919.8)	(155.3)	(29.8)	(37.9)	(511.2)	(278.4)	(1,932.4)
Benefit payments	(290.3)	(96.9)	(5.4)	(25.4)	—	—	(418.0)
Interest credited	301.4	50.9	2.6	62.2	114.2	2.4	533.7
Other	63.1	0.1	(0.4)	—	—	—	62.8
Policyholder account values, ending of period excluding contracts 100% ceded	11,633.0	1,637.5	104.5	1,383.2	3,373.6	348.7	18,480.5
Policyholder account values, end of period for contracts 100% ceded	112.3	494.2	29.6	92.7	—	9.7	738.5
Amount of reserves above (below) policyholder account values (c)	(325.9)	—	—	19.5	—	—	(306.4)
Policyholder account balance, end of period	$11,419.4	$2,131.7	$134.1	$1,495.4	$3,373.6	$358.4	$18,912.6

Balance, end of period, reinsurance ceded	(107.8)	(494.2)	(29.6)	(110.7)	—	(22.5)	(764.8)
Balance, end of period, net of reinsurance	$11,311.6	$1,637.5	$104.5	$1,384.7	$3,373.6	$335.9	$18,147.8

Weighted average crediting rate (d)	2.2%	3.0%	2.7%	4.6%	4.2%	0.8%
Cash surrender value, net of reinsurance	$10,880.0	$1,589.6	$104.5	$1,135.5	$—	$335.9
_________________

(a)     The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $30,902.4 million at the balance sheet date.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2024
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$9,999.2	$1,636.4	$113.1	$1,255.2	$1,411.0	$381.0	$14,795.9
Issuances (funds collected from new business)	1,541.6	236.4	—	40.4	1,599.2	—	3,417.6
Premiums received (premiums collected from inforce business)	2.6	2.9	30.8	211.8	—	274.6	522.7
Policy charges	(29.7)	(1.4)	—	(196.0)	—	—	(227.1)
Surrenders and withdrawals	(927.6)	(171.5)	(32.8)	(35.0)	(50.6)	(299.1)	(1,516.6)
Benefit payments	(274.4)	(103.8)	(5.8)	(23.7)	—	—	(407.7)
Interest credited	399.8	48.0	2.2	69.5	61.6	2.6	583.7
Other	54.8	(0.4)	(0.1)	(0.4)	—	—	53.9
Policyholder account values, ending of period excluding contracts 100% ceded	10,766.3	1,646.6	107.4	1,321.8	3,021.2	359.1	17,222.4
Policyholder account values, end of period for contracts 100% ceded	124.0	540.4	28.2	98.2	—	10.1	800.9
Amount of reserves above (below) policyholder account values (c)	(446.1)	—	—	17.0	—	—	(429.1)
Policyholder account balance, end of period	$10,444.2	$2,187.0	$135.6	$1,437.0	$3,021.2	$369.2	$17,594.2

Balance, end of period, reinsurance ceded	(116.7)	(540.4)	(28.2)	(116.6)	—	(23.5)	(825.4)
Balance, end of period, net of reinsurance	$10,327.5	$1,646.6	$107.4	$1,320.4	$3,021.2	$345.7	$16,768.8

Weighted average crediting rate (d)	2.1%	2.9%	2.6%	5.3%	3.8%	0.8%
Cash surrender value, net of reinsurance	$10,056.2	$1,607.0	$107.4	$1,074.8	$—	$345.7
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following tables present the policyholder account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	2025
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$81.4	$184.5	$356.7	$78.8	$701.4
3.00%-4.99%	1,222.2	99.8	28.4	2.7	1,353.1
5.00% and greater	77.2	—	—	—	77.2
Subtotal	1,380.8	284.3	385.1	81.5	2,131.7
Other annuities
0.00%-2.99%	22.4	20.0	—	—	42.4
3.00%-4.99%	58.6	—	—	—	58.6
5.00% and greater	33.1	—	—	—	33.1
Subtotal	114.1	20.0	—	—	134.1
Interest-sensitive life
0.00%-2.99%	18.6	—	0.4	765.0	784.0
3.00%-4.99%	376.0	93.2	199.9	2.6	671.7
5.00% and greater	20.0	0.2	—	—	20.2
Subtotal	414.6	93.4	200.3	767.6	1,475.9
Other
0.00%-2.99%	15.9	321.9	—	—	337.8
3.00%-4.99%	20.3	—	—	—	20.3
5.00% and greater	0.3	—	—	—	0.3
Subtotal	36.5	321.9	—	—	358.4
Total
0.00%-2.99%	138.3	526.4	357.1	843.8	1,865.6
3.00%-4.99%	1,677.1	193.0	228.3	5.3	2,103.7
5.00% and greater	130.6	0.2	—	—	130.8
Total policyholder account values, excluding fixed indexed annuities	$1,946.0	$719.6	$585.4	$849.1	$4,100.1
Fixed indexed annuity account values					11,745.3
Funding agreements					3,373.6
Total policyholder account values					19,219.0
Amount of reserves above (below) policyholder account values					(306.4)
Total policyholder account balances					$18,912.6
____________________
(a)     Excludes the account values related to: (i) fixed indexed annuity contracts that include an index fund component with index credits tied to the performance of the index. The minimum guarantee is determined by a participation or cap rate

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
linked to an index, such as the Standard & Poor's 500 index, rather than a predetermined rate of returns; and (ii) funding agreements which have a fixed crediting rate.

	2024
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$92.5	$194.7	$233.9	$73.5	$594.6
3.00%-4.99%	1,256.3	48.3	176.7	29.8	1,511.1
5.00% and greater	81.3	—	—	—	81.3
Subtotal	1,430.1	243.0	410.6	103.3	2,187.0
Other annuities
0.00%-2.99%	27.3	22.7	—	—	50.0
3.00%-4.99%	47.9	—	—	—	47.9
5.00% and greater	37.7	—	—	—	37.7
Subtotal	112.9	22.7	—	—	135.6
Interest-sensitive life
0.00%-2.99%	15.2	—	0.4	718.7	734.3
3.00%-4.99%	370.6	113.0	179.6	1.4	664.6
5.00% and greater	20.6	0.5	—	—	21.1
Subtotal	406.4	113.5	180.0	720.1	1,420.0
Other
0.00%-2.99%	16.7	330.8	—	—	347.5
3.00%-4.99%	21.5	—	—	—	21.5
5.00% and greater	0.2	—	—	—	0.2
Subtotal	38.4	330.8	—	—	369.2
Total
0.00%-2.99%	151.7	548.2	234.3	792.2	1,726.4
3.00%-4.99%	1,696.3	161.3	356.3	31.2	2,245.1
5.00% and greater	139.8	0.5	—	—	140.3
Total policyholder account values, excluding fixed indexed annuities	$1,987.8	$710.0	$590.6	$823.4	4,111.8
Fixed indexed annuity account values					10,890.3
Funding agreements					3,021.2
Total policyholder account values					18,023.3
Amount of reserves above (below) policyholder account values					(429.1)
Total policyholder account balances					$17,594.2
____________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
(a)     Excludes the account values related to: (i) fixed indexed annuity contracts that include an index fund component with index credits tied to the performance of the index. The minimum guarantee is determined by a participation or cap rate linked to an index, such as the Standard & Poor's 500 index, rather than a predetermined rate of returns; and (ii) funding agreements which have a fixed crediting rate.

6. INCOME TAXES

The components of income tax expense were as follows (dollars in millions):

	2025	2024	2023
Income from continuing operations	$293.4	$539.9	$356.8

Current tax expense (benefit):
U.S.	53.4	23.3	53.1
State and local	10.3	3.1	15.2
Total current tax expense (benefit)	$63.7	$26.4	$68.3

Deferred tax expense (benefit):
U.S.	1.1	82.9	14.9
State and local	(0.7)	9.8	(2.9)
Total deferred tax expense (benefit)	0.4	92.7	12.0
Total income tax expense	$64.1	$119.1	$80.3

A reconciliation of the U.S. statutory corporate tax rate to the effective rate reflected in the consolidated statement of operations is as follows:

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$61.6	21.0%	$113.4	21.0%	$74.9	21.0%
State and local income taxes, net of federal income tax effect (a)	7.1	2.4	12.9	2.4	8.0	2.2
Tax credits	(2.1)	(0.7)	(0.7)	(0.1)	(1.2)	(0.3)
Nontaxable or nondeductible items:
Limitations on deduction for executive compensation (IRC §162 (m))	4.4	1.5	3.5	0.6	4.4	1.2
Tax benefits related to share-based compensation ("windfall benefits")	(3.7)	(1.3)	(0.8)	(0.1)	(1.2)	(0.3)
Tax-exempt interest and dividends received deduction	(5.7)	(1.9)	(5.8)	(1.1)	(3.2)	(0.9)
Tax-exempt income from company-owned life insurance	(5.5)	(1.9)	(2.4)	(0.4)	(2.8)	(0.8)
Goodwill impairment	6.4	2.2	—	—	—	—
All other, net (under 5%)	1.6	0.6	(1.0)	(0.3)	1.4	0.4
Effective tax rate	$64.1	21.9%	$119.1	22.0%	$80.3	22.5%
____________________
(a)     In 2025, state taxes in Illinois and Florida made up the majority (greater than 50 percent) of the tax effect in this category. In 2024, state taxes in Illinois and Indiana made up the majority of the tax effect in this category. In 2023, state taxes in Illinois, Florida, New York, and Pennsylvania made up the majority of the tax effect in this category.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The components of income taxes paid, net of refunds, were as follows (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Income taxes paid, net of refunds:
U.S.	$32.7	$44.3	$44.8
State and local	5.0	10.8	14.3
Total income taxes paid, net of refunds	$37.7	$55.1	$59.1

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (dollars in millions):

	Year Ended December 31,
	2025	2024	2023
Illinois	(a)	$3.4	(a)
Florida	(a)	3.0	4.3
_____________
(a)    Jurisdiction below the threshold for the period presented.

The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	2025	2024
Deferred tax assets:
Net federal operating loss carryforwards	$205.0	$72.2
Net state operating loss carryforwards	38.0	4.4
Capital loss carryforwards	11.3	1.2
Insurance liabilities	362.3	325.5
Indirect costs allocable to self-constructed real estate assets	0.9	205.1
Accumulated other comprehensive loss	310.3	385.1
Other	19.2	18.2
Gross deferred tax assets	947.0	1,011.7
Deferred tax liabilities:
Investments	(47.9)	(40.8)
Present value of future profits and deferred acquisition costs	(187.4)	(184.3)
Gross deferred tax liabilities	(235.3)	(225.1)
Net deferred tax assets	711.7	786.6
Current income taxes prepaid (accrued)	1.6	27.5
Income tax assets, net	$713.3	$814.1

Effective January 1, 2024, the Company elected to change its tax method of accounting for indirect costs allocable to self-constructed real estate assets. The change in accounting method results in a tax deduction of certain indirect costs previously capitalized under the Company's prior method of accounting. In the second quarter of 2024, the Internal Revenue Service (the "IRS") revised the list of tax method accounting changes that require approval from the IRS to include tax method accounting changes related to indirect costs allocable to self-constructed real estate assets. Previously, only a taxpayer-initiated election was necessary and formal IRS approval was not required. The Company requested approval for its tax method change in June 2024. At December 31, 2024, the Company had not yet received approval from the IRS and was therefore required to account for the existing tax assets under the prior tax method of accounting. In March 2025, the Company executed a consent agreement with the IRS that provides formal approval for the tax method

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
change. As a result, the Company recharacterized the remaining $797.6 million of capitalized indirect costs under the prior accounting method to a NOL with no expiration date.

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. At December 31, 2025, our projection of future taxable income for purposes of determining the valuation allowance is based on our estimates of such future taxable income through the date our NOLs expire. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that our net deferred tax assets of $711.7 million will be realized through future taxable earnings.

Recovery of our deferred tax asset is dependent on achieving the level of future taxable income projected in our deferred tax valuation model and failure to do so could result in the recognition of a valuation allowance in a future period.  The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity.

Section 382 of the Code imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax-exempt rate (3.58 percent at December 31, 2025), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of December 31, 2025, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

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

In 2010, our shareholders approved an amendment to CNO's certificate of incorporation designed to prevent certain transfers of common stock which could otherwise adversely affect our ability to use our NOLs (the "Original Section 382 Charter Amendment"). Subject to the provisions set forth in the Original Section 382 Charter Amendment, the transfer

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
restrictions generally will restrict any direct or indirect transfer (such as transfers of our common stock that results from the transfer of interests in other entities that own our stock) if: (i) the transferor is a person or public group (as defined in the regulations under Section 382) who directly or indirectly owns or is deemed to own 4.99% or more of our common stock; (ii) the effect of the transfer would be to increase the direct or indirect ownership of our common stock by any person or public group from less than 4.99% to 4.99% or more of our common stock; or (iii) the effect of the transfer would be to increase the percentage of our common stock owned directly or indirectly by a person or public group owning or deemed to own 4.99% or more of our common stock. The Original Section 382 Charter Amendment was amended and extended in 2013, 2016, 2019, 2022, and 2025 (the "2025 Section 382 Charter Amendment"). The expiration date for the 2025 Section 382 Charter Amendment is July 31, 2028.

We have $976.4 million of federal NOLs as of December 31, 2025, as summarized below (dollars in millions):

Net operating loss
Year of expiration	carryforwards
2032 through 2035	$16.5
No expiration date	959.9
Total federal NOLs	$976.4

Our non-life NOLs with expiration dates can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. Our non-life NOLs with no expiration date of $832.4 million can be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income. Our life NOLs with no expiration date of $127.5 million can be used to offset 80% of life company taxable income, subject to certain limitations in the Code.

We also had deferred tax assets related to NOLs for state income taxes of $38.0 million at December 31, 2025, primarily resulting from the tax method change discussed previously, and $4.4 million at December 31, 2024.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Company had a capital loss carryforward of $53.7 million and $5.6 million as of December 31, 2025 and 2024, respectively. Capital loss carryforwards can be carried forward for up to five years to offset future capital gains. We expect this carryforward to be fully utilized prior to the expiration date in 2030.

The IRS is conducting an examination of our 2016 through 2018 tax returns. The federal statute of limitations remains open with respect to tax years 2016 through 2025. The Company's various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company's tax audits are not resolved in a manner consistent with management's expectations, the Company may be required to adjust its provision for income taxes.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted in the United States, which among other things, provides permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These changes primarily impacted the timing of our tax deductions and did not have a material impact on our financial position or results of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
7. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of December 31, 2025 and 2024 (dollars in millions):

	2025	2024
6.450% Senior Notes due June 2034	$700.0	$700.0
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
5.250% Senior Notes due May 2025	—	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(2.0)	(2.2)
Unamortized debt issuance costs	(12.4)	(14.3)
Direct corporate obligations	$1,335.6	$1,833.5

2034 Notes

On May 13, 2024, the Company issued $700.0 million of 6.450% Senior Notes due 2034 (the "2034 Notes"). The 2034 Notes were issued under the Indenture, dated as of June 12, 2019 (the "2019 Base Indenture") as supplemented by the Third Supplemental Indenture, dated as of May 13, 2024 (the "2024 Supplemental Indenture" and, together with the Base Indenture, the "2024 Indenture"), each between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee (the "Trustee"). The 2034 Notes mature on June 15, 2034, unless earlier repurchased by the Company, and interest on the 2034 Notes is payable at 6.450% per annum. Interest on the 2034 Notes is paid semi-annually on June 15 and December 15 of each year, beginning on December 15, 2024. The Company used a portion of the net proceeds from the issuance of the 2034 Notes for the repayment of our 2025 Notes.

The 2034 Notes are senior unsecured obligations and rank equally with the Company's other senior unsecured and unsubordinated debt from time to time outstanding, including obligations under our Revolving Credit Agreement (as defined below). The 2034 Notes are effectively subordinated to all of the Company's future indebtedness that is secured, to the extent of the value of the assets securing such indebtedness. The 2034 Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

The 2024 Indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of not less than 25% in aggregate principal amount of the 2034 Notes then outstanding may declare the entire principal amount of all the 2034 Notes, and the interest accrued on such 2034 Notes, if any, to be immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the principal amount of the securities together with any accrued and unpaid interest thereon will automatically be and become immediately due and payable.

Prior to March 15, 2034 (the date that is three months prior to the maturity date of the 2034 Notes) (the "Par Call Date"), the 2034 Notes are redeemable at a redemption price equal to the greater of (i) 100% of the principal amount of the 2034 Notes to be redeemed, or (ii)(a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the 2034 Notes matured on the Par Call Date) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the 2024 Indenture) plus 30 basis points less (b) interest accrued to the date of redemption, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. On and after the Par Call Date, the 2034 Notes are redeemable at a redemption price equal to 100% of the principal amount of the 2034 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the date of redemption.

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

The Company may redeem the Debentures in whole at any time or in part from time to time on or after November 25, 2025, at a redemption price equal to their principal amount plus accrued and unpaid interest to, but excluding, the date of redemption; provided that if the Debentures are not redeemed in whole, at least $25 million aggregate principal amount of the Debentures must remain outstanding after giving effect to such redemption.

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

The 2029 Notes are senior unsecured obligations and rank equally with the Company's other senior unsecured and unsubordinated debt from time to time outstanding, including obligations under our Revolving Credit Agreement (as defined below). The 2029 Notes are effectively subordinated to all of the Company's existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2029 Notes are structurally subordinated to all existing and future indebtedness and other liabilities of the Company's subsidiaries.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The 2019 Indenture contains covenants that restrict the Company's ability, with certain exceptions, to:

•create liens;
•issue, sell, transfer or otherwise dispose of any shares of capital stock of any Insurance Subsidiary (as defined in the 2019 Indenture); and
•consolidate or merge with or into other companies or transfer all or substantially all of the Company's assets.

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

Credit Agreement

On May 8, 2025, the Company entered into a sixth amendment and restatement agreement (the "Credit Agreement") with respect to its existing credit agreement. The $250.0 million Credit Agreement, among other things, (i) requires the Company to maintain (each as calculated in accordance with the Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15.0 percent of total capitalization) of not more than 35.0 percent (such ratio was 23.6 percent at December 31, 2025); and (ii) a minimum consolidated net worth of not less than the sum of $2,674.8 million plus 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company, including the conversion of debt securities of the Company into Equity interests (the Company's consolidated net worth was $3,753.2 million at December 31, 2025 compared to the minimum requirement of $2,674.8 million). The maturity date of the Credit Agreement is May 8, 2030. The Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") or the base rate (as defined in the Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The applicable margins under the Credit Agreement range from 1.125 percent to 1.750 percent, in the case of loans at the SOFR, and 0.125 percent to 0.750 percent, in the case of loans at the base rate. The commitment fee under the Credit Agreement is based on the Company's unsecured debt rating. The Credit Agreement also provides that the Company may incur up to $200 million of incremental loans (which may include new term loans), subject to conditions that are set forth therein.

As of December 31, 2025, we are in compliance with the covenants of the Credit Agreement. There were no amounts outstanding under the Credit Agreement during the year ended or as of December 31, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Scheduled Repayment of our Direct Corporate Obligations

The scheduled repayment of our direct corporate obligations was as follows at December 31, 2025 (dollars in millions):

Year ending December 31,
2026	$—
2027	—
2028	—
2029	500.0
2030	—
2031 and thereafter	850.0
$1,350.0

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC ("PGS") commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court. Plaintiffs seek an unspecified amount of

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
damages, costs, attorney's fees, and other relief as the court deems appropriate. Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities. Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the Amended Complaint. Based on the Court's ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims. All case deadlines are currently held in abeyance pursuant to Court order, which provides that the parties will submit a proposed revised schedule following the issuance of certain decisions by the Court.

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' first mended complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the optional premium payment provision (the "Optional Premium Payment") and other provisions of plaintiffs' insurance policies. In January 2018, the case was transferred to the United States District Court for the Southern District of Indiana. On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). The case remains pending against the CNO Entities. On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered their policies between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the Court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. A three-day jury trial on causation and damages as to the two class representatives commenced on June 16, 2025, and the jury returned a verdict in favor of the class representatives on June 18, 2025 for approximately $0.2 million collectively. This verdict is notional and contingent and has no preclusive effect on any follow on trials by absent class members in terms of causation and damages. The class representatives' ability to collect any damages from the CNO Entities will depend on the outcome of the bench trial on alter ego liability. The bench trial on alter ego liability was held between August 26 to September 2, 2025, but no ruling has been made yet. The parties prepared post-trial briefing, which was completed at the end of December 2025. Any liability of any kind will depend on the outcome of the alter ego trial, and in the event the court rules in favor of Plaintiffs on that issue, whether absent class members will participate in follow on trials to determine whether they are entitled to damages, and the outcome of those trials. The outcome of all trials will be subject to appeal. Any follow on trials and appeals with respect to absent class members may take years to resolve. The CNO Entities continue to vigorously defend the case.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Guaranty Fund Assessments

The balance sheet at December 31, 2025, included: (i) accruals of $6.6 million, representing our estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations based on premiums written through December 31, 2025; and (ii) receivables of $15.3 million that we estimate will be recovered through a reduction in future premium taxes as a result of such assessments. At December 31, 2024, such guaranty fund assessment accruals were $7.8 million and such receivables were $18.3 million. These estimates are subject to change when the associations determine more precisely the losses that have occurred and how such losses will be allocated among the insurance companies. We recognized expense for such assessments of $3.1 million, $2.4 million and $2.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Guarantees

In accordance with the terms of the employment agreements of two of the Company's former chief executives, certain wholly-owned subsidiaries of the Company are the guarantors of the former executives' nonqualified supplemental retirement benefits. The liability for such benefits was $18.4 million and $19.1 million at December 31, 2025 and 2024, respectively, and is recorded in other liabilities on the consolidated balance sheet.

Leases and Certain Other Long-Term Commitments

The Company leases office space, equipment and computer software under contractual commitments or noncancellable operating lease agreements. Total expense pursuant to these agreements was $104.7 million, $98.7 million and $96.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company leases office space for certain administrative operations under agreements that expire between 2026 and 2034. We lease sales offices in various states which are generally short-term in length with remaining lease terms expiring between 2026 and 2032. Many leases include an option to extend or renew the lease term. The exercise of the renewal option is at the Company's discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term only if the Company is reasonably certain of exercising those options. In determining the present value of lease payments, the Company uses its incremental borrowing rate for borrowings secured by collateral commensurate with the terms of the underlying lease. Right of use assets and liabilities are included within other assets and other liabilities, respectively, on the consolidated balance sheet.

Information related to our right of use assets are as follows (dollars in millions):

	2025	2024

Operating lease expense	$27.4	$26.4
Cash paid for operating lease liability	26.8	25.4
Right of use assets obtained in exchange for lease liabilities (non-cash transactions)	18.5	28.1
Total right of use assets	83.6	90.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Maturities of our operating lease liabilities as of December 31, 2025 are as follows (dollars in millions):

2026	$25.4
2027	20.6
2028	16.7
2029	12.4
2030	8.2
Thereafter	21.1
Total undiscounted lease payments	104.4
Less interest	(11.7)
Present value of lease liabilities	$92.7

Weighted average remaining lease term (in years)	5.5
Weighted average discount rate	4.19%

9. AGENT DEFERRED COMPENSATION PLAN

For our agent deferred compensation plan, it is our policy to immediately recognize changes in the actuarial benefit obligation resulting from either actual experience being different than expected or from changes in actuarial assumptions.

One of our insurance subsidiaries has a noncontributory, unfunded deferred compensation plan for qualifying members of its exclusive agency force. Benefits were based on years of service and career earnings. In 2016, the agent deferred compensation plan was amended to: (i) freeze participation in the plan; (ii) freeze benefits accrued under the plan; and (iii) add a limited cashout feature. The actuarial measurement date of this deferred compensation plan is December 31. The liability recognized in the consolidated balance sheet for the agent deferred compensation plan was $122.6 million and $122.5 million at December 31, 2025 and 2024, respectively. Interest costs incurred on this plan were $6.5 million, $6.3 million and $6.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The recognition of (losses) gains were $(1.7) million, $6.5 million and $(3.6) million for the years ended December 31, 2025, 2024 and 2023, respectively, primarily resulting from: (i) changes in the discount rate assumption used to determine the deferred compensation plan liability to reflect current investment yields; and (ii) changes in mortality table assumptions. These expenses are recorded in other operating costs and expenses within the consolidated statement of operations. We purchased COLI as an investment vehicle to fund the agent deferred compensation plan. The COLI assets are not assets of the agent deferred compensation plan, and as a result, are accounted for outside the plan and are recorded in other invested assets on the consolidated balance sheet. The carrying value of the COLI assets was $222.3 million and $212.6 million at December 31, 2025 and 2024, respectively. Death benefits related to COLI and changes in the cash surrender value (which approximates net realizable value) of the COLI assets are recorded as net investment income (loss) on special-purpose portfolios and totaled $9.7 million, $11.3 million and $13.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

We used the following assumptions for the deferred compensation plan to calculate:

	2025	2024
Benefit obligations:
Discount rate	5.25%	5.50%
Net periodic cost:
Discount rate	5.50%	5.00%

The discount rate is based on the yield of a hypothetical portfolio of high quality debt instruments which could effectively settle plan benefits on a present value basis as of the measurement date.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The benefits expected to be paid pursuant to our agent deferred compensation plan as of December 31, 2025 were as follows (dollars in millions):

2026	$8.8
2027	8.9
2028	8.9
2029	9.0
2030	8.9
2031 - 2035	42.7

One of our insurance subsidiaries has another unfunded nonqualified deferred compensation program for qualifying members of its exclusive agency force. Such agents may defer a certain percentage of their net commissions into the program. In addition, annual Company contributions are made based on the agent's production and vest over a period of five to 10 years. The liability recognized in the consolidated balance sheet for this program was $124.0 million and $103.6 million at December 31, 2025 and 2024, respectively. Company contribution expenses are recorded to other operating costs and expenses in the consolidated statement of operations and totaled $4.9 million, $5.6 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. We purchased Trust-Owned Life Insurance ("TOLI") as an investment vehicle to fund the program. The TOLI assets are not assets of the program, and as a result, are accounted for outside the program and are recorded in other invested assets on the consolidated balance sheet. The carrying value of the TOLI assets was $116.2 million and $95.3 million at December 31, 2025 and 2024, respectively.
The Company has a qualified defined contribution plan for which substantially all employees are eligible. Company contributions, which match a portion of certain voluntary employee contributions to the plan, totaled $11.8 million, $11.4 million and $10.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Employer matching contributions are discretionary.

10. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	Fair value
	2025	2024
Assets:
Other invested assets:
Fixed indexed call options	$323.5	$279.0
Reinsurance receivables	(15.3)	(17.1)
Total assets	$308.2	$261.9
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,600.6	$1,471.6

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $69.5 million in underlying investments held by the ceding reinsurer at December 31, 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The activity associated with freestanding derivative instruments is measured as either the notional or the number of contracts. The activity associated with the fixed indexed annuity embedded derivatives are shown by the number of policies. The following table represents activity associated with derivative instruments as of the dates indicated:

	Measurement	December 31, 2024	Additions	Maturities/terminations	December 31, 2025
Fixed indexed annuities - embedded derivative	Policies	125,464	12,665	(11,364)	126,765
Fixed indexed call options	Notional (a)	$4,158.7	$4,576.9	$(4,256.3)	$4,479.3
_________________
(a) Dollars in millions.

Purchases of fixed indexed call options that are used to hedge the effects of certain policyholder benefits were $202.2 million and $179.7 million for the years ended December 31, 2025 and 2024, respectively. Sales, which generally represent option exercises, were $277.7 million and $395.6 million, respectively, for the years ended December 31, 2025 and 2024.

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	2025	2024	2023
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$120.0	$255.8	$129.0
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	1.8	0.4	0.3
Total revenues from derivative instruments, not designated as hedges	121.8	256.2	129.3
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	165.4	157.5	137.1
Net pre-tax impact	$(43.6)	$98.7	$(7.8)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At December 31, 2025, all of our counterparties were rated "A" or higher by S&P.

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes information related to derivatives with master netting arrangements or collateral as of December 31, 2025 and 2024 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
December 31, 2025:
Fixed indexed call options	$323.5	$—	$323.5	$43.5	$—	$280.0
December 31, 2024:
Fixed indexed call options	279.0	—	279.0	78.0	—	201.0

11. SHAREHOLDERS' EQUITY

In May 2011, the Company announced a securities repurchase program. In 2025, 2024 and 2023, we repurchased 8.1 million, 8.9 million and 6.6 million shares, respectively, for $319.9 million, $281.6 million and $165.1 million, respectively, under the securities repurchase program. The Company's Board of Directors authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock in February 2025. The Company had remaining repurchase authority of $420.4 million as of December 31, 2025.

In 2025, 2024 and 2023, dividends declared on common stock totaled $66.4 million ($0.67 per common share), $67.5 million ($0.63 per common share) and $67.9 million ($0.59 per common share), respectively. In May 2025, the Company increased its quarterly common stock dividend to $0.17 per share from $0.16 per share. In May 2024, the Company increased its quarterly common stock dividend to $0.16 per share from $0.15 per share. In May 2023, the Company increased its quarterly common stock dividend to $0.15 per share from $0.14 per share.

The Company has a long-term incentive plan which permits the grant of CNO incentive or non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance shares or units and certain other equity-based awards to certain directors, officers and employees of the Company and certain other individuals who perform services for the Company (although no grants have been made to such other individuals). As of December 31, 2025, 2024 and 2023, there were 4.3 million shares, 2.9 million shares and 4.1 million shares, respectively, that were available for issuance under the plan. Our stock option awards are generally granted with an exercise price equal to the market price of the Company's stock on the date of grant and a maximum term of ten years. Our stock options granted in 2015 through 2019 generally vested on a graded basis over a three year service term and expire ten years from the date of grant. In 2018, one grant of 1.6 million of stock options vested on a graded basis over a five year service term and expires ten years from the date of grant. There have been no stock options granted since 2019. The vesting periods for our awards of restricted stock units generally range from immediate vesting to a period of three years. We record forfeitures as they occur.

A summary of the Company's stock option activity and related information for 2025 is presented below (shares in thousands; dollars in millions, except per share amounts):

	Shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value
Outstanding at the beginning of the year	1,791	$19.48
Exercised	(400)	(18.33)		$8.9
Forfeited or terminated	(32)	(20.38)
Outstanding at the end of the year	1,359	19.79	2.4	$30.8
Options exercisable at the end of the year	1,359		2.4	$30.8

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

Compensation expense related to stock options was not material for each of the three years ended December 31, 2025. Compensation expense related to stock options had no impact on either basic or diluted earnings per share in 2025 or 2024, and reduced both by less one cent in 2023. At December 31, 2025, there was no unrecognized compensation expense for non-vested stock options. Cash received by the Company from the exercise of stock options was $7.4 million, $7.2 million and $9.2 million during 2025, 2024 and 2023, respectively.

The following table summarizes information about stock options outstanding at December 31, 2025 (shares in thousands):

		Options outstanding		Options exercisable
Range of exercise prices	Number outstanding	Remaining life (in years)	Weighted Average exercise price	Number exercisable	Average exercise price
$15.08 - $21.06	1,140	2.4	$19.12	1,140	$19.12
$23.33	219	2.1	23.33	219	23.33
	1,359			1,359

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The Company granted restricted stock of 0.3 million for the year ended December 31, 2025 and 0.5 million for the years ended December 31, 2024 and 2023, to certain directors, officers and employees of the Company at a weighted average fair value of $40.50 per share, $27.59 per share and $24.93 per share, respectively, based on the market value of the underlying share on the date of grant. The fair value of such grants totaled $13.5 million, $12.4 million and $11.5 million in 2025, 2024 and 2023, respectively. Such amounts are recognized as compensation expense over the vesting period of the restricted stock. A summary of the Company's non-vested restricted stock activity for 2025 is presented below (shares in thousands):

	Shares	Weighted average grant date fair value
Non-vested shares, beginning of year	971	$25.12
Granted	334	40.50
Vested	(418)	26.54
Forfeited	(6)	30.95
Non-vested shares, end of year	881	30.24

At December 31, 2025, the unrecognized compensation expense for non-vested restricted stock totaled $11.6 million which is expected to be recognized over a weighted average period of 1.8 years. At December 31, 2024, the unrecognized compensation expense for non-vested restricted stock totaled $10.9 million. We recognized compensation expense related to restricted stock awards totaling $12.7 million, $11.4 million and $10.9 million in 2025, 2024 and 2023, respectively. The fair value of restricted stock that vested during 2025, 2024 and 2023 was $17.4 million, $12.6 million and $10.4 million, respectively.

The Company granted performance units totaling 0.3 million for the year ended December 31, 2025 and 0.4 million in the years ended December 31, 2024 and 2023. The criteria for payment for such awards are based on certain company-wide performance levels that must be achieved within a specified performance time (generally one to three years), each as defined in the award. The performance units granted in 2025, 2024 and 2023 provide for a payout of up to 200 percent of the award if certain performance thresholds are achieved. Unless antidilutive, the diluted weighted average shares outstanding would reflect the number of performance units expected to be issued, using the treasury stock method.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A summary of the Company's performance units is presented below (shares in thousands):

	Total shareholder return awards	Operating return on equity awards	Operating earnings per share awards
Awards outstanding at December 31, 2022	2	611	604
Granted in 2023	—	215	216
Additional shares issued pursuant to achieving certain performance criteria (a)	—	221	221
Shares vested in 2023	(1)	(443)	(441)
Forfeited	—	(9)	(9)
Awards outstanding at December 31, 2023	1	595	591
Granted in 2024	—	197	197
Additional shares issued pursuant to achieving certain performance criteria (a)	—	68	80
Shares vested in 2024	(1)	(258)	(269)
Forfeited	—	(9)	(9)
Awards outstanding at December 31, 2024	—	593	590
Granted in 2025	—	151	151
Additional shares issued pursuant to achieving certain performance criteria (a)	—	—	—
Shares vested in 2025	—	(160)	(163)
Forfeited	—	(30)	(27)
Awards outstanding at December 31, 2025	—	554	551
_________________________
(a) The performance units that vested in 2023, 2024 and 2025 provided for a payout of up to 200 percent of the award if certain performance levels were achieved.

The grant date fair value of the performance units awarded is determined using the Monte Carlo valuation method, including an assumption of volatility based on historical share prices, and was $13.2 million and $11.1 million in 2025 and 2024, respectively. We recognized compensation expense of $12.3 million, $11.0 million and $11.3 million in 2025, 2024 and 2023, respectively, related to the performance units.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	2025	2024	2023
Net income for basic earnings per share	$229.3	$420.8	$276.5
Shares:
Weighted average shares outstanding for basic earnings per share	97,763	106,144	113,275
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,059	1,972	1,849
Weighted average shares outstanding for diluted earnings per share	99,822	108,116	115,124

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

Accumulated other comprehensive loss included in shareholders' equity as of December 31, 2025 and 2024, is comprised of the following (dollars in millions):

	2025	2024
Net unrealized losses on investments having no allowance for credit losses (a)	$(661.6)	$(1,281.6)
Unrealized losses on investments with an allowance for credit losses	(1,193.9)	(1,108.7)
Change in discount rates for liability for future policy benefits	421.1	624.5
Change in instrument-specific credit risk for market risk benefits	0.9	1.4
Deferred income tax assets	318.5	393.0
Accumulated other comprehensive loss	$(1,115.0)	$(1,371.4)
___________
(a)     The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $12.0 million and $13.0 million, respectively, as of December 31, 2025. Accordingly, the net unrealized losses associated with these investments are excluded from accumulated other comprehensive loss. There were no fixed maturity securities, available for sale, for which we have elected the fair value option as of December 31, 2024.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
12. OTHER OPERATING STATEMENT DATA

Insurance policy income consisted of the following (dollars in millions):

	2025	2024	2023
Direct premiums collected (a)	$5,046.6	$4,857.8	$4,574.9
Reinsurance assumed	14.0	15.5	16.6
Reinsurance ceded	(173.5)	(191.8)	(194.6)
Premiums collected, net of reinsurance	4,887.1	4,681.5	4,396.9
Change in unearned premiums	(2.4)	(9.1)	18.5
Less premiums on interest-sensitive life and products without mortality and morbidity risk which are recorded as additions to insurance liabilities (a)	(2,484.6)	(2,333.0)	(2,111.7)
Premiums on traditional products with mortality or morbidity risk	2,400.1	2,339.4	2,303.7
Fees and surrender charges on interest-sensitive products	222.5	219.1	201.8
Insurance policy income	$2,622.6	$2,558.5	$2,505.5
________________
(a)     Excludes $749.4 million and $1,599.2 million of funds received from the issuance of funding agreements pursuant to our FABN program for the years ended December 31, 2025 and 2024. There were no funding agreements issued during 2023.

The five states with the largest shares of 2025 collected premiums were Florida (12 percent), Iowa (6 percent), Texas (6 percent), California (5 percent), and Pennsylvania (5 percent). No other state accounted for more than five percent of total collected premiums.

Other operating costs and expenses were as follows (dollars in millions):

	2025	2024	2023
Commission expense	$134.6	$121.8	$111.1
Salaries and wages	305.0	304.5	290.9
Other	680.0	629.0	646.3
Total other operating costs and expenses	$1,119.6	$1,055.3	$1,048.3

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Changes in deferred acquisition costs were as follows (dollars in millions):

	2025
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4
Capitalizations	111.9	12.3	73.1	30.3	32.4	38.4	132.0	3.7	434.1
Amortization expense	(64.5)	(6.4)	(37.7)	(24.8)	(15.7)	(16.9)	(69.3)	(3.5)	(238.8)
End of period	$497.4	$41.8	$473.5	$162.9	$165.3	$277.5	$592.2	$10.1	$2,220.7

	2024
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3
Capitalizations	99.2	14.0	64.6	26.0	23.1	37.1	117.6	7.8	389.4
Amortization expense	(56.8)	(5.1)	(34.5)	(26.1)	(14.8)	(15.6)	(60.0)	(2.4)	(215.3)
End of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4

	2023
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$365.6	$19.6	$378.8	$161.2	$137.9	$212.2	$409.1	$6.0	$1,690.4
Capitalizations	88.9	11.3	60.6	24.1	17.5	36.8	114.3	—	353.5
Amortization expense	(46.9)	(3.9)	(31.4)	(27.8)	(15.1)	(14.5)	(51.5)	(1.5)	(192.6)
End of period	$407.6	$27.0	$408.0	$157.5	$140.3	$234.5	$471.9	$4.5	$1,851.3

Changes in the present value of future profits were as follows (dollars in millions):

	2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0
Amortization expense	(11.4)	(3.7)	(0.7)	(1.4)	(0.1)	(0.1)	(17.4)
End of period	$117.4	$12.0	$3.7	$9.9	$0.4	$0.2	$143.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

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

Based on current conditions and assumptions as to future events on all policies inforce, the Company expects to amortize approximately 11 percent of the December 31, 2025 balance of the present value of future profits in 2026, 10 percent in 2027, 9 percent in 2028, 8 percent in 2029 and 7 percent in 2030.

Changes in sales inducements were as follows (dollars in millions):

	2025
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.1	$5.1	$133.2
Capitalizations	62.8	2.4	65.2
Amortization expense	(20.8)	(1.0)	(21.8)
End of period	$170.1	$6.5	$176.6

	2024
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$88.5	$4.6	$93.1
Capitalizations	54.9	1.4	56.3
Amortization expense	(15.3)	(0.9)	(16.2)
End of period	$128.1	$5.1	$133.2

	2023
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$76.0	$4.5	$80.5
Capitalizations	23.5	0.9	24.4
Amortization expense	(11.0)	(0.8)	(11.8)
End of period	$88.5	$4.6	$93.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
13. CONSOLIDATED STATEMENT OF CASH FLOWS

The following disclosures supplement our consolidated statement of cash flows.

The following reconciles net income to net cash provided by operating activities (dollars in millions):

	2025	2024	2023
Cash flows from operating activities:
Net income	$229.3	$420.8	$276.5
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	318.5	292.4	267.4
Income taxes	26.3	63.9	21.1
Insurance liabilities	618.1	534.7	449.7
Accrual, amortization, and fair value changes included in investment income	(220.5)	(334.0)	(170.7)
Deferral of policy acquisition costs	(499.3)	(445.7)	(377.9)
Net investment losses	54.7	49.9	69.0
Gain on extinguishment of borrowings related to variable interest entities	(1.5)	—	—
Goodwill and other asset impairment	101.9	—	—
Other (a)	48.2	45.7	47.8
Net cash from operating activities	$675.7	$627.7	$582.9
_____________
(a)    Primarily relates to: (i) changes in other assets and liabilities related to the timing of payments and receipts; and (ii) the change in fair value of the deferred compensation plan liability.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	2025	2024	2023
Stock options, restricted stock, performance units, and Employee Stock Purchase Program	$25.9	$23.2	$23.3

14. STATUTORY INFORMATION (BASED ON NON-GAAP MEASURES)

Statutory accounting practices prescribed or permitted by regulatory authorities for the Company's insurance subsidiaries differ from GAAP. The Company's U.S. based insurance subsidiaries will report the following amounts to regulatory agencies, after appropriate elimination of intercompany accounts among such subsidiaries (dollars in millions):

	2025	2024
Statutory capital and surplus	$1,405.3	$1,458.1
Asset valuation reserve	508.7	407.1
Interest maintenance reserve	252.6	334.2
Total	$2,166.6	$2,199.4

Such statutory capital and surplus included investments in upstream affiliates of $42.6 million at both December 31, 2025 and 2024, which were eliminated in the consolidated financial statements prepared in accordance with GAAP.

Statutory earnings build the capital required by ratings agencies and regulators. Statutory earnings, fees and interest paid by our U.S. based insurance subsidiaries to the parent company create the "cash flow capacity" the parent company needs to meet its obligations, including debt service. The consolidated statutory net (loss) income of our U.S. based

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
insurance subsidiaries was $(14.6) million, $176.6 million and $105.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in net income were net realized capital losses, net of income taxes, of $63.4 million, $20.3 million and $26.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, such net income included pre-tax amounts for fees and interest paid to CNO or its non-life subsidiaries of $193.9 million, $197.5 million and $190.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Insurance regulators may prohibit the payment of dividends or other payments by our insurance subsidiaries to parent companies if they determine that such payment could be adverse to our policyholders or contract holders. Otherwise, the ability of our insurance subsidiaries to pay dividends is subject to state insurance department regulations. Insurance regulations generally permit dividends to be paid from statutory earned surplus of our U.S. based insurance subsidiaries without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or statutory net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year. However, as each of the immediate U.S. based insurance subsidiaries of CDOC, Inc. ("CDOC"), our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX"), has negative earned surplus, any dividend payments from the insurance subsidiaries to CNO requires the prior approval of the director or commissioner of the applicable state insurance department. During 2025, our U.S. based insurance subsidiaries paid dividends of $458.4 million to CDOC. In 2025, CDOC also made capital contributions of $140.0 million to our U.S. based insurance subsidiaries.

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

RBC requirements provide a tool for state insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and the need for possible regulatory attention. The RBC requirements provide four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its RBC (as measured on December 31 of each year) as follows: (i) if a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, the company must submit a comprehensive plan to the regulatory authority proposing corrective actions aimed at improving its capital position (the "Company Action Level"); (ii) if a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC, the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be taken; (iii) if a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC, the regulatory authority may take any action it deems necessary, including placing the company under regulatory control; and (iv) if a company's total adjusted capital is less than 35 percent of its RBC, the regulatory authority must place the company under its control. In addition, the RBC requirements provide for a trend test if a company's total adjusted capital is between 100 percent and 150 percent of its RBC at the end of the year. The trend test calculates the greater of the decrease in the margin of total adjusted capital over RBC: (i) between the current year and the prior year; and (ii) for the average of the last 3 years. It assumes that such decrease could occur again in the coming year. Any company whose trended total adjusted capital is less than 95 percent of its RBC would trigger a requirement to submit a comprehensive plan as described above for the Company Action Level. The 2025 statutory annual statements of each of our U.S. based insurance subsidiaries reflect total adjusted capital in excess of the levels that would subject our subsidiaries to any regulatory action.

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

CNO Bermuda Re, Ltd. ("CNO Bermuda Re") is registered by and subject to the supervision of the Bermuda Monetary Authority (the "BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended (the "Insurance Act"). The Insurance Act imposes solvency and capital requirements as well as auditing and reporting requirements. The Insurance Act requires the value of an insurer's statutory assets to exceed the value of their statutory liabilities by an amount greater than or equal to their prescribed minimum solvency margin. The minimum solvency margin that must be maintained by a Class C insurer is the greater of: (i) $0.5 million; or (ii) 1.5 percent of assets; or (iii) 25 percent of its enhanced capital requirement ("ECR") as reported at the end of the relevant year.

A Class C insurer is also required to maintain available statutory economic capital and surplus at a level equal to or in excess of its ECR, which is established by reference to either the Bermuda Solvency Capital Requirement ("BSCR") model or a Bermuda-approved internal capital model. The BSCR model is a risk-based capital model which provides a method for determining an insurer's capital requirements (statutory economic capital and surplus) by taking into account the risk characteristics of different aspects of the Class C insurer's business. The BSCR formula establishes capital requirements for certain categories of risk, including: fixed income investment risk, equity investment risk, long-term interest rate/liquidity risk, currency risk, concentration risk, certain insurance risks, credit risk, catastrophe risk, and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each insurer equal to 120 percent of an insurer's ECR. The TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight. CNO Bermuda Re has entered into a Capital and Liquidity Maintenance Agreement (as amended, the "CLMA") with CDOC. Pursuant to the CLMA, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its ECR at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless one or more ceding insurers has provided notice of recapture pursuant to the terms of the applicable reinsurance agreement between it and CNO Bermuda Re and such recapture will cause CNO Bermuda Re to meet (i) and (ii) above. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA.

We are in the process of completing CNO Bermuda Re's capital and solvency return in respect of the year ended December 31, 2025, which includes the BSCR. We believe that CNO Bermuda Re's level of capitalization will exceed the minimum solvency margin and result in its statutory economic capital and surplus being in excess of the TCL.

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

Income from insurance products is the sum of the insurance product margins of the annuity, health and life product lines, less expenses allocated to the insurance product lines. It excludes the income from our fee income business, investment income not allocated to product lines, net expenses not allocated to product lines (primarily holding company expenses) and income taxes. Management believes insurance product margin and income from insurance products provides an additional understanding of the business and a more meaningful analysis of the results of our insurance product lines.

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

The Worksite Division focuses on the sale of voluntary insurance benefits, including supplemental health and life insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. With a separate Worksite Division, we are bringing a sharper focus to this high-growth business.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products, services provided to employers through our Worksite division and the operations of our broker-dealer and registered investment advisor. In November 2025, we announced our intention to exit the fee services business within our Worksite Division to sharpen our focus on the core insurance business. As a result, beginning in the fourth quarter of 2025, the net results of this business are no longer presented within the fee income segment, but are presented within Net loss related to divested business as a reconciling item to net income.

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

Operating information by segment is as follows (dollars in millions):

	2025	2024	2023
Revenues:
Annuity:
Insurance policy income	$39.3	$35.5	$28.4
Net investment income	621.3	565.0	516.3
Total annuity revenues	660.6	600.5	544.7
Health:
Insurance policy income	1,661.4	1,618.3	1,594.6
Net investment income	301.9	299.6	296.7
Total health revenues	1,963.3	1,917.9	1,891.3
Life:
Insurance policy income	921.9	904.7	882.5
Net investment income	151.1	147.1	144.8
Total life revenues	1,073.0	1,051.8	1,027.3
Change in market values of the underlying options supporting the fixed indexed annuity and life products (offset by market value changes credited to policyholder balances)	119.0	253.7	131.5
Investment income not allocated to product lines	506.6	449.9	335.6
Fee revenue and other income:
Fee revenue	185.3	190.5	177.6
Amounts netted in expenses not allocated to product lines	3.7	3.4	36.6
Total segment revenues	$4,511.5	$4,467.7	$4,144.6

(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________

	2025	2024	2023
Expenses:
Annuity:
Insurance policy benefits	$25.0	$(15.2)	$29.0
Interest credited	293.5	253.8	209.4
Amortization and non-deferred commissions	103.5	87.7	71.3
Total annuity expenses	422.0	326.3	309.7
Health:
Insurance policy benefits	1,241.8	1,239.6	1,234.9
Amortization and non-deferred commissions	164.9	161.5	162.1
Total health expenses	1,406.7	1,401.1	1,397.0
Life:
Insurance policy benefits	568.2	576.0	570.0
Interest credited	53.7	51.5	49.3
Amortization and non-deferred commissions	111.0	98.0	85.8
Advertising expense	67.7	77.3	92.5
Total life expenses	800.6	802.8	797.6
Allocated expenses	611.3	615.3	599.0
Expenses not allocated to product lines	91.4	75.2	88.3
Market value changes of options credited to fixed indexed annuity and life policyholders	119.0	253.7	131.5
Amounts netted in investment income not allocated to product lines:
Interest expense	207.4	219.7	169.8
Interest credited	114.2	61.6	28.8
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(14.4)	(26.0)	(7.1)
Amortization	3.4	2.4	1.6
Other expenses	26.7	24.3	22.3
Expenses netted in fee revenue:
Commissions and other operating expenses	170.1	160.5	146.6
Total segment expenses	3,958.4	3,916.9	3,685.1
Pre-tax measure of profitability:
Annuity margin	238.6	274.2	235.0
Health margin	556.6	516.8	494.3
Life margin	272.4	249.0	229.7
Total insurance product margin	1,067.6	1,040.0	959.0
Allocated expenses	(611.3)	(615.3)	(599.0)
Income from insurance products	456.3	424.7	360.0
Fee income margin	15.2	30.0	31.0
Investment income not allocated to product lines	169.4	167.9	120.2
Expenses not allocated to product lines	(87.7)	(71.8)	(51.7)
Operating earnings before taxes	553.2	550.8	459.5
Income tax expense on operating income	114.0	121.5	103.4
Net operating income	$439.2	$429.3	$356.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	2025	2024	2023
Total segment revenues	$4,511.5	$4,467.7	$4,144.6
Total investment gains (losses)	(54.7)	(49.9)	(69.0)
Revenues related to earnings attributable to VIEs	23.7	31.7	71.2
Fee revenue related to divested business	6.9	—	—
Consolidated revenues	4,487.4	4,449.5	4,146.8

Total segment expenses	3,958.4	3,916.9	3,685.1
Insurance policy benefits - fair value changes in embedded derivative liabilities	64.0	(46.3)	29.9
Expenses attributable to VIEs	25.0	36.9	70.5
Fair value changes related to agent deferred compensation plan	1.7	(6.6)	3.5
Expenses related to TechMod initiative	20.3	—	—
Goodwill and other asset impairment	101.9	—	—
Expenses related to divested business	24.2	—	—
Other expenses	(1.5)	8.7	1.0
Consolidated expenses	4,194.0	3,909.6	3,790.0
Income before tax	293.4	539.9	356.8
Income tax expense	64.1	119.1	80.3
Net income	$229.3	$420.8	$276.5

Segment balance sheet information was as follows (dollars in millions):

	2025	2024
Assets:
Annuity	$13,692.5	$13,001.4
Health	9,367.1	9,116.7
Life	4,331.3	4,194.7
Investments not allocated to product lines	10,879.8	10,599.1
Assets of our non-life companies included in the fee income segment	161.0	257.7
Assets of our other non-life companies	358.9	679.7
Total assets	$38,790.6	$37,849.3
Liabilities:
Annuity	$14,445.0	$13,539.6
Health	9,573.7	9,490.7
Life	4,448.9	4,311.2
Liabilities associated with investments not allocated to product lines (a)	7,425.3	7,541.1
Liabilities of our non-life companies included in the fee income segment	50.5	37.0
Liabilities of our other non-life companies	209.0	414.5
Total liabilities	$36,152.4	$35,334.1
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

	Three months ended
2025	March 31	June 30	September 30	December 31
Revenues	$1,004.1	$1,151.5	$1,188.7	$1,143.1
Income before income taxes	$27.8	$118.0	$36.2	$111.4
Income tax expense	6.3	26.2	13.1	18.5
Net income	$21.5	$91.8	$23.1	$92.9
Earnings per common share:
Basic:
Net income	$0.21	$0.93	$0.24	$0.98
Diluted:
Net income	$0.21	$0.91	$0.24	$0.95

2024	March 31	June 30	September 30	December 31
Revenues	$1,156.5	$1,066.2	$1,129.6	$1,097.2
Income before income taxes	$146.2	$150.6	$11.0	$232.1
Income tax expense	33.9	34.3	1.7	49.2
Net income	$112.3	$116.3	$9.3	$182.9
Earnings per common share:
Basic:
Net income	$1.03	$1.08	$0.09	$1.78
Diluted:
Net income	$1.01	$1.06	$0.09	$1.74

17. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of the VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of commercial bank loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The scheduled repayments of the remaining principal balance of the borrowings related to the VIEs are estimated as follows: $56.7 million in 2030 and $217.7 million in 2031 and thereafter. The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Interest expense of $23.5 million, $34.7 million and $68.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, was recognized related to total borrowings related to the VIEs.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
Certain of our subsidiaries are noteholders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

During 2025, two VIEs were liquidated, which resulted in approximately $4.8 million of realized losses related to sales of invested assets as well as a $1.5 million gain on extinguishment of debt. The impact to net income was $(3.3) million on our consolidated statement of operations for the year ended December 31, 2025. These liquidations largely resulted in a decrease in invested assets and cash of $182.6 million and $59.0 million, respectively, and a decrease in borrowings related to variable interest entities of $222.6 million. In addition, a VIE purchased $38.4 million of additional invested assets during 2025, which along with the settlement of approximately $208.6 million of investment payables from the prior year, resulted in a decrease in cash of $247.1 million on our consolidated balance sheet as of December 31, 2025.

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated (dollars in millions):

	December 31, 2025
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$293.0	$—	$293.0
Other invested assets, affiliated	—	(107.8)	(107.8)
Cash and cash equivalents held by variable interest entities	27.4	—	27.4
Accrued investment income	1.0	—	1.0
Income tax assets, net	16.0	—	16.0
Other assets	0.6	(0.2)	0.4
Total assets	$338.0	$(108.0)	$230.0
Liabilities:
Other liabilities	$16.7	$(0.9)	$15.8
Borrowings related to variable interest entities	274.4	—	274.4
Notes payable of VIEs held by subsidiaries	107.8	(107.8)	—
Total liabilities	$398.9	$(108.7)	$290.2

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

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	2025	2024	2023
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$23.4	$40.9	$85.2
Fee revenue and other income	0.3	2.6	4.4
Total revenues	23.7	43.5	89.6
Expenses:
Interest expense	23.5	34.7	68.7
Gain on extinguishment of borrowings related to variable interest entities	(1.5)	—	—
Other operating expenses	3.0	2.2	1.8
Total expenses	25.0	36.9	70.5
Income before net investment losses and income taxes	(1.3)	6.6	19.1
Net investment losses	(6.5)	(16.9)	(4.4)
Income before income taxes	$(7.8)	$(10.3)	$14.7

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors. At December 31, 2025, such investments had an amortized cost of $294.1 million; gross unrealized gains of $0.9 million; gross unrealized losses of $1.4 million; an allowance for credit losses of $0.6 million; and an estimated fair value of $293.0 million. The estimated fair value of the below-investment grade portfolio was $282.0 million, or 99 percent of the amortized cost. At December 31, 2025, the amortized cost of the below-investment grade investments held by the VIEs was $283.1 million, or 96 percent of the VIEs' investment portfolio.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following table summarizes changes in the allowance for credit losses related to investments held by VIEs for each of the three years ended December 31, 2025 (dollars in millions):

Corporate securities
Allowance at December 31, 2022	$5.5
Additions for securities for which credit losses were not previously recorded	0.8
Additions (reductions) for securities where an allowance was previously recorded	(0.3)
Reduction for securities disposed during the period	(2.9)
Allowance at December 31, 2023	3.1
Additions for securities for which credit losses were not previously recorded	0.8
Additions (reductions) for securities where an allowance was previously recorded	1.9
Reduction for securities disposed during the period	(4.5)
Allowance at December 31, 2024	1.3
Additions for securities for which credit losses were not previously recorded	1.4
Additions (reductions) for securities where an allowance was previously recorded	1.5
Reduction for securities disposed during the period	(3.6)
Allowance at December 31, 2025	$0.6

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at December 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	130.2	129.2
Due after five years through ten years	163.9	163.8
Total	$294.1	$293.0

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at December 31, 2025, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	87.2	86.0
Due after five years through ten years	76.8	76.0
Total	$164.0	$162.0

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
___________________
The following summarizes the investments sold at a loss during 2025, which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$0.9	$0.6
Greater than or equal to 6 months and less than 12 months prior to sale	6	4.6	2.6
Greater than 12 months prior to sale	3	2.9	1.2
		$8.4	$4.4

As of December 31, 2025, there was one investment with an amortized cost of $0.4 million and a fair value of $0.3 million held by the VIEs rated below-investment grade not deemed to have a credit loss with an unrealized loss of $0.1 million which has been continuously in an unrealized loss position exceeding 20 percent of the cost basis for less than six months.

During 2025, the VIEs recognized net investment losses of $6.5 million which were comprised of: (i) $7.2 million of net losses from the sales of fixed maturities; and (ii) a $0.7 million decrease in the allowance for credit losses. Such net investment losses included gross realized losses of $7.6 million from the sale of $95.5 million of investments. Sales activity in 2025 was partially driven by the liquidation of two collateralized loan trusts.

During 2024, the VIEs recognized net investment losses of $16.9 million which were comprised of: (i) $18.7 million of net losses from the sales of fixed maturities; and (ii) a $1.8 million decrease in the allowance for credit losses. Such net investment losses included gross realized losses of $23.8 million from the sale of $199.6 million of investments.

During 2023, the VIEs recognized net investment losses of $4.4 million which were comprised of: (i) $6.8 million of net losses from the sales of fixed maturities; and (ii) a $2.4 million increase in the allowance for credit losses. Such net investment losses included gross realized losses of $6.9 million from the sale of $18.5 million of investments.

At December 31, 2025, there were no fixed maturity investments held by the VIEs in default.

At December 31, 2025, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $86.7 million and gross unrealized losses of $0.9 million that had been in an unrealized loss position for less than twelve months; and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $34.2 million and gross unrealized losses of $0.3 million that had been in an unrealized loss position for greater than twelve months.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

During the three months ended December 31, 2025, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of shares of the Company's common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company's policies regarding transactions in the Company's securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement

Scott L. Goldberg	November 6, 2025	November 6, 2026	22,120
President Consumer Division
_________
(a)    Trading arrangement will terminate on the earlier of the date: (i) stated in this column; (ii) on which the aggregate number of shares has been sold; or (iii) on which the individual gives the designated agent notice to terminate.

During the three months ended December 31, 2025, other than the individual included in the table above, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

On February 23, 2026, the Company and Gary C. Bhojwani entered into a Third Amendment to Mr. Bhojwani’s Amended and Restated Employment Agreement (the “Employment Agreement”) to clarify in Section 5(b) that Mr. Bhojwani’s maximum annual bonus opportunity is “200% of the Target Bonus” in alignment with the administration of the Company’s Amended and Restated Pay for Performance Incentive Plan and the original intent of the provision.

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

Insider Trading Policies and Procedures

We have adopted an Insider Securities Trading Policy governing the purchase, sale and other dispositions of the Company's securities by our directors, officers and employees. Our Insider Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and the New York Stock Exchange listing standards. In addition, our Insider Securities Trading Policy includes provisions regarding the Company trading in its own securities. A copy of our Insider Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION.

As a result of the revision of our previously issued audited consolidated financial statements as of and for the year ended December 31, 2024, as described in the "Revision of Prior Period Amounts" section of Note 2 in this Form 10-K, the Company conducted a recovery analysis for the relevant period, as contemplated by Rule 10D-1 under the Exchange Act, New York Stock Exchange Listing Standards, and in accordance with the Company's Clawback Policy. Based on this analysis, the Company's Human Resources and Compensation Committee concluded that no recovery of incentive-based compensation was required as a result of the revision because no paid-out incentive-based compensation was impacted by the revised items during the relevant recovery period, and thus, there was no erroneously awarded compensation.

We will provide any additional information that is responsive to this Item 11. in our definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report. That information is incorporated by reference into this Item 11., other than disclosure under the heading "Pay versus Performance" information responsive to Item 402(v) of Regulation S-K of SEC rules.

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
2.1
Master Transaction Agreement, dated August 1, 2018, by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed August 2, 2018.

3.1
Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated July 31, 2025, incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc., dated August 7, 2024, incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

3.3
Certificate of Designations of Series F Junior Participating Preferred Stock of CNO Financial Group, Inc., incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed November 13, 2023.

4.1	Description of the registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

4.2	Form of specimen stock certificate for common stock, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed May 12, 2010.

4.3
Fifth Amended and Restated Section 382 Rights Agreement, dated November 10, 2023, between CNO Financial Group, Inc. and Equiniti Trust Company, LLC as rights agent, which includes the Certificate of Designations for the Series F Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed November 13, 2023.

4.4
Indenture, dated June 12, 2019, between CNO Financial Group, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) as trustee, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed June 12, 2019.

4.5
First Supplemental Indenture, dated June 12, 2019, by and between CNO Financial Group, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) as trustee, relating to the 5.250% Senior Notes due 2029, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed June 12, 2019.

4.6	Form of 5.250% Senior Notes due 2029 (included as Exhibit A to Exhibit 4.5 above).

4.7
Second Supplemental Indenture, dated November 25, 2020, by and between CNO Financial Group, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) as trustee, relating to the 5.125% Subordinated Debentures due 2060, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed November 25, 2020.

4.8	Form of 5.125% Subordinated Debentures due 2060 (included as Exhibit A to Exhibit 4.7 above).

4.9
Third Supplemental Indenture, dated May 13, 2024, by and between CNO Financial Group, Inc. and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association) as trustee, relating to the 6.450% Senior Notes due 2034, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed May 13, 2024.

4.10	Form of 6.450% Senior Notes due 2034 (included as Exhibit A to Exhibit 4.9 above).

10.1
Sixth Amendment and Restatement Agreement, dated May 8, 2025, among CNO Financial Group, Inc., the lenders party thereto and KeyBank National Association as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed May 12, 2025.

10.2
Coinsurance and Administration Agreement, dated January 1, 2007, between Conseco Insurance Company and Reassure America Life Insurance Company, incorporated by reference to Exhibit 10.34 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

10.3
Coinsurance Agreement, dated September 27, 2018, by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 2, 2018.

10.4
Trust Agreement, dated September 27, 2018, by and among Bankers Life and Casualty Company, Wilton Reassurance Company and Citibank, N.A., incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 2, 2018.

10.5
Administrative Services Agreement, dated September 27, 2018, by and between Bankers Life and Casualty Company and Wilton Reassurance Company, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed October 2, 2018.

10.6*	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.7*	CNO Financial Group, Inc. Amended and Restated Long-Term Incentive Plan, dated May 8, 2025, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed May 12, 2025.

10.8*
Form of stock option agreement for 2017 and 2018 under Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

10.9*	Form of stock option agreement for 2019, incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the year ended December 31, 2018.

10.10*
Form of restricted stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.11*
Form of restricted stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.12*
Form of restricted stock unit award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

10.13*
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

10.15*
Form of executive leadership group restricted stock unit award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

10.18*
Form of performance share award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

10.19*
Form of executive leadership group performance stock unit award agreement for 2023 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10.20*
Form of executive leadership group performance stock unit award agreement for 2024 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

10.21*
Form of executive leadership group performance share award agreement for 2025 under the Amended and Restated Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

10.22*
Form of Indemnification Agreement among the Corporation, CDOC, Inc., CNO Services, LLC (formerly Conseco Services, LLC) and each director of the Corporation, incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 2008.

10.23*	CNO Deferred Compensation Plan (Amended and Restated Effective January 1, 2017), incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.24*
First Amendment to the CNO Deferred Compensation Plan (Amended and Restated Effective January 1, 2017), incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.25*
Second Amendment to the CNO Deferred Compensation Plan (Amended and Restated Effective January 1, 2017), effective January 1, 2020, incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.26*
Third Amendment to the CNO Deferred Compensation Plan (Amended and Restated Effective January 1, 2017), effective January 1, 2021,incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.27*
Fourth Amendment to the CNO Deferred Compensation Plan (Amended and Restated Effective January 1, 2017), effective January 1, 2026, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10.28*	CNO Board of Directors Deferred Compensation Plan (Effective January 1, 2017), incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2016.

10.29*
First Amendment to the CNO Board of Directors Deferred Compensation Plan (Effective January 1, 2017), effective January 1, 2021, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended December 31, 2020.

10.30*
Amended and Restated Employment Agreement, dated August 6, 2019, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on August 8, 2019.

10.31*
Amendment to Amended and Restated Employment Agreement, dated November 12, 2020, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 12, 2020.

10.32*
Second Amendment to the Amended and Restated Employment Agreement, dated November 10, 2023, between CNO Financial Group, Inc. and Gary C. Bhojwani, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 13, 2023.

10.33*	Third Amendment to the Amended and Restated Employment Agreement, dated February 23, 2026, between CNO Financial Group, Inc. and Gary C. Bhojwani.

10.34*
Form of Confidential Information and Nonsolicitation Agreement between CNO Financial Group, Inc. and each of Yvonne Franzese, Eric Johnson, Joel Koehneman, Jeanne Linnenbringer, Paul McDonough, Michael Mead, Rocco Tarasi, Jeremy Williams and Matthew Zimpfer, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed August 8, 2019.

10.35*
Form of Confidential Information, Noncompetition and Nonsolicitation Agreement between CNO Financial Group, Inc. and each of Scott Goldberg and Karen DeToro, incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed August 8, 2019.

10.36*
Form of Officer Acknowledgement and Agreement Pertaining to CNO Financial Group, Inc. Clawback Policy, incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10.37*
CNO Services, LLC Executive Severance Pay Plan, restated effective September 1, 2023, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

10.38*	CNO Financial Group, Inc. 2020 Amended and Restated Pay For Performance Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed August 12, 2020.

19.1	CNO Financial Group, Inc. Insider Securities Trading Policy. incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K for the year ended December 31, 2024.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of the Chief Executive Officer of CNO Financial Group, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CNO Financial Group, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	CNO Financial Group, Inc. Clawback Policy, incorporated by reference to Exhibit 97.1 of our Annual Report on Form 10-K for the year ended December 31, 2023.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Identifies a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated:  February 24, 2026

By:	/s/ Gary C. Bhojwani
Gary C. Bhojwani
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title (Capacity)	Date
/s/ GARY C. BHOJWANI	Director and Chief Executive Officer	February 24, 2026
Gary C. Bhojwani	(Principal Executive Officer)

/s/ PAUL H. MCDONOUGH	Executive Vice President	February 24, 2026
Paul H. McDonough	and Chief Financial Officer
(Principal Financial Officer)

/s/ JOEL T. KOEHNEMAN	Senior Vice President	February 24, 2026
Joel T. Koehneman	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ ARCHIE M. BROWN	Director	February 24, 2026
Archie M. Brown

/s/ DAVID B. FOSS	Director	February 24, 2026
David B. Foss

/s/ LINDA T. GIBSON	Director	February 24, 2026
Linda T. Gibson

/s/ MARY R. NINA HENDERSON	Director	February 24, 2026
Mary R. Nina Henderson

/s/ADRIANNE B. LEE	Director	February 24, 2026
Adrianne B. Lee

/s/ DANIEL R. MAURER	Director	February 24, 2026
Daniel R. Maurer

/s/ CHETLUR S. RAGAVAN	Director	February 24, 2026
Chetlur S. Ragavan

/s/ STEVEN E. SHEBIK	Director	February 24, 2026
Steven E. Shebik

/s/ JESSICA A. TURNER	Director	February 24, 2026
Jessica A. Turner

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Balance Sheet
as of December 31, 2025 and 2024
(Dollars in millions)

ASSETS
	2025	2024
Fixed maturities, available for sale, at fair value (amortized cost: 2025 - $0; 2024 - $500.2)	$—	$518.6
Cash and cash equivalents - unrestricted	412.3	355.8
Investment in wholly-owned subsidiaries*	3,808.0	3,777.8
Income tax assets, net	51.8	64.6
Receivable from subsidiaries*	65.3	38.0
Other assets	10.1	18.5
Total assets	$4,347.5	$4,773.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable	$1,335.6	$1,833.5
Payable to subsidiaries*	330.5	389.4
Other liabilities	43.2	35.2
Total liabilities	1,709.3	2,258.1
Commitments and Contingencies
Shareholders' equity:
Common stock and additional paid-in capital ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: 2025 - 94,484,339; 2024 - 101,618,957)	1,337.2	1,633.5
Accumulated other comprehensive loss	(1,115.0)	(1,371.4)
Retained earnings	2,416.0	2,253.1
Total shareholders' equity	2,638.2	2,515.2
Total liabilities and shareholders' equity	$4,347.5	$4,773.3
* Eliminated in consolidation

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Operations
for the years ended December 31, 2025, 2024 and 2023
(Dollars in millions)

	2025	2024	2023
Revenues:
Net investment income	$26.8	$37.0	$13.3
Net investment income - affiliated*	1.7	1.1	3.7
Net investment gains	—	—	0.1
Total revenues	28.5	38.1	17.1
Expenses:
Interest expense	92.5	91.8	62.7
Intercompany expenses*	18.8	13.4	8.4
Operating costs and expenses	58.6	37.7	63.2
Total expenses	169.9	142.9	134.3
Loss before income taxes and equity in undistributed earnings of subsidiaries	(141.4)	(104.8)	(117.2)
Income tax benefit	(27.7)	(25.7)	(32.2)
Loss before equity in undistributed earnings of subsidiaries	(113.7)	(79.1)	(85.0)
Equity in undistributed earnings of subsidiaries*	343.0	499.9	361.5
Net income	$229.3	$420.8	$276.5

* Eliminated in consolidation

The accompanying notes are an integral part
of the condensed financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE II

Condensed Financial Information of Registrant (Parent Company)

Statement of Cash Flows
for the years ended December 31, 2025, 2024 and 2023
(Dollars in millions)

	2025	2024	2023
Cash flows used by operating activities:	$(68.0)	$(65.1)	$(106.8)
Cash flows from investing activities:
Sales of investments	500.3	—	43.2
Purchases of investments	—	(499.8)	(6.5)
Net sales of trading securities	—	5.0	6.6
Dividends received from consolidated subsidiary*	250.0	—	150.0
Net cash provided (used) by investing activities	750.3	(494.8)	193.3
Cash flows from financing activities:
Issuance of notes payable, net	—	691.0	—
Payments on notes payable	(500.0)	—	—
Issuance of common stock	11.6	11.1	13.2
Payments to repurchase common stock	(331.4)	(300.2)	(166.1)
Common stock dividends paid	(66.2)	(67.7)	(68.1)
Issuance of notes payable to affiliates*	420.9	419.1	400.3
Payments on notes payable to affiliates*	(160.7)	(92.9)	(147.2)
Net cash (used) provided by financing activities	(625.8)	660.4	32.1
Net increase in cash and cash equivalents	56.5	100.5	118.6
Cash and cash equivalents, beginning of the year	355.8	255.3	136.7
Cash and cash equivalents, end of the year	$412.3	$355.8	$255.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV

Reinsurance
for the years ended December 31, 2025, 2024 and 2023
(Dollars in millions)

	2025	2024	2023
Life insurance inforce:
Direct	$33,198.6	$32,283.5	$31,335.5
Assumed	72.5	77.0	82.0
Ceded	(2,847.7)	(2,804.1)	(2,804.9)
Net insurance inforce	$30,423.4	$29,556.4	$28,612.6
Percentage of assumed to net	0.2%	0.3%	0.3%

	2025	2024	2023
Insurance policy income:
Direct	$2,538.3	$2,492.9	$2,468.5
Assumed	14.1	15.5	16.6
Ceded	(152.3)	(169.0)	(181.4)
Net premiums	$2,400.1	$2,339.4	$2,303.7
Percentage of assumed to net	0.6%	0.7%	0.7%