Form 10-Q
period 2026-03-31
CNO Financial Group, Inc.
filed 2026-05-07
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Shares of common stock outstanding as of April 30, 2026: 93,348,503

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	March 31, 2026	December 31, 2025

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: March 31, 2026 - $43.9 and December 31, 2025 - $36.0; amortized cost: March 31, 2026 - $26,081.4 and December 31, 2025 - $25,776.4)	$23,881.1	$23,886.8
Equity securities at fair value	332.8	389.2
Mortgage loans (net of allowance for credit losses: March 31, 2026 - $17.0 and December 31, 2025 - $20.9)	3,347.8	3,256.8
Policy loans	141.8	140.9
Trading securities	280.2	294.8
Investments held by variable interest entities (net of allowance for credit losses: March 31, 2026 - $1.0 and December 31, 2025 - $0.6; amortized cost: March 31, 2026 - $292.1 and December 31, 2025 - $294.1)	287.4	293.0
Other invested assets	1,695.1	1,737.0
Total investments	29,966.2	29,998.5
Cash and cash equivalents - unrestricted	1,129.5	956.1
Cash and cash equivalents held by variable interest entities	24.8	27.4
Accrued investment income	284.2	286.0
Present value of future profits	139.5	143.6
Deferred acquisition costs and sales inducements	2,441.3	2,397.3
Reinsurance receivables (net of allowance for credit losses: March 31, 2026 - $1.0 and December 31, 2025 - $1.0)	3,611.1	3,677.5
Income tax assets, net	748.9	713.3
Assets held in separate accounts	2.7	2.8
Other assets	615.2	588.1
Total assets	$38,963.4	$38,790.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2026	December 31, 2025

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$18,997.3	$18,912.6
Future policy benefits	11,722.2	11,898.0
Market risk benefit liability	58.1	48.1
Liability for life insurance policy claims	58.8	58.4
Unearned and advanced premiums	225.2	228.0
Liabilities related to separate accounts	2.7	2.8
Other liabilities	1,098.6	952.8
Investment borrowings	2,691.7	2,441.7
Borrowings related to variable interest entities	274.4	274.4
Notes payable – direct corporate obligations	1,336.0	1,335.6
Total liabilities	36,465.0	36,152.4
Commitments and Contingencies (Note 14)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: March 31, 2026 – 93,795,306; December 31, 2025 – 94,484,339)	0.9	0.9
Additional paid-in capital	1,277.8	1,336.3
Accumulated other comprehensive loss	(1,217.6)	(1,115.0)
Retained earnings	2,437.3	2,416.0
Total shareholders' equity	2,498.4	2,638.2
Total liabilities and shareholders' equity	$38,963.4	$38,790.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended
	March 31,
	2026	2025

Revenues:
Insurance policy income	$673.4	$650.7
Net investment income:
General account assets	395.0	375.1
Policyholder and other special-purpose portfolios	(64.9)	(63.6)
Investment losses:
Realized investment losses	(7.8)	(3.8)
Other investment losses	(14.9)	(3.0)
Total investment losses	(22.7)	(6.8)
Fee revenue and other income	48.8	48.7
Total revenues	1,029.6	1,004.1
Benefits and expenses:
Insurance policy benefits	576.6	570.0
Liability for future policy benefits remeasurement gain	(6.5)	(12.2)
Change in fair value of market risk benefits	10.7	15.3
Interest expense	50.9	62.0
Amortization of deferred acquisition costs and present value of future profits	74.2	67.4
Gain on extinguishment of borrowings related to variable interest entities	—	(1.5)
Other operating costs and expenses	275.3	275.3
Total benefits and expenses	981.2	976.3
Income before income taxes	48.4	27.8
Income tax expense	10.7	6.3
Net income	$37.7	$21.5
Earnings per common share:
Basic:
Weighted average shares outstanding	94,078,000	100,743,000
Net income	$0.40	$0.21
Diluted:
Weighted average shares outstanding	96,139,000	103,070,000
Net income	$0.39	$0.21

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2026	2025

Net income	$37.7	$21.5
Other comprehensive income (loss), before tax:
Unrealized (losses) gains on investments	(324.6)	229.4
Adjustment to discount rate for liability for future policy benefits	172.1	(68.8)
Adjustment to instrument-specific credit risk for market risk benefits	0.7	1.7
Reclassification adjustments:
For net realized investment losses included in net income	18.8	7.1
Other comprehensive income (loss) before tax	(133.0)	169.4
Income tax benefit (expense) related to items of accumulated other comprehensive income	30.4	(37.1)
Other comprehensive income (loss), net of tax	(102.6)	132.3
Comprehensive income (loss)	$(64.9)	$153.8

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2024	101,619	$1.0	$1,632.5	$(1,371.4)	$2,253.1	$2,515.2
Net income	—	—	—	—	21.5	21.5
Other comprehensive income, net of tax	—	—	—	132.3	—	132.3
Common stock repurchased	(2,482)	—	(99.9)	—	—	(99.9)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	757	—	2.4	—	—	2.4
Balance, March 31, 2025	99,894	$1.0	$1,535.0	$(1,239.1)	$2,258.2	$2,555.1

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2025	94,484	$0.9	$1,336.3	$(1,115.0)	$2,416.0	$2,638.2
Net income	—	—	—	—	37.7	37.7
Other comprehensive loss, net of tax	—	—	—	(102.6)	—	(102.6)
Common stock repurchased	(1,435)	—	(60.0)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(16.4)	(16.4)
Employee benefit plans, net of shares used to pay tax withholdings	746	—	1.5	—	—	1.5
Balance, March 31, 2026	93,795	$0.9	$1,277.8	$(1,217.6)	$2,437.3	$2,498.4

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Insurance policy income	$613.3	$589.8
Net investment income	387.8	360.3
Fee revenue and other income	60.9	62.1
Insurance policy benefits	(414.4)	(407.6)
Interest expense	(32.4)	(34.1)
Deferrable policy acquisition costs and sales inducements	(114.1)	(114.1)
Other operating costs	(336.4)	(322.2)
Income taxes	(15.9)	2.5
Net cash provided by operating activities	148.8	136.7
Cash flows from investing activities:
Sales of investments	3,896.0	462.9
Maturities and redemptions of investments	758.7	642.0
Purchases of investments	(4,834.2)	(1,639.7)
Other, net	(4.6)	(3.4)
Net cash used by investing activities	(184.1)	(538.2)
Cash flows from financing activities:
Issuance of common stock	5.6	6.5
Payments to repurchase common stock	(73.3)	(110.3)
Common stock dividends paid	(17.1)	(16.9)
Payments on financing arrangements	(4.0)	(3.7)
Amounts received for deposit products	560.7	574.2
Withdrawals from deposit products	(515.8)	(899.6)
Issuance of investment borrowings:
Federal Home Loan Bank	450.0	234.5
Payments on investment borrowings:
Federal Home Loan Bank	(200.0)	(234.6)
Related to variable interest entities	—	(121.5)
Net cash provided (used) by financing activities	206.1	(571.4)
Net increase (decrease) in cash and cash equivalents	170.8	(972.9)
Cash and cash equivalents - unrestricted and including held by variable interest entities, beginning of period	983.5	1,997.7
Cash and cash equivalents - unrestricted and including held by variable interest entities, end of period	$1,154.3	$1,024.8

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

The December 31, 2025 consolidated balance sheet data was derived from the audited consolidated financial statements included in our 2025 Annual Report on Form 10-K. Accordingly, these interim consolidated financial statements should be read together with the consolidated financial statements included in our 2025 Annual Report on Form 10-K.

When we prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions that significantly affect reported amounts of various assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods.  For example, we use significant estimates and assumptions to calculate values for deferred acquisition costs, the present value of future profits, fair value measurements of certain investments (including derivatives), allowance for credit losses and other-than-temporary impairments of investments, assets and liabilities related to income taxes, liabilities for insurance products, liabilities related to litigation, guaranty fund assessment accruals, and fee revenue.  If our future experience differs from these estimates and assumptions, our financial statements could be materially affected.

The accompanying financial statements are unaudited and include the accounts of the Company and its subsidiaries. Our consolidated financial statements exclude transactions between us and our consolidated affiliates, or among our consolidated affiliates.

Goodwill and Intangible Assets

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022). In April 2019, we acquired Web Benefits Design Corporation ("WBD"), which was subsequently merged into Optavise during 2023. Optavise provides personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. Optavise goodwill and other intangible assets arising from the acquisitions were reflected in our Fee income segment.

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

Recently Adopted Accounting Standards

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This update provides a practical expedient for entities when estimating expected credit losses to assume that current conditions as of the balance sheet

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 should be applied prospectively. We have adopted this standard for the annual period ending December 31, 2026 and for interim reporting periods within this annual period (i.e., for the quarter period ending March 31, 2026). This standard was adopted prospectively and did not have an impact on our financial position or results of operations.

We adopted Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09") retrospectively effective January 1, 2025. ASU 2023-09 is intended to improve the effectiveness of income tax disclosures by requiring, among other things, the disclosure on an annual basis of: (i) specific categories in the rate reconciliation; and (ii) additional information for reconciling items that meet a quantitative threshold. In addition, ASU 2023-09 requires disclosure (on an annual basis) of the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The adoption of ASU 2023-09 modified our annual disclosures but did not have an impact on our financial position or results of operations.

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

Revision of Prior Period Amounts

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, certain amounts presented in the prior years’ consolidated statement of operations for the three months ended March 31, 2025, consolidated statement of shareholders’ equity as of March 31, 2025 and related footnotes thereto have been corrected to conform with the current period presentation.

The Company identified an immaterial overstatement of its policy holder account balances and insurance policy benefits recorded for the quarter ended March 31, 2025 related to the calculation of the embedded derivative for its flexible premium bonus indexed annuity product. This error caused the embedded derivative to be overstated by $10.1 million. The correction of this error had no impact on our statement of cash flows or segment results for the periods reported.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The Company assessed the materiality of the error on the prior period consolidated financial statements and determined that such financial statements were not materially misstated. Accordingly, the Company corrected these immaterial errors in this Quarterly Report on Form 10-Q. The following tables present the impact of the correction of the immaterial error related to the overstatement of insurance policy benefits recorded for the three months ended March 31, 2025 (in millions, except per share amounts):

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

At March 31, 2026, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$14,558.6	$39.6	$(1,578.6)	$(37.8)	$12,981.8
United States Treasury securities and obligations of United States government corporations and agencies	208.9	—	(32.5)	—	176.4
States and political subdivisions	3,250.8	21.4	(390.2)	(2.8)	2,879.2
Foreign governments	134.8	0.4	(13.4)	(1.0)	120.8
Asset-backed securities	1,844.1	7.8	(51.4)	(0.1)	1,800.4
Agency residential mortgage-backed securities	810.6	9.5	(0.9)	—	819.2
Non-agency residential mortgage-backed securities	1,556.2	32.7	(85.5)	—	1,503.4
Collateralized loan obligations	1,466.5	1.3	(4.2)	—	1,463.6
Commercial mortgage-backed securities	2,250.9	4.1	(116.5)	(2.2)	2,136.3
Total fixed maturities, available for sale	$26,081.4	$116.8	$(2,273.2)	$(43.9)	$23,881.1

At December 31, 2025, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$14,568.8	$137.1	$(1,413.2)	$(30.2)	$13,262.5
United States Treasury securities and obligations of United States government corporations and agencies	207.2	0.1	(30.2)	—	177.1
States and political subdivisions	3,311.4	25.1	(378.9)	(2.9)	2,954.7
Foreign governments	130.9	0.9	(10.7)	(0.6)	120.5
Asset-backed securities	1,780.8	14.0	(47.4)	(0.1)	1,747.3
Agency residential mortgage-backed securities	838.3	11.4	(0.2)	—	849.5
Non-agency residential mortgage-backed securities	1,639.1	37.5	(90.9)	—	1,585.7
Collateralized loan obligations	1,142.4	2.8	(2.7)	—	1,142.5
Commercial mortgage-backed securities	2,157.5	6.4	(114.7)	(2.2)	2,047.0
Total fixed maturities, available for sale	$25,776.4	$235.3	$(2,088.9)	$(36.0)	$23,886.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale at March 31, 2026 by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$258.3	$255.4
Due after one year through five years	2,220.8	2,205.6
Due after five years through ten years	3,001.3	2,966.1
Due after ten years	12,672.7	10,731.1
Subtotal	18,153.1	16,158.2
Structured securities	7,928.3	7,722.9
Total fixed maturities, available for sale	$26,081.4	$23,881.1

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at March 31, 2026 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$2,103.4	$(75.5)	$1,866.3	$(411.6)	$3,969.7	$(487.1)
United States Treasury securities and obligations of United States government corporations and agencies	18.9	(0.2)	153.3	(32.3)	172.2	(32.5)
States and political subdivisions	261.4	(9.9)	846.8	(136.5)	1,108.2	(146.4)
Foreign governments	8.1	(0.2)	17.4	(3.2)	25.5	(3.4)
Asset-backed securities	618.0	(5.1)	441.5	(45.5)	1,059.5	(50.6)
Agency residential mortgage-backed securities	100.6	(0.6)	13.7	(0.3)	114.3	(0.9)
Non-agency residential mortgage-backed securities	239.5	(1.7)	624.8	(83.9)	864.3	(85.6)
Collateralized loan obligations	772.4	(2.4)	72.9	(1.8)	845.3	(4.2)
Commercial mortgage-backed securities	605.8	(3.7)	1,008.8	(112.7)	1,614.6	(116.4)
Total fixed maturities, available for sale	$4,728.1	$(99.3)	$5,045.5	$(827.8)	$9,773.6	$(927.1)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at December 31, 2025 (dollars in millions):

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

Based on management's current assessment of investments with unrealized losses at March 31, 2026, the Company believes the issuers of the securities will continue to meet their obligations.  We do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended March 31, 2026 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2025	$30.2	$5.8	$36.0
Additions for securities for which credit losses were not previously recorded	8.9	0.2	9.1
Additions for securities where an allowance was previously recorded	1.4	0.1	1.5
Reduction for securities disposed during the period	(2.7)	—	(2.7)
Allowance at March 31, 2026	$37.8	$6.1	$43.9

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At March 31, 2026, we held commercial mortgage loan investments with an amortized cost and fair value of $1,852.9 million and $1,752.6 million, respectively. At March 31, 2026, there were no commercial mortgage loans that were non-current or in the process of foreclosure.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of March 31, 2026 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2026	2025	2024	2023	2022	Prior	Total amortized cost	Commercial mortgage loans	Collateral
Less than 60%	$102.6	$303.1	$168.8	$197.4	$140.4	$545.4	$1,457.7	$1,385.5	$4,580.5
60% to less than 70%	—	88.6	15.0	17.7	37.4	25.7	184.4	175.4	279.8
70% to less than 80%	—	18.1	—	59.9	77.4	22.4	177.8	162.8	238.7
80% to less than 90%	—	10.0	—	—	13.4	—	23.4	21.5	29.0
90% to less than 100%	—	—	—	—	—	9.6	9.6	7.4	9.7
Total	$102.6	$419.8	$183.8	$275.0	$268.6	$603.1	$1,852.9	$1,752.6	$5,137.7
________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At March 31, 2026, we held residential mortgage loan investments with an amortized cost and fair value of $1,511.9 million and $1,527.8 million, respectively. We consider current or non-current loan status as our primary credit quality indicator in conjunction with other quantitative and qualitative factors. We define non-current loans as those that are 90 or more days past-due and/or in nonaccrual status. At March 31, 2026, there were 38 residential mortgage loans that were non-current with an amortized cost of $28.4 million (of which, 12 loans with an amortized cost of $8.0 million were in foreclosure).

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the period indicated (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Allowance at the beginning of the period	$20.9	$13.6
Increase (decrease) in provision for expected credit losses	(3.9)	6.5
Allowance at the end of the period	$17.0	$20.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$52.2	$1.0
Gross realized losses on sales of fixed maturities, available for sale	(56.3)	(2.8)
Equity securities, net	(1.9)	—
Other, net	(1.8)	(2.0)
Total realized investment losses	(7.8)	(3.8)
Change in allowance for credit losses and write-downs	(9.6)	(9.6)
Change in fair value of equity securities (a)	(2.0)	(2.5)
Other changes in fair value (b) (c)	(3.3)	9.1
Other investment losses	(14.9)	(3.0)
Total investment losses	$(22.7)	$(6.8)
_________________
(a)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(3.6) million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.
(b)    Other changes in fair value are comprised of (i) gains (losses) related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value, of $(2.9) million and $7.9 million for the three months ended March 31, 2026 and 2025, respectively; and (ii) the increase (decrease) in fair value of embedded derivatives related to a modified coinsurance agreement of $(0.4) million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(c)    Changes in the estimated fair value of fixed maturity investments with embedded derivatives that we have elected the fair value option (that are still held as of the end of the respective periods) were $(3.3) million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.

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

During the three months ended March 31, 2026, the $56.3 million of gross realized losses on sales of $1,657.1 million of fixed maturity securities, available for sale, primarily related to various lower-yielding corporate securities which were reinvested in higher-yielding securities and were largely offset by capital gains.

During the three months ended March 31, 2025, the $2.8 million of gross realized losses on sales of $230.3 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

At March 31, 2026, the amortized cost and carrying value of fixed maturities that were non-income producing were $5.7 million and $3.5 million, respectively.

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

•Level 3 – includes assets and liabilities valued using unobservable inputs that are used in model-based valuations that contain management assumptions.  Level 3 assets and liabilities include those financial instruments whose fair value is estimated based on broker-dealer quotes, pricing services or internally developed models or methodologies utilizing significant inputs not based on, or corroborated by, readily available market information.  Financial assets in this category include certain corporate securities, certain structured securities, mortgage loans, policy loans and other less liquid securities.  Financial liabilities in this category include our insurance liabilities for interest-sensitive products, which includes embedded derivatives and market risk benefit ("MRB") related to our fixed indexed annuity products, and funding agreements since their values include significant unobservable inputs, including actuarial assumptions.

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

Investments held by VIEs

Corporate securities are generally priced using market and income approaches using independent pricing services. Inputs generally consist of trades of identical or similar securities, quoted prices in active markets, issuer rating, benchmark yields, maturity, and credit spreads.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at March 31, 2026 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,821.9	$159.9	$12,981.8
United States Treasury securities and obligations of United States government corporations and agencies	—	176.4	—	176.4
States and political subdivisions	—	2,879.2	—	2,879.2
Foreign governments	—	120.8	—	120.8
Asset-backed securities	—	1,757.2	43.2	1,800.4
Agency residential mortgage-backed securities	—	819.2	—	819.2
Non-agency residential mortgage-backed securities	—	1,486.0	17.4	1,503.4
Collateralized loan obligations	—	1,463.6	—	1,463.6
Commercial mortgage-backed securities	—	2,132.8	3.5	2,136.3
Total fixed maturities, available for sale	—	23,657.1	224.0	23,881.1
Equity securities - corporate securities	174.4	55.4	73.9	303.7
Trading securities:
Corporate securities	—	3.0	—	3.0
Asset-backed securities	—	37.4	—	37.4
Agency residential mortgage-backed securities	—	87.4	—	87.4
Non-agency residential mortgage-backed securities	—	38.5	—	38.5
Collateralized loan obligations	—	9.6	—	9.6
Commercial mortgage-backed securities	—	104.3	—	104.3
Total trading securities	—	280.2	—	280.2
Investments held by variable interest entities - corporate securities	—	287.4	—	287.4
Other invested assets:
Derivatives	—	195.2	—	195.2
Residual tranches	—	—	4.5	4.5
Total other invested assets	—	195.2	4.5	199.7
Assets held in separate accounts	—	2.7	—	2.7
Total assets carried at fair value by category	$174.4	$24,478.0	$302.4	$24,954.8
Equity securities measured at net asset value				29.1
Total assets carried at fair value				$24,983.9

Liabilities:
Market risk benefit liability	$—	$—	$58.1	$58.1
Embedded derivatives associated with fixed indexed annuity products	—	—	1,564.2	1,564.2
Total liabilities carried at fair value	$—	$—	$1,622.3	$1,622.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2026 (dollars in millions):

	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Beginning of period	$171.8	$73.7	$4.2	$249.7
Gains (losses) included in net income	(0.8)	0.2	0.1	(0.5)
Gains (losses) included in accumulated other comprehensive loss	(0.7)	—	—	(0.7)
Purchases, sales, issuances and settlements (a)
Purchases	18.7	—	0.3	19.0
Sales	(1.1)	—	(0.1)	(1.2)
Transfers into Level 3 (b)	44.4	—	—	44.4
Transfers out of Level 3 (b)	(8.3)	—	—	(8.3)
End of period	$224.0	$73.9	$4.5	$302.4

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.8)	$0.2	$0.1	$(0.5)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(1.1)	$—	$—	$(1.1)
_________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the three months ended March 31, 2026.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended March 31, 2025 (dollars in millions):

	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Beginning of period	$155.9	$73.4	$95.4	$324.7
Gains (losses) included in net income	—	(0.1)	—	(0.1)
Gains (losses) included in accumulated other comprehensive loss	2.9	—	—	2.9
Purchases, sales, issuances and settlements (a)
Purchases	81.6	—	—	81.6
Sales	(14.8)	—	—	(14.8)
Transfers into Level 3 (b)	66.0	—	—	66.0
Transfers out of Level 3 (b)	(14.3)	—	(92.8)	(107.1)
End of period	$277.3	$73.3	$2.6	$353.2

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$0.1	$(0.1)	$—	$—
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$1.9	$—	$—	$1.9
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
(b)Transfers into Level 3 are the result of unobservable inputs utilized within valuation methodologies for assets that were previously valued using observable inputs. Transfers out of Level 3 are due to the use of observable inputs in valuation methodologies as well as the utilization of independent pricing service information for certain assets that the Company is able to validate. Transfers out of Level 3 other invested assets include $92.8 million of residual tranches that are valued based on our ownership share of the equity of the investee, as reported to us by the General Partner. These are not held at fair value and have been transferred out of Level 3.

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

At March 31, 2026, 74 percent of our Level 3 fixed maturities, available for sale, were investment grade and 71 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended
	March 31,
	2026	2025
Balance at beginning of the period	$1,600.6	$1,493.2
Premiums less benefits	(9.4)	(8.5)
Change in fair value, net	(27.0)	(2.8)
Balance at end of the period	$1,564.2	$1,481.9

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at March 31, 2026 (dollars in millions):

	Fair value at March 31, 2026	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (c)	$0.3	Recovery method	% Recovery expected	25.00%
Asset-backed securities (b)	7.4	Discounted cash flow analysis	Discount margins	1.63%
Asset-backed securities (c)	3.5	Recovery method	% Recovery expected	61.44%
Equity securities (d)	64.6	Market comparables	EBITDA multiples	11.3X
Total assets	$75.8
Liabilities:
Market risk benefit liability (e)	$58.1	Discounted cash flow analysis	Surrender rates	0.46% - 17.68% (3.44%)
			Partial withdrawal rates	0.00% - 3.00% (0.96%)
			Mortality	0.03% - 39.75% (3.63%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Non-performance risk spread	0.09% - 0.37% (N/A)
Embedded derivatives related to fixed indexed annuity products (f)	1,564.2	Discounted projected embedded derivatives	Surrender rates	0.46% - 23.36% (6.11%)
			Partial withdrawal rates	0.00% - 4.50% (2.78%)
			Mortality	0.03% - 39.75% (4.05%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Option budget	0.90% - 3.38% (2.64%)
			Non-performance risk spread	0.09% - 0.37% (N/A)
Total liabilities	$1,622.3
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at December 31, 2025 (dollars in millions):

	Fair value at December 31, 2025	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (c)	$0.5	Recovery method	% of recovery expected	50.00%
Asset-backed securities (b)	7.6	Discounted cash flow analysis	Discount margins	1.61%
Asset-backed securities (c)	3.5	Recovery method	% Recovery expected	61.24%
Equity securities (d)	64.5	Market comparables	EBITDA multiples	10.9X
Total assets	$76.1
Liabilities:
Market risk benefit liability (e)	$48.1	Discounted cash flow analysis	Surrender rates	0.46% - 17.68% (3.44%)
			Partial withdrawal rates	0.00% - 3.00% (0.96%)
			Mortality	0.03% - 39.75% (3.63%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Non-performance risk spread	0.09% - 0.31% (N/A)
Embedded derivatives related to fixed indexed annuity products (f)	1,600.6	Discounted projected embedded derivatives	Surrender rates	0.46% - 23.36% (6.11%)
			Partial withdrawal rates	0.00% - 4.50% (2.78%)
			Mortality	0.03% - 39.75% (4.05%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Option budget	0.90% - 3.38% (2.64%)
			Non-performance risk spread	0.09% - 0.31% (N/A)
Total liabilities	$1,648.7
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

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	March 31, 2026
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$3,280.4	$3,280.4	$3,347.8
Policy loans	—	—	141.8	141.8	141.8
Other invested assets:
Company-owned life insurance (a)	—	424.6	—	424.6	424.6
Cash and cash equivalents:
Unrestricted	1,129.5	—	—	1,129.5	1,129.5
Held by variable interest entities	24.8	—	—	24.8	24.8
Total	$1,154.3	$424.6	$3,422.2	$5,001.1	$5,068.5

Liabilities:
Policyholder account balances (b)	$—	$—	$17,433.1	$17,433.1	$17,433.1
Investment borrowings	—	2,693.1	—	2,693.1	2,691.7
Borrowings related to variable interest entities	—	275.7	—	275.7	274.4
Notes payable – direct corporate obligations	—	—	1,334.9	1,334.9	1,336.0
Total	$—	$2,968.8	$18,768.0	$21,736.8	$21,735.2
_________
(a)Includes $222.8 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2025 Annual Report on Form 10-K, and a $201.8 million investment in a COLI policy for key employees that is recorded in our general account assets.
(b)Policyholder account balances represent the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. This amount excludes the embedded derivatives related to fixed indexed annuity products, which are measured at fair value on a recurring basis.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2025
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$3,196.9	$3,196.9	$3,256.8
Policy loans	—	—	140.9	140.9	140.9
Other invested assets:
Company-owned life insurance (a)	—	420.9	—	420.9	420.9
Cash and cash equivalents:
Unrestricted	956.1	—	—	956.1	956.1
Held by variable interest entities	27.4	—	—	27.4	27.4
Total	$983.5	$420.9	$3,337.8	$4,742.2	$4,802.1

Liabilities:
Policyholder account balances (b)	$—	$—	$17,312.0	$17,312.0	$17,312.0
Investment borrowings	—	2,443.2	—	2,443.2	2,441.7
Borrowings related to variable interest entities	—	277.1	—	277.1	274.4
Notes payable – direct corporate obligations	—	1,365.7	—	1,365.7	1,335.6
Total	$—	$4,086.0	$17,312.0	$21,398.0	$21,363.7
_________
(a)Includes $222.3 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2025 Annual Report on Form 10-K, and a $198.6 million investment in a COLI policy for key employees that is recorded in our general account assets.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2026 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
Present value of expected net premiums ("PVENP"), beginning of period	$2,645.7	$3,661.6	$1,196.6	$2,213.7	$—	$9,717.6
Effect of changes in discount rate assumptions, beginning of period	107.6	111.5	(4.8)	42.9	—	257.2
Beginning PVENP at original discount rate	2,753.3	3,773.1	1,191.8	2,256.6	—	9,974.8
Effect of actual variances from expected experience	5.4	19.9	(17.4)	(26.2)	—	(18.3)
Adjusted beginning of period PVENP	2,758.7	3,793.0	1,174.4	2,230.4	—	9,956.5
Issuances	63.8	275.0	45.3	90.3	1.9	476.3
Interest accrual	30.5	41.6	14.0	23.9	—	110.0
Net premiums collected	(87.5)	(129.4)	(42.3)	(98.4)	(1.9)	(359.5)
Ending PVENP at original discount rate	2,765.5	3,980.2	1,191.4	2,246.2	—	10,183.3
Effect of changes in discount rate assumptions, end of period	(144.3)	(157.4)	(10.4)	(66.3)	—	(378.4)
PVENP, end of period	$2,621.2	$3,822.8	$1,181.0	$2,179.9	$—	$9,804.9

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,984.2	$3,864.0	$4,409.2	$4,677.8	$260.0	$19,195.2
Effect of changes in discount rate assumptions, beginning of period	359.2	120.6	10.5	199.5	11.1	700.9
Beginning PVEFPB at original discount rate	6,343.4	3,984.6	4,419.7	4,877.3	271.1	19,896.1
Effect of actual variances from expected experience	6.2	23.3	(24.7)	(30.7)	1.0	(24.9)
Adjusted beginning of period PVEFPB	6,349.6	4,007.9	4,395.0	4,846.6	272.1	19,871.2
Issuances	63.8	275.0	45.3	90.3	1.9	476.3
Interest accrual	73.4	44.0	57.8	53.5	3.2	231.9
Benefit payments	(102.9)	(132.8)	(72.4)	(118.7)	(7.0)	(433.8)
Ending PVEFPB at original discount rate	6,383.9	4,194.1	4,425.7	4,871.7	270.2	20,145.6
Effect of changes in discount rate assumptions, end of period	(462.3)	(168.4)	(92.6)	(266.0)	(15.7)	(1,005.0)
PVEFPB, end of period	$5,921.6	$4,025.7	$4,333.1	$4,605.7	$254.5	$19,140.6

Net liability for future policy benefits	$3,300.4	$202.9	$3,152.1	$2,425.8	$254.5	$9,335.7
Flooring impact	—	1.2	—	—	—	1.2
Adjusted net liability for future policy benefits	3,300.4	204.1	3,152.1	2,425.8	254.5	9,336.9
Related reinsurance recoverable	(1.7)	—	(378.7)	(152.2)	—	(532.6)
Net liability for future policy benefits, net of reinsurance recoverable	$3,298.7	$204.1	$2,773.4	$2,273.6	$254.5	$8,804.3

Adjusted net liability for future policy benefits	$9,336.9
Reserves excluded from rollforward (a)	2,287.9
Deferred liability	72.5
Future loss reserves (b)	24.9
Future policy benefits	$11,722.2
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the three months ended March 31, 2025 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
PVENP, beginning of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5
Effect of changes in discount rate assumptions, beginning of period	180.0	195.2	25.7	113.5	—	514.4
Beginning PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of actual variances from expected experience	(19.4)	33.3	(17.8)	(32.4)	—	(36.3)
Adjusted beginning of period PVENP	2,804.5	3,390.4	1,110.7	2,285.0	—	9,590.6
Issuances	108.3	157.3	43.1	91.8	1.6	402.1
Interest accrual	30.9	35.4	13.2	23.6	—	103.1
Net premiums collected	(90.0)	(116.8)	(40.6)	(99.9)	(1.6)	(348.9)
Ending PVENP at original discount rate	2,853.7	3,466.3	1,126.4	2,300.5	—	9,746.9
Effect of changes in discount rate assumptions, end of period	(154.3)	(157.9)	(13.9)	(86.4)	—	(412.5)
PVENP, end of period	$2,699.4	$3,308.4	$1,112.5	$2,214.1	$—	$9,334.4

PVEFPB, beginning of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0
Effect of changes in discount rate assumptions, beginning of period	516.6	211.5	94.1	333.3	16.2	1,171.7
Beginning PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of actual variances from expected experience	(22.6)	34.7	(20.8)	(40.7)	0.6	(48.8)
Adjusted beginning of period PVEFPB	6,322.2	3,621.8	4,313.4	4,863.2	281.3	19,401.9
Issuances	111.2	157.4	43.1	92.0	1.6	405.3
Interest accrual	73.2	37.9	57.0	52.6	3.2	223.9
Benefit payments	(104.1)	(123.4)	(73.0)	(122.5)	(7.2)	(430.2)
Ending PVEFPB at original discount rate	6,402.5	3,693.7	4,340.5	4,885.3	278.9	19,600.9
Effect of changes in discount rate assumptions, end of period	(465.5)	(171.3)	(60.9)	(283.0)	(16.5)	(997.2)
PVEFPB, end of period	$5,937.0	$3,522.4	$4,279.6	$4,602.3	$262.4	$18,603.7

Net liability for future policy benefits	$3,237.6	$214.0	$3,167.1	$2,388.2	$262.4	$9,269.3
Flooring impact	—	0.7	—	—	—	0.7
Adjusted net liability for future policy benefits	3,237.6	214.7	3,167.1	2,388.2	262.4	9,270.0
Related reinsurance recoverable	(1.2)	—	(368.1)	(166.4)	—	(535.7)
Net liability for future policy benefits, net of reinsurance recoverable	$3,236.4	$214.7	$2,799.0	$2,221.8	$262.4	$8,734.3

Adjusted net liability for future policy benefits	$9,270.0
Reserves excluded from rollforward (a)	2,406.7
Deferred liability	68.7
Future loss reserves (b)	27.6
Future policy benefits	$11,773.0
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

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Net liability, beginning of period	$48.1	$60.0
Effect of changes in the instrument-specific credit risk, beginning of period	0.9	1.4
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	49.0	61.4
Issuances	1.0	1.1
Interest accrual	0.6	0.8
Effect of changes in interest rates	—	5.8
Effect of changes in equity markets	(0.4)	2.0
Effect of changes in equity index volatility	9.6	6.8
Actual policyholder behavior different from expected behavior	(0.9)	(0.3)
Effect of changes in assumptions	0.8	(0.9)
Net liability, end of period, before effect of changes in the instrument-specific credit risk	59.7	76.7
Effect of changes in the instrument-specific credit risk, end of period	(1.6)	(3.1)
Net liability, end of period, net of reinsurance	$58.1	$73.6

Balance reported as an asset	$—	$—
Balance reported as a liability	58.1	73.6
Net liability	$58.1	$73.6

Net amount at risk	$14.2	$25.2
Weighted average attained age of contract holders	70	69

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Three months ended		Three months ended
	March 31,		March 31,
	2026	2025	2026	2025
Other annuities	$2.4	$2.0	$3.2	$3.2
Supplemental health	189.9	184.8	42.9	42.3
Medicare supplement	171.7	158.1	2.4	2.5
Long-term care	90.3	86.7	43.8	43.8
Traditional life	185.7	183.4	29.6	29.0
Total	$640.0	$615.0	$121.9	$120.8
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

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	March 31, 2026		March 31, 2025
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	305.0	254.5	324.1	262.4
Supplemental health
Expected future gross premiums	9,162.1	5,610.5	9,028.5	5,543.1
Expected future benefits and expenses	10,865.4	5,921.6	11,079.0	5,937.0
Medicare supplement
Expected future gross premiums	7,492.9	5,009.8	6,484.6	4,427.0
Expected future benefits and expenses	6,032.0	4,025.7	5,187.4	3,522.4
Long-term care
Expected future gross premiums	3,729.2	2,563.3	3,508.9	2,437.8
Expected future benefits and expenses	8,207.3	4,333.1	7,967.7	4,279.6
Traditional life
Expected future gross premiums	5,735.0	4,199.1	5,681.9	4,077.6
Expected future benefits and expenses	7,635.2	4,605.7	7,616.2	4,602.3
_____________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material for the three months ended March 31, 2026 and 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the weighted average durations (under locked-in discount rates) of the liability for future policy benefits in years:

	March 31, 2026	March 31, 2025
Other annuities	9.5	9.6
Supplemental health	10.5	11.3
Medicare supplement	5.3	6.3
Long-term care	10.8	10.8
Traditional life	10.0	10.2

The following table provides the weighted average interest rates for the liability for future policy benefits:

	March 31, 2026	March 31, 2025
Other annuities
Interest accretion rate	4.87%	4.80%
Current discount rate	5.63	5.63
Supplemental health
Interest accretion rate	4.95	4.97
Current discount rate	5.56	5.51
Medicare supplement
Interest accretion rate	4.19	4.31
Current discount rate	5.01	5.23
Long-term care
Interest accretion rate	5.63	5.66
Current discount rate	5.66	5.57
Traditional life
Interest accretion rate	4.82	4.78
Current discount rate	5.61	5.53

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Three months ended
	March 31, 2026
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$11,633.0	$1,637.5	$104.5	$1,383.2	$3,373.6	$348.7	$18,480.5
Issuances (funds collected from new business)	385.0	38.1	—	11.6	—	—	434.7
Premiums received (premiums collected from inforce business)	8.5	1.1	5.6	55.9	—	56.9	128.0
Policy charges	(6.9)	(0.5)	—	(51.3)	—	—	(58.7)
Surrenders and withdrawals	(260.3)	(40.1)	(8.0)	(9.8)	(24.2)	(62.6)	(405.0)
Benefit payments	(70.4)	(24.5)	(1.3)	(5.4)	—	—	(101.6)
Interest credited	89.8	11.6	0.5	16.7	35.6	0.6	154.8
Other	13.1	—	(0.1)	(0.5)	—	—	12.5
Policyholder account values, end of period excluding contracts 100% ceded	11,791.8	1,623.2	101.2	1,400.4	3,385.0	343.6	18,645.2
Policyholder account values, end of period for contracts 100% ceded	109.2	481.6	31.2	91.4	—	9.6	723.0
Amount of reserves above (below) policyholder account values (c)	(381.2)	—	—	10.3	—	—	(370.9)
Balance, end of period	$11,519.8	$2,104.8	$132.4	$1,502.1	$3,385.0	$353.2	$18,997.3

Balance, end of period, reinsurance ceded	(104.3)	(481.6)	(31.2)	(109.3)	—	(22.2)	(748.6)
Balance, end of period, net of reinsurance	$11,415.5	$1,623.2	$101.2	$1,392.8	$3,385.0	$331.0	$18,248.7

Weighted average crediting rate (d)	2.1%	2.7%	2.8%	4.5%	4.2%	0.8%

Cash surrender value, net of reinsurance	$11,031.0	$1,574.2	$101.2	$1,152.7	$—	$331.0
_______________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $31,223.8 million at the balance sheet date.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended
	March 31, 2025
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$10,766.3	$1,646.6	$107.4	$1,321.8	$3,021.2	$359.1	$17,222.4
Issuances (funds collected from new business)	383.6	50.9	—	9.7	—	—	444.2
Premiums received (premiums collected from inforce business)	3.9	0.7	6.7	55.0	—	65.4	131.7
Policy charges	(6.8)	(0.4)	—	(49.9)	—	—	(57.1)
Surrenders and withdrawals	(233.2)	(41.4)	(8.6)	(10.0)	(419.8)	(69.3)	(782.3)
Benefit payments	(72.6)	(28.4)	(1.2)	(6.5)	—	—	(108.7)
Interest credited	96.4	12.7	0.6	17.6	27.1	0.6	155.0
Other	14.5	—	0.1	(0.1)	—	—	14.5
Policyholder account values, end of period excluding contracts 100% ceded	10,952.1	1,640.7	105.0	1,337.6	2,628.5	355.8	17,019.7
Policyholder account values, end of period for contracts 100% ceded	121.6	527.3	28.0	96.5	—	10.0	783.4
Amount of reserves above (below) policyholder account values (c)	(494.1)	—	—	5.3	—	—	(488.8)
Policyholder account balance, end of period	$10,579.6	$2,168.0	$133.0	$1,439.4	$2,628.5	$365.8	$17,314.3

Balance, end of period, reinsurance ceded	(114.0)	(527.3)	(28.0)	(114.4)	—	(23.3)	(807.0)
Balance, end of period, net of reinsurance	$10,465.6	$1,640.7	$105.0	$1,325.0	$2,628.5	$342.5	$16,507.3

Weighted average crediting rate (d)	2.1%	2.9%	2.7%	5.4%	4.1%	0.8%

Cash surrender value, net of reinsurance	$10,233.1	$1,598.5	$105.0	$1,090.2	$—	$342.5
_________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $29,764.8 million at the balance sheet date.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	March 31, 2026
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$95.1	$190.0	$353.4	$77.0	$715.5
3.00%-4.99%	1,214.7	97.7	0.6	—	1,313.0
5.00% and greater	76.3	—	—	—	76.3
Subtotal	1,386.1	287.7	354.0	77.0	2,104.8
Other annuities
0.00%-2.99%	20.7	19.4	—	—	40.1
3.00%-4.99%	57.4	—	—	—	57.4
5.00% and greater	34.9	—	—	—	34.9
Subtotal	113.0	19.4	—	—	132.4
Interest-sensitive life
0.00%-2.99%	18.9	—	0.5	778.7	798.1
3.00%-4.99%	372.6	92.6	205.5	3.0	673.7
5.00% and greater	19.8	0.2	—	—	20.0
Subtotal	411.3	92.8	206.0	781.7	1,491.8
Other
0.00%-2.99%	15.8	317.1	—	—	332.9
3.00%-4.99%	20.0	—	—	—	20.0
5.00% and greater	0.3	—	—	—	0.3
Subtotal	36.1	317.1	—	—	353.2
Total
0.00%-2.99%	150.5	526.5	353.9	855.7	1,886.6
3.00%-4.99%	1,664.7	190.3	206.1	3.0	2,064.1
5.00% and greater	131.3	0.2	—	—	131.5
Total policyholder account balances, excluding fixed indexed annuities	$1,946.5	$717.0	$560.0	$858.7	$4,082.2
Fixed indexed annuity account balances					11,901.0
Funding agreements					3,385.0
Total policyholder account values					19,368.2
Amount of reserves above (below) policyholder account values					(370.9)
Total policyholder account balances					$18,997.3
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

	March 31, 2025
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$88.3	$188.6	$282.3	$59.2	$618.4
3.00%-4.99%	1,230.5	34.8	174.4	27.1	1,466.8
5.00% and greater	82.8	—	—	—	82.8
Subtotal	1,401.6	223.4	456.7	86.3	2,168.0
Other annuities
0.00%-2.99%	24.9	22.4	—	—	47.3
3.00%-4.99%	48.0	—	—	—	48.0
5.00% and greater	37.7	—	—	—	37.7
Subtotal	110.6	22.4	—	—	133.0
Interest-sensitive life
0.00%-2.99%	15.8	—	0.4	731.6	747.8
3.00%-4.99%	366.3	112.1	185.1	1.6	665.1
5.00% and greater	20.6	0.5	—	—	21.1
Subtotal	402.7	112.6	185.5	733.2	1,434.0
Other
0.00%-2.99%	16.5	327.9	—	—	344.4
3.00%-4.99%	21.1	—	—	—	21.1
5.00% and greater	0.3	—	—	—	0.3
Subtotal	37.9	327.9	—	—	365.8
Total
0.00%-2.99%	145.5	538.9	282.7	790.8	1,757.9
3.00%-4.99%	1,665.9	146.9	359.5	28.7	2,201.0
5.00% and greater	141.4	0.5	—	—	141.9
Total policyholder account balances, excluding fixed indexed annuities	$1,952.8	$686.3	$642.2	$819.5	$4,100.8
Fixed indexed annuity account balances					11,073.8
Funding agreements					2,628.5
Total policyholder account values					17,803.1
Amount of reserves above (below) policyholder account values					(488.8)
Total policyholder account balances					$17,314.3
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

5. DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Three months ended
	March 31, 2026
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$497.4	$41.8	$473.5	$162.9	$165.3	$277.5	$592.2	$10.1	$2,220.7
Capitalizations	25.4	2.3	17.7	10.3	8.3	9.4	26.9	0.3	100.6
Amortization expense	(17.3)	(1.7)	(10.0)	(6.2)	(4.2)	(4.6)	(18.7)	(1.1)	(63.8)
End of period	$505.5	$42.4	$481.2	$167.0	$169.4	$282.3	$600.4	$9.3	$2,257.5

	Three months ended
	March 31, 2025
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4
Capitalizations	24.6	3.5	17.9	7.2	6.9	8.5	30.7	—	99.3
Amortization expense	(15.6)	(1.6)	(9.2)	(6.3)	(3.8)	(4.1)	(16.4)	(0.8)	(57.8)
End of period	$459.0	$37.8	$446.8	$158.3	$151.7	$260.4	$543.8	$9.1	$2,066.9

Changes in the present value of future profits were as follows (dollars in millions):

	Three months ended
	March 31, 2026
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$117.4	$12.0	$3.7	$9.9	$0.4	$0.2	$143.6
Amortization expense	(2.8)	(0.8)	(0.2)	(0.3)	—	—	(4.1)
End of period	$114.6	$11.2	$3.5	$9.6	$0.4	$0.2	$139.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended
	March 31, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0
Amortization expense	(2.9)	(1.0)	(0.2)	(0.4)	—	—	(4.5)
End of period	$125.9	$14.7	$4.2	$10.9	$0.5	$0.3	$156.5

Changes in sales inducements were as follows (dollars in millions):

	Three months ended
	March 31, 2026
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$170.1	$6.5	$176.6
Capitalizations	13.0	0.5	13.5
Amortization expense	(6.0)	(0.3)	(6.3)
End of period	$177.1	$6.7	$183.8

	Three months ended
	March 31, 2025
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.1	$5.1	$133.2
Capitalizations	14.3	0.6	14.9
Amortization expense	(4.8)	(0.3)	(5.1)
End of period	$137.6	$5.4	$143.0

6. EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended
	March 31,
	2026	2025
Net income for basic and diluted earnings per share	$37.7	$21.5
Shares:
Weighted average shares outstanding for basic earnings per share	94,078	100,743
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,061	2,327
Weighted average shares outstanding for diluted earnings per share	96,139	103,070

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits; (ii) interest credited to policyholders; (iii) amortization of deferred acquisition costs and present value of future profits; (iv) non-deferred commissions; and (v) advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

The investment segment involves the management of our capital resources, including investments and the management of corporate debt and liquidity. Our measure of profitability of this segment is the total net investment income not allocated to the insurance products. Investment income not allocated to product lines represents net investment income less: (i) equity returns credited to policyholder account balances; (ii) the investment income allocated to our product lines; (iii) interest expense on notes payable, investment borrowings and financing arrangements; (iv) expenses related to the Bankers Life and Casualty Company ("Bankers Life") funding agreement backed notes ("FABN") program; and (v) certain expenses related to benefit plans that are offset by special-purpose investment income; plus (vi) the impact of annual option forfeitures related to fixed indexed annuity surrenders. Investment income not allocated to product lines includes investment income on investments in

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
excess of amounts allocated to product lines, investments held by our holding companies, the spread we earn from our Federal Home Loan Bank ("FHLB") investment borrowing and FABN programs and variable components of investment income (including call and prepayment income, adjustments to returns on structured securities due to cash flow changes, income (loss) from COLI and alternative investment income not allocated to product lines), net of interest expense on corporate debt and financing arrangements. The spread earned from our FHLB investment borrowing and FABN programs includes the investment income on the matched assets less: (i) interest on investment borrowings related to the FHLB investment borrowing program; (ii) interest credited on funding agreements; and (iii) amortization of deferred acquisition costs related to the FABN program.

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided to employers through our Worksite Division and the operations of our broker-dealer and registered investment advisor. During November 2025, we announced our intention to exit the fee services business within our Worksite Division to sharpen our focus on the core insurance business. As a result, beginning in the fourth quarter of 2025, the net results of this business are no longer presented within the fee income segment, but are presented within net loss related to divested business as a reconciling item to net income.

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

Investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan, costs related to our TechMod initiative and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments.  Investment gains (losses) and changes in fair value of embedded derivative liabilities and MRBs may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Operating information by segment is as follows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Revenues:
Annuity:
Insurance policy income	$8.7	$9.8
Net investment income	161.0	148.0
Total annuity revenues	169.7	157.8
Health:
Insurance policy income	432.0	412.0
Net investment income	74.5	75.1
Total health revenues	506.5	487.1
Life:
Insurance policy income	232.7	228.9
Net investment income	38.0	37.6
Total life revenues	270.7	266.5
Change in market values of the underlying options supporting fixed indexed products	(64.5)	(70.2)
Investment income not allocated to product lines	117.1	113.8
Fee revenue and other income:
Fee revenue	42.8	47.4
Amounts netted in expenses not allocated to product lines	1.0	1.0
Total segment revenues	$1,043.3	$1,003.4
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended
	March 31,
	2026	2025
Expenses:
Annuity:
Insurance policy benefits	$11.6	$10.3
Interest credited	71.8	68.3
Amortization and non-deferred commissions	27.8	24.7
Total annuity expenses	111.2	103.3
Health:
Insurance policy benefits	331.2	320.3
Amortization and non-deferred commissions	42.7	40.6
Total health expenses	373.9	360.9
Life:
Insurance policy benefits	143.4	138.1
Interest credited	13.7	13.0
Amortization and non-deferred commissions	29.5	26.0
Advertising expense	18.3	21.2
Total life expenses	204.9	198.3
Allocated expenses	159.9	161.2
Expenses not allocated to product lines	20.4	21.3
Market value changes of options credited to fixed indexed annuity and life policyholders	(64.5)	(70.2)
Amounts netted in investment income not allocated to product lines:
Interest expense	46.9	54.2
Interest credited	35.6	27.1
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(4.2)	(3.5)
Amortization	1.1	0.8
Other expenses	(4.0)	(2.8)
Expenses netted in fee revenue:
Commissions and other operating expenses	32.2	48.2
Total segment expenses	913.4	898.8
Pre-tax measure of profitability:
Annuity margin	58.5	54.5
Health margin	132.6	126.2
Life margin	65.8	68.2
Total insurance product margin	256.9	248.9
Allocated expenses	(159.9)	(161.2)
Income from insurance products	97.0	87.7
Fee income margin	10.6	(0.8)
Investment income not allocated to product lines	41.7	38.0
Expenses not allocated to product lines	(19.4)	(20.3)
Operating earnings before taxes	129.9	104.6
Income tax expense on operating income	28.6	23.5
Net operating income	$101.3	$81.1

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Total segment revenues	$1,043.3	$1,003.4
Total investment losses	(22.7)	(6.8)
Revenues related to earnings attributable to VIEs	3.8	7.5
Fee revenue related to divested business	5.2	—
Consolidated revenues	1,029.6	1,004.1

Total segment expenses	913.4	898.8
Changes in fair value of embedded derivative liabilities and market risk benefits	42.4	69.6
Expenses attributable to VIEs	4.6	7.9
Expenses related to TechMod initiative	13.7	—
Expenses related to divested business	7.1	—
Consolidated expenses	981.2	976.3
Income before tax	48.4	27.8
Income tax expense	10.7	6.3
Net income	$37.7	$21.5

Segment balance sheet information is as follows (dollars in millions):

	March 31,	December 31,
	2026	2025
Assets:
Annuity	$13,778.6	$13,692.5
Health	9,197.8	9,367.1
Life	4,290.2	4,331.3
Investments not allocated to product lines	11,161.1	10,879.8
Assets of our non-life companies included in the fee income segment	143.1	161.0
Assets of our other non-life companies	392.6	358.9
Total assets	$38,963.4	$38,790.6
Liabilities:
Annuity	$14,656.2	$14,445.0
Health	9,457.4	9,573.7
Life	4,441.5	4,448.9
Liabilities associated with investments not allocated to product lines (a)	7,687.1	7,425.3
Liabilities of our non-life companies included in the fee income segment	40.2	50.5
Liabilities of our other non-life companies	182.6	209.0
Total liabilities	$36,465.0	$36,152.4
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
(unaudited)
___________________
8. DERIVATIVES

Our freestanding and embedded derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Assets:
Other invested assets:
Fixed indexed call options	$195.2	$323.5
Reinsurance receivables	(15.7)	(15.3)
Total assets	$179.5	$308.2
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,564.2	$1,600.6

Our fixed indexed annuity products provide a guaranteed minimum rate of return on the fixed fund portion of the contracts and a higher potential return on the index portion of the contract that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. We are required to record the embedded derivatives related to our fixed indexed annuity products at estimated fair value. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $4.4 billion and $4.5 billion at March 31, 2026 and December 31, 2025, respectively.

Purchases of fixed indexed call options that are used to hedge the effects of certain policyholder benefits were $52.0 million and $51.2 million during the three months ended March 31, 2026 and 2025, respectively. Sales, which generally represent option exercises, were $115.5 million and $110.0 million, respectively, during the three months ended March 31, 2026 and 2025.

We are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $68.1 million in underlying investments held by the ceding reinsurer at March 31, 2026.

We purchase certain fixed maturity securities that contain embedded derivatives that are required to be held at fair value on the consolidated balance sheet. We have elected the fair value option to carry the entire security at fair value with changes in fair value reported in other investment gains (losses) on the consolidated statement of operations.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$(64.8)	$(70.6)
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	(0.4)	1.2
Total revenues from derivative instruments, not designated as hedges	(65.2)	(69.4)
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	(27.0)	(2.8)
Net pre-tax impact	$(38.2)	$(66.6)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At March 31, 2026, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of March 31, 2026 and December 31, 2025 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
March 31, 2026:
Fixed indexed call options	$195.2	$—	$195.2	$19.4	$—	$175.8
December 31, 2025:
Fixed indexed call options	323.5	—	323.5	43.5	—	280.0

9. THIRD-PARTY REINSURANCE

Ceded premiums and other costs of ceding business to reinsurers totaled $39.0 million and $42.4 million for the three months ended March 31, 2026 and 2025, respectively.  We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $86.5 million and $93.9 million for the three months ended March 31, 2026 and 2025, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $3.4 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. Insurance policy benefits related to reinsurance assumed totaled $6.4 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

The components of income tax expense are as follows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Current tax expense	$0.4	$0.8
Deferred tax expense	10.3	5.5
Total income tax expense	$10.7	$6.3

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective tax rate, reflected in the consolidated statement of operations is as follows:

	Three months ended
	March 31,
	2026	2025
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(0.9)	(0.9)
State taxes	1.9	2.4
Effective tax rate	22.0%	22.5%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	March 31, 2026	December 31, 2025
Deferred tax assets:
Net federal operating loss carryforwards	$216.8	$205.0
Net state operating loss carryforwards	38.0	38.0
Capital loss carryforwards	11.8	11.3
Insurance liabilities	352.4	362.3
Indirect costs allocable to self-constructed real estate assets	0.9	0.9
Accumulated other comprehensive income (loss)	339.2	310.3
Other	8.8	19.2
Gross deferred tax assets	967.9	947.0
Deferred tax liabilities:
Investments	(44.8)	(47.9)
Present value of future profits, deferred acquisition costs, and sales inducements	(191.3)	(187.4)
Gross deferred tax liabilities	(236.1)	(235.3)
Net deferred tax assets	731.8	711.7
Current income taxes prepaid (accrued)	17.1	1.6
Income tax assets, net	$748.9	$713.3

Effective January 1, 2024, the Company elected to change its tax method of accounting for indirect costs allocable to self-constructed real estate assets. The change in accounting method resulted in a tax deduction of certain indirect costs previously capitalized under the Company's prior method of accounting. In the second quarter of 2024, the Internal Revenue Service (the "IRS") revised the list of tax method accounting changes that require approval from the IRS to include tax method accounting changes related to indirect costs allocable to self-constructed real estate assets. Previously, only a taxpayer-initiated election was necessary and formal IRS approval was not required. The Company requested approval for its tax method change in June 2024. At December 31, 2024, the Company had not yet received approval from the IRS and was therefore required to account for the existing tax assets under the prior tax method of accounting. In March 2025, the Company executed a consent agreement with the IRS that provided formal approval for the tax method change. As a result, the Company recharacterized the remaining $797.6 million of capitalized indirect costs under the prior accounting method to a net operating loss carryforward ("NOL") with no expiration date.

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
valuation model. Based on our assessment, we have concluded that it is more likely than not that our net deferred tax assets of $731.8 million will be realized through future taxable earnings.

Recovery of our deferred tax asset is dependent on achieving the level of future taxable income projected in our deferred tax valuation model and failure to do so could result in the recognition of a valuation allowance in a future period.  The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity.

Section 382 of the Internal Revenue Code (the "Code") imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.58 percent at March 31, 2026), and the annual restriction could limit our ability to use a substantial portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of March 31, 2026, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $1,032.3 million of federal NOLs as of March 31, 2026, as summarized below (dollars in millions):

Year of expiration	Total
NOLs expiring in 2032 through 2035	$16.5
NOLs with no expiration date	1,015.8
Total federal NOLs	$1,032.3

Our non-life NOLs with expiration dates can be used to offset 35 percent of life insurance company taxable income and 100 percent of non-life company taxable income until all non-life NOLs are utilized or expire. Our non-life NOLs with no expiration date of $848.3 million can generally be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income. Our life NOLs with no expiration date of $167.5 million can be used to offset 80 percent of life company taxable income, subject to certain limitations in the Code.
We also had deferred tax assets related to NOLs for state income taxes of $38.0 million at March 31, 2026 and December 31, 2025 primarily resulting from the tax method change discussed previously.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Company had a capital loss carryforward of $55.9 million and $53.7 million at March 31, 2026 and December 31, 2025, respectively. Capital loss carryforwards can be carried forward for up to five years to offset future capital gains. We expect this carryforward to be fully utilized prior to the expiration date in 2030.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
11. NOTES PAYABLE - DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026	December 31, 2025
6.450% Senior Notes due June 2034	$700.0	$700.0
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(2.0)	(2.0)
Unamortized debt issue costs	(12.0)	(12.4)
Direct corporate obligations	$1,336.0	$1,335.6

Credit Agreement

On May 8, 2025, the Company entered into a sixth amendment and restatement agreement (the "Credit Agreement") with respect to its existing credit agreement. The $250.0 million Credit Agreement, among other things, requires the Company to maintain (each as calculated in accordance with the Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15.0 percent of total capitalization) of not more than 35.0 percent (such ratio was 24.0 percent at March 31, 2026); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674.0 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company, including the conversion of debt securities of the Company into equity interests (the Company's consolidated net worth was $3,716.0 million at March 31, 2026 compared to the minimum requirement of $2,675.6 million). The maturity date of the Credit Agreement is May 8, 2030. The Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") or the base rate (as defined in the Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The applicable margins under the Credit Agreement range from 1.125 percent to 1.750 percent, in the case of loans at the SOFR, and 0.125 percent to 0.750 percent, in the case of loans at the base rate. The commitment fee under the Credit Agreement is based on the Company's unsecured debt rating. The Credit Agreement also provides that the Company may incur up to $200 million of incremental loans (which may include new term loans), subject to conditions that are set forth therein.

As of March 31, 2026, we are in compliance with the covenants of the Credit Agreement. There were no amounts outstanding under the Credit Agreement during the three months ended or as of March 31, 2026.

12. INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow from the FHLB on a collateralized basis. As of March 31, 2026, collateralized borrowings from the FHLB totaled $2.7 billion and are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3.4 billion at March 31, 2026, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet. The proceeds from these borrowings were used to purchase matched variable rate fixed maturity securities with similar durations.

We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings. At March 31, 2026, the carrying value of the FHLB common stock was $117.2 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	March 31, 2026
$5.0	May 2026	Variable rate - 4.056%
21.8	May 2026	Variable rate - 4.052%
50.0	May 2026	Variable rate - 3.900%
10.0	November 2026	Variable rate - 4.104%
75.0	December 2026	Variable rate - 4.097%
75.0	January 2027	Variable rate - 3.982%
50.0	January 2027	Variable rate - 4.058%
50.0	January 2027	Variable rate - 4.174%
100.0	February 2027	Variable rate - 4.128%
50.0	April 2027	Variable rate - 4.013%
50.0	May 2027	Variable rate - 4.023%
100.0	June 2027	Variable rate - 4.000%
10.0	June 2027	Variable rate - 4.223%
15.5	July 2027	Variable rate - 4.187%
50.0	July 2027	Variable rate - 4.383%
12.5	September 2027	Variable rate - 4.156%
57.7	November 2027	Variable rate - 4.183%
100.0	December 2027	Variable rate - 4.172%
100.0	December 2027	Variable rate - 4.168%
50.0	December 2027	Variable rate - 4.197%
75.0	January 2028	Variable rate - 4.151%
134.5	January 2028	Variable rate - 4.141%
50.0	January 2028	Variable rate - 4.098%
50.0	January 2028	Variable rate - 4.212%
100.0	January 2028	Variable rate - 4.095%
100.0	February 2028	Variable rate - 4.148%
21.0	February 2028	Variable rate - 4.132%
22.0	February 2028	Variable rate - 4.141%
100.0	February 2028	Variable rate - 4.148%
27.0	July 2028	Variable rate - 4.217%
15.0	July 2028	Variable rate - 4.010%
35.0	August 2028	Variable rate - 4.020%
12.5	September 2028	Variable rate - 4.252%
42.2	May 2029	Variable rate - 4.311%
50.0	August 2029	Variable rate - 4.307%
50.0	April 2030	Variable rate - 4.305%
50.0	May 2030	Variable rate - 4.333%
50.0	May 2030	Variable rate- 4.268%
100.0	May 2030	Variable rate - 4.281%
125.0	September 2030	Variable rate - 4.130%
50.0	January 2031	Variable rate - 4.127%
50.0	January 2031	Variable rate - 4.222%
100.0	January 2031	Variable rate - 4.171%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

150.0	February 2031	Variable rate - 4.219%
100.0	February 2031	Variable rate - 4.264%
$2,691.7

Generally, these borrowings are pre-payable.  At March 31, 2026, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $25.9 million and $26.0 million during the three months ended March 31, 2026 and 2025, respectively, was recognized related to total borrowings from the FHLB, reflecting lower interest rates on the variable rate investment borrowings partially offset by higher average investment borrowings during the three months ended March 31, 2026.

13. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2026, we repurchased 1.4 million shares of common stock for $60.0 million under our securities repurchase program (including $0.8 million of repurchases settled in the second quarter of 2026). The Company had remaining repurchase authority of $360.4 million as of March 31, 2026.

During the three months ended March 31, 2026, we issued 0.7 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

During the three months ended March 31, 2026, dividends declared on common stock totaled $16.4 million ($0.17 per common share). In May 2026, the Company increased its quarterly common stock dividend to $0.18 per share from $0.17 per share.

Accumulated other comprehensive loss, included in shareholders' equity as of March 31, 2026 and December 31, 2025, is comprised of the following (dollars in millions):

	March 31, 2026	December 31, 2025
Net unrealized losses on investments having no allowance for credit losses (a)	$(814.7)	$(661.6)
Unrealized losses on investments with an allowance for credit losses	(1,346.6)	(1,193.9)
Change in discount rates for liability for future policy benefits	593.2	421.1
Change in instrument-specific credit risk for market risk benefits	1.6	0.9
Deferred income tax assets	348.9	318.5
Accumulated other comprehensive loss	$(1,217.6)	$(1,115.0)
___________
(a)     The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $13.4 million and $14.2 million, respectively, as of March 31, 2026. Accordingly, the net unrealized losses associated with these investments are excluded from accumulated other comprehensive loss. The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $12.0 million and $13.0 million, respectively, as of December 31, 2025.

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC ("PGS") commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court. Plaintiffs seek an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. Plaintiffs allege that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities. Plaintiffs contend that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they are seeking to claw back those Agera securities, or the value of those assets, from the CNO Parties. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the amended complaint. Based on the Court's ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contains the same claims against the CNO Parties that PGS had previously asserted. The CNO Parties are vigorously contesting PGS's claims. All case deadlines are currently held in abeyance pursuant to the Court order, which provides that the parties will submit a proposed revised schedule following the issuance of certain decisions by the Court.

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

15. CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Net income	$37.7	$21.5
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	83.4	77.8
Income taxes	(5.2)	8.9
Insurance liabilities	106.9	105.3
Accrual, amortization and fair value changes included in investment income	57.7	48.8
Deferral of policy acquisition costs and sales inducements	(114.1)	(114.1)
Net investment losses	22.7	6.8
Gain on extinguishment of borrowings related to variable interest entities	—	(1.5)
Other (a)	(40.3)	(16.8)
Net cash from operating activities	$148.8	$136.7
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Stock options, restricted stock, performance units, and Employee Stock Purchase Program	$9.3	$7.2

16. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

All of our consolidated VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of commercial bank loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment in each VIE.

Interest expense of $3.8 million and $7.5 million for the three months ended March 31, 2026 and 2025, respectively, was recognized related to total borrowings related to the VIEs.

Certain of our subsidiaries are note holders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	March 31, 2026
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$287.4	$—	$287.4
Notes receivable of VIEs held by subsidiaries	—	(107.8)	(107.8)
Cash and cash equivalents held by variable interest entities	24.8	—	24.8
Accrued investment income	0.8	—	0.8
Income tax assets, net	17.1	—	17.1
Other assets	—	(0.2)	(0.2)
Total assets	$330.1	$(108.0)	$222.1
Liabilities:
Other liabilities	$13.0	$(0.8)	$12.2
Borrowings related to variable interest entities	274.4	—	274.4
Notes payable of VIEs held by subsidiaries	107.8	(107.8)	—
Total liabilities	$395.2	$(108.6)	$286.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	December 31, 2025
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$293.0	$—	$293.0
Notes receivable of VIEs held by subsidiaries	—	(107.8)	(107.8)
Cash and cash equivalents held by variable interest entities	27.4	—	27.4
Accrued investment income	1.0	—	1.0
Income tax assets, net	16.0	—	16.0
Other assets	0.6	(0.2)	0.4
Total assets	$338.0	$(108.0)	$230.0
Liabilities:
Other liabilities	$16.7	$(0.9)	$15.8
Borrowings related to variable interest entities	274.4	—	274.4
Notes payable of VIEs held by subsidiaries	107.8	(107.8)	—
Total liabilities	$398.9	$(108.7)	$290.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At March 31, 2026, such loans had an amortized cost of $292.1 million; gross unrealized gains of $0.3 million; gross unrealized losses of $4.0 million; allowance for credit losses of $1.0 million; and an estimated fair value of $287.4 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Allowance at the beginning of the period	$0.6	$1.3
Additions for securities for which credit losses were not previously recorded	0.1	0.9
Additions (reductions) for securities where an allowance was previously recorded	0.4	0.8
Reduction for securities disposed during the period	(0.1)	(0.5)
Allowance at the end of the period	$1.0	$2.5

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at March 31, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$134.1	$131.6
Due after five years through ten years	158.0	155.8
Total	$292.1	$287.4

During the three months ended March 31, 2026, the VIEs recognized net investment losses of $1.3 million, which were comprised of: (i) $0.9 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $0.4 million. Such net realized losses included gross realized losses of $0.9 million from the sale of $5.1 million of investments.

During the three months ended March 31, 2025, the VIEs recognized net investment losses of $3.5 million which were comprised of: (i) $2.2 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $1.3 million. Such net realized losses included gross realized losses of $2.4 million from the sale of $47.1 million of investments.

At March 31, 2026, there were no fixed maturity investments held by the VIEs in default.

At March 31, 2026, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $89.2 million and gross unrealized losses not deemed to have credit losses of $1.4 million that had been in an unrealized loss position for less than twelve months, and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $84.1 million and gross unrealized losses of $2.1 million that had been in an unrealized loss position for greater than twelve months.

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

At March 31, 2026, we held investments of $763.5 million in various limited partnerships and limited liability companies, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet and typically reported to us one quarter in arrears. At March 31, 2026, we had unfunded commitments to these partnerships totaling $662.3 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO as of March 31, 2026, and its consolidated results of operations for the three months ended March 31, 2026 and 2025, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our statements, trend analyses and other information contained in this report and elsewhere (such as in filings by CNO with the SEC, press releases, presentations by CNO or its management or oral statements) relative to markets for CNO's products and trends in CNO's operations or financial results, as well as other statements, contain forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995.  Forward-looking statements typically are identified by the use of terms such as "anticipate," "believe," "plan," "estimate," "expect," "project," "intend," "may," "will," "would," "contemplate," "possible," "attempt," "seek," "should," "could," "goal," "target," "on track," "comfortable with," "optimistic," "guidance," "outlook," "sustainable," "repeatable," "confident in" and similar words, although some forward-looking statements are expressed differently.  You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position, and our business outlook or they state other "forward-looking" information based on currently available information.  The "Risk Factors" section of our 2025 Annual Report on Form 10-K provides examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

A wide variety of factors continue to impact financial and economic conditions. Consumer and economic uncertainty due to rapid changes in global trade policies, including the imposition of tariffs and potential changes to existing tariffs, and geopolitical actions are also causing market volatility and heightening concerns regarding inflation. Reactions to these factors and fluctuations in the value of the U.S. dollar compared to foreign currencies may result in reduced economic growth in the United States, the targeted nations and globally, increase inflation, disrupt global supply chains and increase volatility in financial markets, including currency and interest rate markets.

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

•our ability to obtain adequate and timely rate increases on our health products;

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

Our insurance product line segments (annuity, health and life) include marketing, underwriting and administration of the policies our insurance subsidiaries sell. The business written in each of the three product categories through all of our insurance subsidiaries is aggregated allowing management and investors to assess the performance of each product category. When analyzing profitability of these segments, we use insurance product margin as the measure of profitability, which is: (i) insurance policy income; and (ii) net investment income allocated to the insurance product lines; less (i) insurance policy benefits; (ii) interest credited to policyholders; (iii) amortization of deferred acquisition costs and present value of future profits; (iv) non-deferred commissions; and (v) advertising expense. Net investment income is allocated to the product lines using the book yield of investments backing the block of business, which is applied to the average net insurance liabilities, net of insurance intangibles, for the block in each period. Net insurance liabilities for the purpose of allocating investment income to product lines are equal to: (i) policyholder account values for interest sensitive products; (ii) total reserves before the fair value adjustments reflected in accumulated other comprehensive income (loss), if applicable, for all other products; less (iii) amounts related to reinsured business; (iv) deferred acquisition costs; (v) the present value of future profits; and (vi) the value of unexpired options credited to insurance liabilities.

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

The Worksite Division focuses on the sale of voluntary insurance benefits, including supplemental health and life insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. Through our Optavise brand, we guide employers and their employees through their healthcare choices with a suite of voluntary insurance products as well as fee services, including benefits administration technology, education, and advocacy, and communications services to reduce costs and increase benefits engagement. In November 2025, we announced our intention to exit the fee services business within our Worksite Division to sharpen our focus on the core insurance business. In 2026, we have begun the exit of the fee services business and expect the exit to be substantially completed by June 30, 2026.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided to employers through our Worksite Division and the operations of our broker-dealer and registered investment advisor. As a result of exiting the fee services business within our Worksite Division, beginning in the fourth quarter of 2025, the net results of this business are no longer presented within the fee income segment, but are presented within net loss related to divested business within non-operating income.

Expenses not allocated to product lines primarily include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three months ended March 31, 2026 and 2025 (dollars in millions, except per share data):

	Three months ended
	March 31,
	2026	2025
Insurance product margin
Annuity margin	$58.5	$54.5
Health margin	132.6	126.2
Life margin	65.8	68.2
Total insurance product margin	256.9	248.9
Allocated expenses	(159.9)	(161.2)
Income from insurance products	97.0	87.7
Fee income	10.6	(0.8)
Investment income not allocated to product lines	41.7	38.0
Expenses not allocated to product lines	(19.4)	(20.3)
Operating earnings before taxes	129.9	104.6
Income tax expense on operating income	(28.6)	(23.5)
Net operating income (a)	101.3	81.1
Net realized investment losses from disposals, impairments and change in allowance for credit losses	(15.2)	(13.2)
Net change in market value of investments recognized in earnings	(7.5)	6.4
Changes in fair value of embedded derivative liabilities and market risk benefits	(42.4)	(69.6)
Expenses related to TechMod initiative	(13.7)	—
Net loss related to divested business	(1.9)	—
Other	(0.8)	(0.4)
Net non-operating income (loss) before taxes	(81.5)	(76.8)
Income tax (expense) benefit on non-operating income (loss)	17.9	17.2
Net non-operating income (loss)	(63.6)	(59.6)
Net income	$37.7	$21.5
Per diluted share
Net operating income	$1.05	$0.79
Net non-operating income (loss)	(0.66)	(0.58)
Net income	$0.39	$0.21
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from disposals, impairments and the change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; (viii) costs related to our three-year project to modernize certain elements of our technology ("TechMod") that are incremental to normal spend and will not recur following implementation, net of taxes; (ix) goodwill and other asset impairment expenses, net of taxes; (x) gains or losses related to divested business, net of taxes, and (xi) other non-operating items including earnings attributable to variable interest entities, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information provides a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

Refer to "Governmental Regulation" in our 2025 Annual Report on Form 10-K for information on our insurance and other governmental regulatory matters, other than those amended or supplemented here.

Risk-Based Capital

NAIC developments related to the RBC framework are described below.

•RBC Task Force. Formed in 2025 to enhance insurance commissioner-level oversight of the RBC framework, the Risk-Based Capital Model Governance (EX) Task Force adopted “Guiding Principles” in December 2025 that address the purpose and use of, and standards for maintaining and updating, RBC. In 2026, this task force is also undertaking to identify gaps in the RBC framework that could pose a risk to regulators’ assessment of solvency and may therefore merit changes to the RBC framework, and developing a governance process for retrospective and future adjustments to RBC.

•RBC Revisions. In June 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which became effective for year-end 2024 RBC filings. The NAIC has been assessing the RBC treatment of CLOs and in March 2026 released an initial proposal for new C-1 (asset risk) factors for CLOs in the life RBC formula to take effect for year-end 2026.

Actuarial Guideline for Reinsurance Asset Adequacy Testing. On August 13, 2025, the NAIC adopted an actuarial guideline (AG 55) requiring disclosure related to reserve adequacy for reserves reported as of December 31, 2025 in an insurer’s annual statement. The guideline requires asset adequacy testing for reinsured long-duration insurance business that relies heavily on asset returns (i.e., “asset-intensive reinsurance transactions”) within the scope of the guideline that either meet certain size-based thresholds or result in significant reinsurance collectability risk (as determined by the cedent’s appointed actuary). Such asset adequacy testing is to be performed using a cash flow testing methodology. The actuarial guideline requires disclosure by the ceding insurer, meaning that it will not require that additional reserves be posted at the reinsurer level (although the ceding insurer may decide to post reserves). It is important to note that domestic regulators will continue to have the authority to take action on known issues, or issues that may become known as part of such new reporting (including requiring that additional reserves be held).

The paragraph under the “Governmental Regulation” section in our Annual Report on Form 10-K under the “Federal Initiatives” sub-section has been restated as the following:

Federal legislation and administrative policies in other areas, including employee benefit plan and individual retirement account (“IRA”) regulation, could also impact the insurance industry. In that regard, in April 2024, the U.S. Department of Labor (the “DOL”) issued a regulation that was intended to change the definition of "fiduciary" for purposes of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice to plans subject to ERISA and IRAs subject to Section 4975 of the Code and issued amendments to various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when they make investment recommendations to such investors. Thereafter, two federal district courts blocked these changes, which prevented the changes from becoming effective. The DOL initially appealed these court orders, but on November 24, 2025, the DOL filed an unopposed motion to dismiss its consolidated appeals. In March 2026, the same federal district courts vacated the regulation changing the definition of “fiduciary” and the related PTE amendments. Shortly thereafter, the DOL issued a rule confirming that it intends to revert to its 1975 “five-part-test” for determining “fiduciary” status within the meaning of ERISA or Section 4975 of the Code when a financial professional provides investment recommendations to retirement plan investors. We are monitoring these developments, including the potential impact on our business of any such changes.
CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Estimates" in our 2025 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Insurance product margin
Annuity:
Insurance policy income	$8.7	$9.8
Net investment income	161.0	148.0
Insurance policy benefits	(11.6)	(10.3)
Interest credited	(71.8)	(68.3)
Amortization and non-deferred commissions (a)	(27.8)	(24.7)
Annuity margin	58.5	54.5
Health:
Insurance policy income	432.0	412.0
Net investment income	74.5	75.1
Insurance policy benefits	(331.2)	(320.3)
Amortization and non-deferred commissions (a)	(42.7)	(40.6)
Health margin	132.6	126.2
Life:
Insurance policy income	232.7	228.9
Net investment income	38.0	37.6
Insurance policy benefits	(143.4)	(138.1)
Interest credited	(13.7)	(13.0)
Amortization and non-deferred commissions (a)	(29.5)	(26.0)
Advertising expense	(18.3)	(21.2)
Life margin	65.8	68.2
Total insurance product margin	256.9	248.9
Allocated expenses:
Branch office expenses	(20.0)	(20.7)
Other allocated expenses	(139.9)	(140.5)
Income from insurance products	97.0	87.7
Fee income	10.6	(0.8)
Investment income not allocated to product lines	41.7	38.0
Expenses not allocated to product lines	(19.4)	(20.3)
Operating earnings before taxes	129.9	104.6
Income tax expense on operating income	(28.6)	(23.5)
Net operating income	$101.3	$81.1
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

Summary of Operating Results: Net operating income was $101.3 million in the first quarter of 2026, compared to $81.1 million in the first quarter of 2025.

Operating return on equity ("operating ROE") (a non-GAAP measure) is equal to the trailing four quarters of net operating income divided by average shareholders' equity, excluding accumulated other comprehensive income (loss) and net operating loss carryforwards. As of March 31, 2026, our operating ROE, excluding significant items, was 12.2 percent, compared to 11.9 percent as of March 31, 2025. We continue to target an improvement in run-rate operating ROE of 200 basis points through 2027, off a 2024 run-rate of approximately 10 percent.

Insurance product margin was $256.9 million in the first quarter of 2026, compared to $248.9 million in the first quarter of 2025. Total net investment income (comprised of investment income allocated and not allocated to products) increased 6 percent to $315.2 million in the first quarter of 2026, as compared to $298.7 million in the first quarter of 2025 as a result of growth in the business and higher yields. The higher yields reflect continued new money rates in excess of 6 percent over the past 13 quarters. Fluctuations by product line and investment income not allocated to products are discussed in greater detail in the narratives that follow.

The effective tax rate for the three months ended March 31, 2026 was 22.0 percent.

Total allocated and unallocated expenses are summarized in the table below (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Expenses allocated to product lines	$159.9	$161.2
Expenses not allocated to product lines	19.4	20.3
Adjusted total	$179.3	$181.5

Total allocated and unallocated expenses in the first three months of 2026 were down slightly as compared to the same period in the prior year. Our expense ratio was 18.9 percent and 19.9 percent for the three months ended March 31, 2026 and 2025, respectively. We generally experience seasonally higher expenses during the first quarter; however, timing of certain expenses incurred during the three months ended March 31, 2026 offset the seasonal increases historically experienced in the first quarter. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Consumer Division fee income:
Fee revenue	$42.8	$39.4
Operating costs and expenses	(32.2)	(35.1)
Net Consumer Division fee income	10.6	4.3
Worksite Division fee income:
Fee revenue	—	8.0
Operating costs and expenses	—	(13.1)
Net Worksite Division fee income	—	(5.1)
Total fee income segment:
Fee revenue	42.8	47.4
Operating costs and expenses	(32.2)	(48.2)
Net fee income	$10.6	$(0.8)

Net Consumer Division fee income was $10.6 million in the first quarter of 2026 compared to $4.3 million in the first quarter of 2025 primarily due to unfavorable experience adjustments recognized on Medicare Advantage third-party products in the first quarter of 2025. Beginning in the fourth quarter of 2025, as a result of exiting the fee services business within our Worksite Division, the net results of this business are no longer reflected within operating income, but are reflected within non-operating income.

Margin from Annuity Products (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Annuity margin:
Fixed indexed annuities
Insurance policy income	$6.3	$7.2
Net investment income	134.3	120.9
Insurance policy benefits	(4.6)	(5.5)
Interest credited	(60.2)	(55.7)
Amortization and non-deferred commissions	(25.6)	(22.4)
Margin from fixed indexed annuities	$50.2	$44.5
Average net insurance liabilities	$11,104.1	$10,085.7
Margin/average net insurance liabilities	1.81%	1.76%
Fixed interest annuities
Insurance policy income	$—	$0.5
Net investment income	21.3	21.6
Insurance policy benefits	(0.8)	0.2
Interest credited	(11.1)	(12.1)
Amortization and non-deferred commissions	(2.1)	(2.1)
Margin from fixed interest annuities	$7.3	$8.1
Average net insurance liabilities	$1,580.4	$1,599.5
Margin/average net insurance liabilities	1.85%	2.03%
Other annuities
Insurance policy income	$2.4	$2.1
Net investment income	5.4	5.5
Insurance policy benefits	(6.2)	(5.0)
Interest credited	(0.5)	(0.5)
Amortization and non-deferred commissions	(0.1)	(0.2)
Margin from other annuities	$1.0	$1.9
Average net insurance liabilities	$388.9	$402.2
Margin/average net insurance liabilities	1.03%	1.89%
Total annuity margin	$58.5	$54.5
Average net insurance liabilities	$13,073.4	$12,087.4
Margin/average net insurance liabilities	1.79%	1.80%

Margin from fixed indexed annuities was $50.2 million in the first quarter of 2026 compared to $44.5 million in the first quarter of 2025. The margin increased in the first quarter of 2026 as compared to the first quarter of 2025 primarily due to increased spread income partially offset by higher amortization both due to growth in the block. Spread income has increased due to growth in the block and increased spread rates. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $11,104.1 million and $10,085.7 million in the first quarters of 2026 and 2025, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.84 percent in the first quarter of 2026 up from 4.79 percent in the first quarter of 2025, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(58.7) million and $(63.5) million in the first quarters of 2026 and 2025, respectively.

Margin from fixed interest annuities was $7.3 million in the first quarter of 2026 compared to $8.1 million in the first quarter of 2025. Average net insurance liabilities were $1,580.4 million in the first quarter of 2026 compared to $1,599.5 million in the first quarter of 2025. The margin decreased slightly in the first quarter of 2026, as compared to the same period in 2025, primarily due to higher policy benefits partially offset by lower interest credited. The decrease in investment income results from the decrease in the average net insurance liabilities and the slight decrease in the earned yield. The earned yield was 5.39 percent and 5.40 percent in the first quarter of 2026 and 2025, respectively.

Margin from other annuities was $1.0 million in the first quarter of 2026 compared to $1.9 million in the first quarter of 2025. The decrease in margin is driven by higher mortality during the first quarter of 2025. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits.

Margin from Health Products (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Health margin:
Supplemental health
Insurance policy income	$190.4	$185.1
Net investment income	40.9	39.8
Insurance policy benefits	(131.2)	(131.6)
Amortization and non-deferred commissions	(28.9)	(27.7)
Margin from supplemental health	$71.2	$65.6
Margin/insurance policy income	37%	35%
Medicare supplement
Insurance policy income	$165.9	$156.3
Net investment income	1.1	1.2
Insurance policy benefits	(134.2)	(120.0)
Amortization and non-deferred commissions	(9.7)	(9.4)
Margin from Medicare supplement	$23.1	$28.1
Margin/insurance policy income	14%	18%
Long-term care
Insurance policy income	$75.7	$70.6
Net investment income	32.5	34.1
Insurance policy benefits	(65.8)	(68.7)
Amortization and non-deferred commissions	(4.1)	(3.5)
Margin from long-term care	$38.3	$32.5
Margin/insurance policy income	51%	46%
Total health margin	$132.6	$126.2
Margin/insurance policy income	31%	31%

Margin from supplemental health business was $71.2 million in the first quarter of 2026 compared to $65.6 million in the first quarter of 2025 reflecting the growth in the block and lower morbidity. The margin as a percentage of insurance policy income was 37 percent in the first quarter of 2026 compared to 35 percent in the prior year period.

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

Margin from Medicare supplement business was $23.1 million and $28.1 million in the first quarter of 2026 and 2025, respectively. The margin as a percentage of insurance policy income was 14 percent in the first quarter of 2026 compared to 18 percent in the prior year period. The decrease in the Medicare supplement margin is primarily due to higher benefit ratios partially offset by growth in the block. We are able to re-rate our Medicare Supplement business annually. Each year we review experience and regulatory requirements to arrive at appropriate rate actions. We have filed rate increase requests with individual states and expect those to impact subsequent quarters of 2026.

Medicare supplement sales were strong in the fourth quarter of 2025, reflecting a growing shift in consumer preferences from Medicare Advantage to Medicare supplement, reversing a decade-long trend. Most of these sales were on policies with effective dates in January 2026 and therefore, are reflected in our first quarter 2026 results. We continue to invest in both our Medicare supplement products and Medicare Advantage distribution to meet our customers' needs and preferences. We receive fee income when Medicare Advantage policies of other carriers are sold, which is recorded in our fee income segment.

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

Margin from Long-term care products was $38.3 million and $32.5 million in the first quarter of 2026 and 2025, respectively. The margin as a percentage of insurance policy income was 51 percent in the first quarter of 2026 compared to 46 percent in the first quarter of 2025. The increase in margin in the first quarter of 2026 is primarily due to growth in the business from sales of our short duration Long-Term Care Fundamental product, as well as lower morbidity and favorable persistency. The average benefit period for policies sold in the first quarter of 2026 is 13 months and 99 percent are policies with two years or less in benefits. In addition, effective October 1, 2024, we retain 100 percent of our long-term care new business as we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement (this did not impact the inforce business that we previously ceded). As a result, margins have increased modestly since October 2024 and we expect to grow more in future years as earnings emerge from the sales.

Margin from Life Products (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Life margin:
Interest-sensitive life
Insurance policy income	$49.4	$48.1
Net investment income	14.2	13.9
Insurance policy benefits	(21.0)	(19.9)
Interest credited	(13.6)	(12.9)
Amortization and non-deferred commissions	(6.2)	(5.1)
Margin from interest-sensitive life	$22.8	$24.1
Average net insurance liabilities	$1,132.7	$1,096.1
Interest margin	$0.6	$1.0
Interest margin/average net insurance liabilities	0.21%	0.36%
Underwriting margin	$22.2	$23.1
Underwriting margin/insurance policy income	45%	48%
Traditional life
Insurance policy income	$183.3	$180.8
Net investment income	23.8	23.7
Insurance policy benefits	(122.4)	(118.2)
Interest credited	(0.1)	(0.1)
Amortization and non-deferred commissions	(23.3)	(20.9)
Advertising expense	(18.3)	(21.2)
Margin from traditional life	$43.0	$44.1
Margin/insurance policy income	23%	24%
Margin excluding advertising expense/insurance policy income	33%	36%
Total life margin	$65.8	$68.2

Margin from interest-sensitive life business was $22.8 million in the first quarter of 2026, down from $24.1 million in the first quarter of 2025. The decrease in margin in 2026, as compared to the same period in 2025, reflects higher insurance policy benefits and lower interest margin on a modestly growing block.

The interest margin was $0.6 million in the first quarter of 2026, compared to $1.0 million in the first quarter of 2025. The earned yield was 5.01 percent and 5.07 percent in the first quarter of 2026 and 2025, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $(5.8) million and $(6.7) million in the first quarter of 2026 and 2025, respectively.

Margin from traditional life business was $43.0 million and $44.1 million in the first quarter of 2026 and 2025, respectively. Excluding the impacts of a model refinement, the adjusted margin in the first quarter of 2025 was $37.3 million. The increase in the margin in the first quarter of 2026, as compared to the adjusted margin in the first quarter of 2025, primarily reflects lower advertising expense, growth in the business and improved mortality.
Advertising expense was $18.3 million in the first three months of 2026, down from $21.2 million in the comparable period in 2025. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors, including the effectiveness of advertising spend. Lower advertising expenses reflect a shift to lower cost and more effective advertising alternatives, which include web, digital, and commission based third-party distribution channels.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Annuities	$433.8	$442.0
Interest-sensitive life	65.7	62.9
Total collected premiums from annuity and interest-sensitive life products	$499.5	$504.9

Collected premiums from annuity and interest-sensitive products decreased 1.1 percent in the first quarter of 2026 compared to the first quarter of 2025 due to lower premium collections from fixed interest annuity products partially offset by higher premium collections from fixed indexed annuity products.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Investment income not allocated:
Excluding variable components:
From general account assets	$23.4	$28.0
Other investment income	3.2	10.9
Spread income:
FHLB program:
Investment income	36.9	35.4
Interest expense (a)	(25.9)	(26.0)
Net spread income on FHLB program	11.0	9.4
FABN program:
Investment income	46.5	34.3
Expenses (a)(b)	(36.7)	(27.9)
Net spread income on FABN program	9.8	6.4
Interest expense on corporate debt (a)	(20.3)	(27.2)
Interest expense on financing arrangements (a)	(0.7)	(1.0)
Total excluding variable components	26.4	26.5
Variable components:
Net income from assets supporting deferred compensation plans:
Investment income	(5.9)	(2.1)
Expenses (a)	4.0	2.8
Net income from assets supporting deferred compensation plans	(1.9)	0.7
Alternative investment income (loss):
Total alternative income	17.7	12.9
Allocated to product lines	(5.2)	(6.0)
Allocated to FABN program	(0.8)	—
Excess alternative investment income (loss)	11.7	6.9
Trading account income	1.2	1.6
Hedge variance related to fixed indexed products (a)	(0.1)	(0.5)
Impact of annual option forfeitures related to fixed indexed annuity surrenders (a)	4.2	3.5
Impacts of change in projected cash flows, prepayment and call income and other	0.2	(0.7)
Total variable components	15.3	11.5
Total investment income not allocated to product lines	$41.7	$38.0
_________
(a)Amounts reported as benefits and expenses.
(b)Comprised of interest credited and amortization of deferred acquisition costs.

	Three months ended
	March 31,
	2026	2025
Reconciliation to net investment income:
Total investment income not allocated to product lines	$41.7	$38.0
Amounts allocated to products	273.5	260.7
Total allocated and not allocated to products investment income	315.2	298.7
Investment income on variable interest entities reported as non-operating income	4.0	7.2
Add back amounts reported as benefits and expenses	75.5	76.3
Change in market values of the underlying options supporting fixed indexed products	(64.6)	(70.7)
Net investment income	$330.1	$311.5

The above table reconciles investment income not allocated to product lines to net investment income. Investment income not allocated to product lines will generally fluctuate from period to period based on the performance of our alternative investments (which are typically reported one quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The increase in the first quarter of 2026, compared to the same period in 2025, is primarily due to an increase in alternative investment results.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Net realized investment losses from disposals, impairments and change in allowance for credit losses	$(15.2)	$(13.2)
Net change in market value of investments recognized in earnings	(7.5)	6.4
Changes in fair value of embedded derivative liabilities and market risk benefits	(42.4)	(69.6)
Expenses related to TechMod initiative	(13.7)	—
Net loss related to divested business	(1.9)	—
Other	(0.8)	(0.4)
Net non-operating loss before taxes	$(81.5)	$(76.8)

Net realized investment losses in the three months ended March 31, 2026 were $15.2 million, including a net increase in the allowance for credit losses of $9.4 million. Net realized investment losses in the three months ended March 31, 2025, were $13.2 million, including increases in the allowance for credit losses of $9.6 million.

The change in market value of investments recognized in earnings was a decrease of $7.5 million and an increase of $6.4 million in the first quarters of 2026 and 2025, respectively. The change in value will fluctuate from period to period based on market conditions.

We recognized a decrease in pre-tax earnings of $42.4 million and $69.6 million in the first quarter of 2026 and 2025, respectively, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities. Such amounts include the impacts of changes in market interest rates, equity impacts and equity volatility used to determine the estimated fair values of the embedded derivatives and MRBs.

During the first quarter of 2026, we incurred $13.7 million of expense related to TechMod, a three-year project beginning in 2025 to modernize certain elements of our technology, which was initially disclosed in February 2025. These expenses relate primarily to data conversion and migration activities associated with the implementation of our modernized insurance administrative platforms. The costs also include discrete external consulting fees for project management support specialized implementation capabilities that we do not maintain internally, as well as certain temporary duplicate vendor costs incurred while legacy and modernized systems operate in parallel. These costs were incremental to our historical information technology spend and are expected to be limited to the duration of TechMod. We exclude these costs from operating income because they are directly attributable to a defined, finite modernization initiative and are not expected to continue once the project is completed. Management believes this presentation provides meaningful information to investors by improving period-over-period comparability and by facilitating an assessment of our ongoing operating performance absent the temporary impact of these project-specific costs.

During the first quarter of 2026, we incurred a $1.9 million loss related to our exit from the fee services side of the Worksite Division business. In addition to exit costs, this loss includes operating losses for the quarter. Operating losses prior to the fourth quarter of 2025 were reported in operating income as a component of fee income. We expect the exit to be substantially complete in the first half of 2026.

2026 OUTLOOK

We are reaffirming our previously disclosed guidance, as discussed below.

We expect operating earnings per diluted share to be in the range of $4.25 to $4.45, excluding any significant items in the year. We expect our expense ratio to be in the range of 18.8 percent to 19.2 percent, however, we do not expect the same historical expense ratio pattern throughout the year due to the significant savings from timing during the three months ended March 31, 2026. We expect improved results in net investment income not allocated to product lines, which assumes higher returns on our alternative investments. We expect fee income of approximately $30 million for the year with roughly a third in the first quarter, minimal contribution in the second and third quarters, and the balance in the fourth quarter. Fee income will benefit from the exit of the Worksite Division fee services business as explained below. We expect the effective tax rate to be approximately 22.5 percent.

In November 2025, the Company announced its intention to exit the fee services business within its Worksite Division to sharpen its focus on the core insurance business. The Worksite Division fee services business includes benefits administration technology, education, advocacy, and communications services. The exit is expected to be substantially complete in the first half of 2026. Once complete, the Company expects the exit from this business to reduce annual fee revenue by roughly $30 million (less than 1 percent of total revenue) and increase annual pre-tax income by roughly $20 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of March 31, 2026 and December 31, 2025 was as follows (dollars in millions):

	March 31, 2026	December 31, 2025
Total capital:
Corporate notes payable	$1,336.0	$1,335.6
Shareholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	1,277.8	1,336.3
Accumulated other comprehensive loss	(1,217.6)	(1,115.0)
Retained earnings	2,437.3	2,416.0
Total shareholders’ equity	2,498.4	2,638.2
Total capital	$3,834.4	$3,973.8

The following table summarizes certain financial ratios as of and for the three months ended March 31, 2026 and as of and for the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Book value per common share	$26.64	$27.92
Book value per common share, excluding accumulated other comprehensive loss (a)	39.62	39.72
Debt to total capital ratios:
Corporate debt to total capital	34.8%	33.6%
Corporate debt to total capital, excluding accumulated other comprehensive loss (a)	26.4%	26.2%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow from the FHLB on a collateralized basis.  As of March 31, 2026, collateralized borrowings from the FHLB totaled $2.7 billion and are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $3.4 billion at March 31, 2026, which are maintained in custodial accounts for the benefit of the FHLB. The proceeds from these borrowings were used to purchase variable rate fixed maturity securities with similar durations to generate spread-based earnings.

We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  As of March 31, 2026, the carrying value of the FHLB common stock was $117.2 million.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. Under current authorizations, the maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. Bankers Life issued funding agreements each to a series of the Trust in a principal amount of $350 million and $400 million in September and December 2025, respectively. During January 2025, a $400 million funding agreement was repaid at maturity. There were no funding agreements issued or repaid during the three months ended March 31, 2026. The aggregate principal amount of funding agreements outstanding at March 31, 2026 was $3.4 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 375 percent at March 31, 2026, compared to 380 percent at December 31, 2025. In the first three months of 2026, the RBC ratio reflected our estimated consolidated statutory operating income of $23.0 million. Our RBC ratio at March 31, 2026 was within our targeted RBC ratio range of 360 percent to 390 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the target RBC ratio range continues to adequately support our financial strength and credit ratings.

In 2023, we formed CNO Bermuda Re, Ltd. ("CNO Bermuda Re"), a Bermuda exempted company, which is an indirect wholly owned subsidiary of CNO. CNO Bermuda Re is registered by and subject to the supervision of the Bermuda Monetary Authority ("BMA") as a Class C insurer under the Bermuda Insurance Act 1978 and its related rules and regulations, each as amended. Pursuant to the Capital and Liquidity Maintenance Agreement (as amended, "CLMA") between CNO Bermuda Re and CDOC, CDOC will contribute funds to CNO Bermuda Re in the event: (i) CNO Bermuda Re's statutory economic capital and surplus is less than 150 percent of its enhanced capital requirement at the end of any calendar quarter; or (ii) CNO Bermuda Re's liquid assets are insufficient to meet its contractual obligations to ceding insurers, in each case, unless one or more ceding insurers has provided notice of recapture pursuant to the terms of the applicable reinsurance agreement between it and CNO Bermuda Re and such recapture will cause CNO Bermuda Re to meet (i) and (ii) above. Further, CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA. CNO Bermuda Re is subject to regulation in Bermuda where the BMA has broad supervisory and administrative powers relating to granting and revoking licenses to transact reinsurance business, the approval of specific reinsurance transactions, capital requirements and solvency standards, limitations on dividends or distributions to shareholders, the nature of and limitations on investments, and the filing of financial statements in accordance with prescribed or permitted accounting practices. Future regulatory changes made by the BMA or other events may impact the capital efficiency of the reinsurance structures and could require the holding company to contribute additional capital to CNO Bermuda Re or the ceding reinsurers to recapture the ceded business.

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

On April 8, 2026, AM Best affirmed its "A" financial strength ratings of our primary insurance subsidiaries and the outlook for these ratings remains stable. The "A" rating is assigned to companies that have an excellent ability, in AM Best's opinion, to meet their ongoing obligations to policyholders.  AM Best ratings for the industry currently range from "A++ (Superior)" to "D (In Liquidation)" and some companies are not rated.  AM Best has 13 possible ratings.  There are two ratings above the "A" rating of our primary insurance subsidiaries and ten ratings that are below that rating.

Fitch affirmed its "A" financial strength ratings of our primary insurance subsidiaries on October 21, 2025. The outlook for these ratings remains stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "D Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has 24 possible ratings. There are five ratings above the "A" rating of our primary insurance subsidiaries and 18 ratings that are below that rating.

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

Liquidity of the Holding Companies

Availability and Sources and Uses of Holding Company Liquidity; Limitations on Ability of Insurance Subsidiaries to Make Dividend and Surplus Debenture Interest Payments to the Holding Companies; Limitations on Holding Company Activities

CNO and CDOC, Inc. ("CDOC", our wholly owned subsidiary and the immediate parent of Washington National and Conseco Life Insurance Company of Texas ("CLTX")) are holding companies with no business operations of their own; they depend on their operating subsidiaries for cash to make principal and interest payments on debt, and to pay administrative expenses and income taxes.  CNO and CDOC receive cash from insurance subsidiaries, consisting of dividends and distributions, interest payments on surplus debentures and tax-sharing payments, as well as cash from non-insurance subsidiaries consisting of dividends, distributions, loans and advances.  The principal non-insurance subsidiaries that provide cash to CNO and CDOC are 40|86 Advisors, Inc., which receives fees from the insurance subsidiaries for investment services, and CNO Services, LLC which receives fees from the insurance subsidiaries for providing administrative services.  The agreements between our insurance subsidiaries and CNO Services, LLC and 40|86 Advisors, Inc., respectively, were previously approved by the domestic insurance regulator for each insurance company, and any payments thereunder do not require further regulatory approval. Refer to "Liquidity for Insurance Operations" above regarding the CLMA and limitations on
CNO Bermuda Re's ability to pay dividends to CDOC.

At March 31, 2026, CNO, CDOC and our other non-insurance subsidiaries held $280.1 million of unrestricted cash and cash equivalents, which was above our minimum target level of $150 million.

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as Washington National and CLTX, the immediate U.S. based insurance subsidiaries of CDOC, have significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. Washington National and CLTX receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries. Bankers Conseco Life Insurance Company, Bankers Life and Colonial Penn are wholly-owned subsidiaries of CLTX. Colonial Penn has significant negative earned surplus, and would therefore require prior approval to pay a dividend. Colonial Penn has not paid dividends in recent years. Bankers Life has negative earned surplus at March 31, 2026 and would require prior approval to pay a dividend. Bankers Conseco Life Insurance Company has minimal earned surplus, but consistently has positive earnings. As a result, a limited amount of dividends can be paid without prior approval. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA.  In the first three months of 2026, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $35.5 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. In the first three months of 2026, CDOC made capital contributions of $35.5 million to its insurance subsidiaries.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 321 percent at March 31, 2026.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

At March 31, 2026, there were no amounts outstanding under our $250.0 million Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2029.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. During the twelve months ended March 31, 2026, we generated approximately $377.2 million of such free cash flow, of which $5.9 million was generated during the first three months of 2026. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first three months of 2026, we repurchased 1.4 million shares of common stock for $60.0 million under our securities repurchase program, including $0.8 million of repurchases settled in the second quarter of 2026. The Company had remaining repurchase authority of $360.4 million as of March 31, 2026.

In the first three months of 2026, dividends declared on common stock totaled $16.4 million ($0.17 per common share). In May 2026, the Company increased its quarterly common stock dividend to $0.18 per share from $0.17 per share.

On April 8, 2026, AM Best affirmed its "bbb" rating on our issuer credit and senior unsecured debt and the outlook for these ratings is stable. In AM Best's view, a company rated "bbb" has an adequate ability to meet the terms of its obligations; however, the issuer is more susceptible to changes in economic or other conditions. Pluses and minuses show the relative standing within a category. AM Best has a total of 21 possible ratings ranging from "aaa (Exceptional)" to "c (In default)". There are eight ratings above CNO's "bbb" rating and 12 ratings that are below its rating.

Fitch affirmed its "BBB+" and "BBB" ratings on our issuer credit and senior unsecured debt ratings, respectively, on October 21, 2025. The outlook for these ratings is stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 24 possible ratings ranging from "AAA" to "D". There are seven ratings above CNO's "BBB+" rating and 16 ratings that are below its rating. There are eight ratings above CNO's "BBB" rating and 15 ratings that are below its rating.

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

INVESTMENTS

At March 31, 2026, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$13,878.7	$35.9	$(1,526.2)	$(29.0)	$12,359.4
United States Treasury securities and obligations of United States government corporations and agencies	208.9	—	(32.5)	—	176.4
States and political subdivisions	3,228.4	21.2	(388.2)	(0.5)	2,860.9
Foreign governments	134.8	0.4	(13.4)	(1.0)	120.8
Asset-backed securities	1,800.3	7.8	(49.8)	(0.1)	1,758.2
Agency residential mortgage-backed securities	810.6	9.5	(0.9)	—	819.2
Non-agency residential mortgage-backed securities	1,332.5	13.5	(84.2)	—	1,261.8
Collateralized loan obligations	1,466.5	1.3	(4.2)	—	1,463.6
Commercial mortgage-backed securities	2,162.4	4.1	(100.8)	—	2,065.7
Total investment grade fixed maturities, available for sale	25,023.1	93.7	(2,200.2)	(30.6)	22,886.0
Below-investment grade (a) (b):
Corporate securities	679.9	3.7	(52.4)	(8.8)	622.4
States and political subdivisions	22.4	0.2	(2.0)	(2.3)	18.3
Asset-backed securities	43.8	—	(1.6)	—	42.2
Non-agency residential mortgage-backed securities	223.7	19.2	(1.3)	—	241.6
Commercial mortgage-backed securities	88.5	—	(15.7)	(2.2)	70.6
Total below-investment grade fixed maturities, available for sale	1,058.3	23.1	(73.0)	(13.3)	995.1
Total fixed maturities, available for sale	$26,081.4	$116.8	$(2,273.2)	$(43.9)	$23,881.1
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of March 31, 2026 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,098.8	$14,681.5	61.5%
2	9,159.0	8,452.0	35.4
Total NAIC 1 and 2 (investment grade)	25,257.8	23,133.5	96.9
3	676.9	617.4	2.6
4	118.9	110.5	0.5
5	17.8	13.7	—
6	10.0	6.0	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	823.6	747.6	3.1
Total	$26,081.4	$23,881.1	100.0%

Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of March 31, 2026 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,879.2	12.1%	$390.2	17.2%
Commercial mortgage-backed securities	2,136.3	8.9	116.5	5.1
Banks	1,848.3	7.7	170.8	7.5
Asset-backed securities	1,800.4	7.5	51.4	2.3
Non-agency residential mortgage-backed securities	1,503.4	6.3	85.5	3.8
Collateralized loan obligations	1,463.6	6.1	4.2	0.2
Insurance	1,423.3	6.0	187.0	8.2
Utilities	1,160.0	4.9	153.4	6.7
Brokerage	1,045.4	4.4	74.5	3.3
Healthcare/pharmaceuticals	978.8	4.1	215.7	9.5
Technology	865.0	3.6	166.2	7.3
Agency residential mortgage-backed securities	819.2	3.4	0.9	—
Food/beverage	669.3	2.8	93.2	4.1
Cable/media	650.2	2.7	100.5	4.4
Energy	545.3	2.3	39.2	1.7
Transportation	390.1	1.6	48.7	2.1
Real estate/REITs	443.3	1.9	39.7	1.7
Retail	244.2	1.0	30.0	1.3
Autos	234.2	1.0	21.3	1.0
Building materials	228.5	1.0	20.9	1.0
Education	199.5	0.8	60.3	2.7
Other	2,353.6	9.9	203.1	8.9
Total fixed maturities, available for sale	$23,881.1	100.0%	$2,273.2	100.0%

Below-Investment Grade Securities

At March 31, 2026, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,058.3 million, or 4 percent of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $995.1 million, or 94 percent of the amortized cost. Based on the credit quality ratings assigned by the NAIC: (i) the amortized cost of our below-investment grade fixed maturities was $823.6 million, or 3 percent, of our fixed maturity portfolio; and (ii) the estimated fair value of such below-investment grade fixed maturities was $747.6 million or 91 percent of the amortized cost.

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

Structured Securities

At March 31, 2026, fixed maturity investments included structured securities with an estimated fair value of $7.7 billion, which represents 32 percent of all fixed maturity securities.  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at March 31, 2026, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,844.1	$1,800.4	7.5%
Agency residential mortgage-backed securities	810.6	819.2	3.4
Non-agency residential mortgage-backed securities	1,556.2	1,503.4	6.3
Collateralized loan obligations	1,466.5	1,463.6	6.1
Commercial mortgage-backed securities	2,250.9	2,136.3	9.0
Total structured securities	$7,928.3	$7,722.9	32.3%

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

Net Realized and Unrealized Investment Losses

During the three months ended March 31, 2026, the $56.3 million of gross realized losses on sales of $1,657.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities. Securities are generally sold at a loss following unforeseen sector or issuer-specific events or conditions, shifts in perceived credit quality relative values, or in connection with strategic asset repositionings related to changes in market conditions.

During the three months ended March 31, 2025, we recognized $2.8 million of realized losses on sales of $230.3 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

The following summarizes the investments sold at a loss during the first three months of 2026 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	1	$3.0	$2.0
Greater than or equal to 6 months and less than 12 months prior to sale	1	2.0	1.3
Greater than 12 months prior to sale	5	7.6	4.9
		$12.6	$8.2

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at March 31, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$133.4	$130.1
Due after one year through five years	1,412.0	1,387.4
Due after five years through ten years	1,936.2	1,881.4
Due after ten years	10,954.7	8,981.2
Subtotal	14,436.3	12,380.1
Structured securities	4,766.9	4,506.0
Total	$19,203.2	$16,886.1

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of March 31, 2026 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.0	$(0.6)	$2.4
Greater than or equal to 6 months and less than 12 months	—	—	—	—
Greater than 12 months	4	27.1	(9.0)	18.1
Total		$30.1	$(9.6)	$20.5

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of March 31, 2026 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$382.4	$5.8	$0.2	$1.8	$390.2
Healthcare/pharmaceuticals	161.5	52.4	0.2	1.6	215.7
Insurance	112.4	71.9	2.7	—	187.0
Banks	118.3	52.5	—	—	170.8
Technology	100.8	63.2	2.1	0.1	166.2
Utilities	100.9	52.1	0.4	—	153.4
Commercial mortgage-backed securities	78.1	22.7	14.1	1.6	116.5
Cable/media	9.3	66.1	24.5	0.6	100.5
Food/beverage	33.2	59.7	0.2	0.1	93.2
Non-agency residential mortgage-backed securities	76.1	8.1	0.2	1.1	85.5
Brokerage	48.3	25.8	0.4	—	74.5
Education	55.0	5.3	—	—	60.3
Asset-backed securities	17.6	32.2	1.6	—	51.4
Transportation	25.4	21.1	—	2.2	48.7
Real estate/REITs	22.4	16.9	0.4	—	39.7
Energy	9.3	29.9	—	—	39.2
United States Treasury securities and obligations of United States government corporations and agencies	32.5	—	—	—	32.5
Chemicals	2.9	25.6	1.5	—	30.0
Retail	25.8	3.0	1.2	—	30.0
Capital goods	20.7	7.0	—	—	27.7
Consumer products	10.8	0.8	12.5	0.6	24.7
Aerospace/defense	7.5	15.4	—	—	22.9
Autos	5.1	16.2	—	—	21.3
Building materials	5.1	15.7	0.1	—	20.9
Telecom	0.2	14.0	—	—	14.2
Foreign governments	6.6	6.8	—	—	13.4
Metals and mining	2.6	8.2	0.1	—	10.9
Paper	—	8.4	—	—	8.4
Entertainment/hotels	6.3	0.8	—	—	7.1
Collateralized loan obligations	3.5	0.7	—	—	4.2
Business services	—	3.4	0.1	0.2	3.7
Packaging	—	3.2	—	—	3.2
Other	3.9	0.8	0.5	0.1	5.3
Total fixed maturities, available for sale	$1,484.5	$715.7	$63.0	$10.0	$2,273.2

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

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended
	March 31,
	2026	2025
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$4.0	$7.5
Fee revenue and other income	(0.2)	1.5
Total revenues	3.8	9.0
Expenses:
Interest expense	3.8	7.8
Other operating expenses	0.8	1.0
Total expenses	4.6	8.8
Income before net investment losses and income taxes	(0.8)	0.2
Net investment losses	(1.3)	(3.5)
Loss before income taxes	$(2.1)	$(3.3)

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of March 31, 2026 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$39.6	13.8%	$1.4	35.8%
Brokerage	31.0	10.8	0.7	17.8
Healthcare/pharmaceuticals	27.0	9.4	0.3	7.2
Building materials	21.1	7.3	0.2	5.5
Food/beverage	19.9	6.9	0.2	2.9
Cable/media	17.3	6.0	0.4	8.3
Paper	15.3	5.3	0.1	2.4
Chemicals	14.5	5.1	0.2	3.9
Aerospace/defense	13.4	4.7	0.1	1.5
Transportation	13.2	4.6	—	0.4
Insurance	11.9	4.1	0.2	5.2
Utilities	11.0	3.8	—	0.3
Autos	10.7	3.7	—	1.2
Capital goods	9.9	3.5	—	0.8
Business services	8.2	2.9	—	1.2
Consumer products	8.0	2.8	0.1	1.4
Retail	4.4	1.5	—	0.5
Energy/pipelines	3.8	1.3	—	0.1
Other	7.2	2.5	0.1	3.6
Total	$287.4	100.0%	$4.0	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at March 31, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$118.7	$116.1
Due after five years through ten years	119.8	117.5
Total	$238.5	$233.6

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted and issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2025.  There have been no material changes in the first three months of 2026 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Information required for Part II, Item 1 is incorporated by reference to the discussion in Note 14 to the Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS.

CNO and its businesses are subject to a number of risks including general business and financial risks.  Any or all of such risks could have a material adverse effect on the business, financial condition or results of operations of CNO.  Refer to "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of such risk factors.  There have been no material changes from such previously disclosed risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2026)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
January 1 through January 31	391,884	$42.07	389,603	$404.0
February l through February 28	660,181	42.67	483,548	383.4
March 1 through March 31	696,195	40.93	561,475	360.4
Total	1,748,260	41.84	1,434,626	360.4
_________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

ITEM 5.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements, which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement (b)

Rocco F. Tarasi	February 24, 2026	March 20, 2027	15,757
Chief Marketing Officer
Gary Bhojwani	March 31, 2026	December 31, 2026	86,048
Chief Executive Officer
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

During the three months ended March 31, 2026, other than the individuals included in the table above, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of CNO Financial Group, Inc., dated July 31, 2025, incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

3.2	Amended and Restated Bylaws of CNO Financial Group, Inc., dated August 7, 2024, incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10.1*	Form of 2026 restricted stock unit award agreement under the Amended and Restated Long-Term Incentive Plan.

10.2*	Form of 2026 executive leadership group restricted stock unit award agreement under the Amended and Restated Long-Term Incentive Plan.

10.3*	Form of 2026 performance share award agreement under the Amended and Restated Long-Term Incentive Plan.

10.4*	Form of 2026 executive leadership group performance share award agreement under the Amended and Restated Long-Term Incentive Plan.

31.1	Certification of the Chief Executive Officer of CNO Financial Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of CNO Financial Group, Inc., Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*Identifies a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CNO FINANCIAL GROUP, INC.

Dated: May 7, 2026
	By:	/s/ Joel T. Koehneman
Joel T. Koehneman
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)