Form 10-Q
period 2026-06-30
CNO Financial Group, Inc.
filed 2026-08-06
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Shares of common stock outstanding as of July 30, 2026: 92,521,371

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	June 30, 2026	December 31, 2025

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: June 30, 2026 - $41.5 and December 31, 2025 - $36.0; amortized cost: June 30, 2026 - $26,580.2 and December 31, 2025 - $25,776.4)	$24,495.7	$23,886.8
Equity securities at fair value	337.2	389.2
Mortgage loans (net of allowance for credit losses: June 30, 2026 - $17.0 and December 31, 2025 - $20.9)	3,356.3	3,256.8
Policy loans	144.2	140.9
Trading securities	258.6	294.8
Investments held by variable interest entities (net of allowance for credit losses: June 30, 2026 - $1.6 and December 31, 2025 - $0.6; amortized cost: June 30, 2026 - $296.2 and December 31, 2025 - $294.1)	292.3	293.0
Other invested assets	1,858.6	1,737.0
Total investments	30,742.9	29,998.5
Cash and cash equivalents - unrestricted	1,289.7	956.1
Cash and cash equivalents held by variable interest entities	16.3	27.4
Accrued investment income	302.5	286.0
Present value of future profits	135.5	143.6
Deferred acquisition costs and sales inducements	2,508.1	2,397.3
Reinsurance receivables (net of allowance for credit losses: June 30, 2026 - $1.0 and December 31, 2025 - $1.0)	3,568.5	3,677.5
Income tax assets, net	709.7	713.3
Assets held in separate accounts	3.0	2.8
Other assets	585.0	588.1
Total assets	$39,861.2	$38,790.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2026	December 31, 2025

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$19,640.9	$18,912.6
Future policy benefits	11,784.7	11,898.0
Market risk benefit liability	50.6	48.1
Liability for life insurance policy claims	61.8	58.4
Unearned and advanced premiums	219.0	228.0
Liabilities related to separate accounts	3.0	2.8
Other liabilities	957.1	952.8
Investment borrowings	2,941.7	2,441.7
Borrowings related to variable interest entities	274.5	274.4
Notes payable – direct corporate obligations	1,336.3	1,335.6
Total liabilities	37,269.6	36,152.4
Commitments and Contingencies (Note 14)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: June 30, 2026 – 92,696,990; December 31, 2025 – 94,484,339)	0.9	0.9
Additional paid-in capital	1,227.4	1,336.3
Accumulated other comprehensive loss	(1,182.8)	(1,115.0)
Retained earnings	2,546.1	2,416.0
Total shareholders' equity	2,591.6	2,638.2
Total liabilities and shareholders' equity	$39,861.2	$38,790.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues:
Insurance policy income	$680.7	$651.3	$1,354.1	$1,302.0
Net investment income:
General account assets	411.9	378.3	806.9	753.4
Policyholder and other special-purpose portfolios	185.1	105.4	120.2	41.8
Investment losses:
Realized investment losses	(8.6)	(21.3)	(16.4)	(25.1)
Other investment gains (losses)	(6.1)	2.9	(21.0)	(0.1)
Total investment losses	(14.7)	(18.4)	(37.4)	(25.2)
Fee revenue and other income	22.2	34.9	71.0	83.6
Total revenues	1,285.2	1,151.5	2,314.8	2,155.6
Benefits and expenses:
Insurance policy benefits	742.5	658.4	1,319.1	1,228.4
Liability for future policy benefits remeasurement gain	(15.3)	(12.8)	(21.8)	(25.0)
Change in fair value of market risk benefits	(8.3)	(10.9)	2.4	4.4
Interest expense	55.3	59.1	106.2	121.1
Amortization of deferred acquisition costs and present value of future profits	74.9	68.6	149.1	136.0
Gain on extinguishment of borrowings related to variable interest entities	—	—	—	(1.5)
Other operating costs and expenses	276.4	271.1	551.7	546.4
Total benefits and expenses	1,125.5	1,033.5	2,106.7	2,009.8
Income before income taxes	159.7	118.0	208.1	145.8
Income tax expense	33.8	26.2	44.5	32.5
Net income	$125.9	$91.8	$163.6	$113.3
Earnings per common share:
Basic:
Weighted average shares outstanding	93,194,000	98,572,000	93,636,000	99,658,000
Net income	$1.35	$0.93	$1.75	$1.14
Diluted:
Weighted average shares outstanding	94,952,000	100,386,000	95,545,000	101,728,000
Net income	$1.33	$0.91	$1.71	$1.11

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$125.9	$91.8	$163.6	$113.3
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	100.9	(11.4)	(223.7)	218.0
Adjustment to discount rate for liability for future policy benefits	(69.3)	(26.3)	102.8	(95.1)
Adjustment to instrument-specific credit risk for market risk benefits	(0.8)	(1.1)	(0.1)	0.6
Reclassification adjustments:
For net realized investment losses included in net income	14.4	20.6	33.2	27.7
Other comprehensive income (loss) before tax	45.2	(18.2)	(87.8)	151.2
Income tax benefit (expense) related to items of accumulated other comprehensive income	(10.4)	4.6	20.0	(32.5)
Other comprehensive income (loss), net of tax	34.8	(13.6)	(67.8)	118.7
Comprehensive income (loss)	$160.7	$78.2	$95.8	$232.0

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, March 31, 2025	99,894	$1.0	$1,535.0	$(1,239.1)	$2,258.2	$2,555.1
Net income	—	—	—	—	91.8	91.8
Other comprehensive loss, net of tax	—	—	—	(13.6)	—	(13.6)
Common stock repurchased	(2,624)	—	(100.0)	—	—	(100.0)
Dividends on common stock	—	—	—	—	(17.0)	(17.0)
Employee benefit plans, net of shares used to pay tax withholdings	49	—	6.4	—	—	6.4
Balance, June 30, 2025	97,319	$1.0	$1,441.4	$(1,252.7)	$2,333.0	$2,522.7

Balance, March 31, 2026	93,795	$0.9	$1,277.8	$(1,217.6)	$2,437.3	$2,498.4
Net income	—	—	—	—	125.9	125.9
Other comprehensive income, net of tax	—	—	—	34.8	—	34.8
Common stock repurchased	(1,288)	—	(60.0)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(17.1)	(17.1)
Employee benefit plans, net of shares used to pay tax withholdings	190	—	9.6	—	—	9.6
Balance, June 30, 2026	92,697	$0.9	$1,227.4	$(1,182.8)	$2,546.1	$2,591.6

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2024	101,619	$1.0	$1,632.5	$(1,371.4)	$2,253.1	$2,515.2
Net income	—	—	—	—	113.3	113.3
Other comprehensive income, net of tax	—	—	—	118.7	—	118.7
Common stock repurchased	(5,105)	—	(199.9)	—	—	(199.9)
Dividends on common stock	—	—	—	—	(33.4)	(33.4)
Employee benefit plans, net of shares used to pay tax withholdings	805	—	8.8	—	—	8.8
Balance, June 30, 2025	97,319	$1.0	$1,441.4	$(1,252.7)	$2,333.0	$2,522.7

Balance, December 31, 2025	94,484	$0.9	$1,336.3	$(1,115.0)	$2,416.0	$2,638.2
Net income	—	—	—	—	163.6	163.6
Other comprehensive loss, net of tax	—	—	—	(67.8)	—	(67.8)
Common stock repurchased	(2,723)	—	(120.0)	—	—	(120.0)
Dividends on common stock	—	—	—	—	(33.5)	(33.5)
Employee benefit plans, net of shares used to pay tax withholdings	936	—	11.1	—	—	11.1
Balance, June 30, 2026	92,697	$0.9	$1,227.4	$(1,182.8)	$2,546.1	$2,591.6
The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Insurance policy income	$1,229.6	$1,182.4
Net investment income	772.6	748.2
Fee revenue and other income	96.1	98.5
Insurance policy benefits	(832.3)	(822.9)
Interest expense	(104.3)	(114.4)
Deferrable policy acquisition costs and sales inducements	(251.8)	(244.8)
Other operating costs	(583.5)	(564.5)
Income taxes	(21.0)	(0.3)
Net cash provided by operating activities	305.4	282.2
Cash flows from investing activities:
Sales of investments	6,499.8	1,716.9
Maturities and redemptions of investments	1,810.7	1,263.1
Purchases of investments	(9,088.3)	(3,631.2)
Other, net	(10.0)	(9.2)
Net cash used by investing activities	(787.8)	(660.4)
Cash flows from financing activities:
Payments on notes payable	—	(500.0)
Issuance of common stock	6.6	7.1
Payments to repurchase common stock	(134.2)	(210.6)
Common stock dividends paid	(33.8)	(33.6)
Payments on financing arrangements	(8.1)	(7.6)
Amounts received for deposit products	1,532.9	1,234.1
Withdrawals from deposit products	(1,058.5)	(1,402.1)
Issuance of investment borrowings:
Federal Home Loan Bank	776.8	526.8
Payments on investment borrowings:
Federal Home Loan Bank	(276.8)	(273.8)
Related to variable interest entities	—	(143.8)
Net cash provided (used) by financing activities	804.9	(803.5)
Net increase (decrease) in cash and cash equivalents	322.5	(1,181.7)
Cash and cash equivalents - unrestricted and including held by variable interest entities, beginning of period	983.5	1,997.7
Cash and cash equivalents - unrestricted and including held by variable interest entities, end of period	$1,306.0	$816.0

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

Goodwill and Intangible Assets

In February 2021, we acquired DirectPath, LLC ("DirectPath", now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022). In April 2019, we acquired Web Benefits Design Corporation ("WBD"), which was subsequently merged into Optavise during 2023. These acquisitions formed our Worksite fee services business, providing personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. We exited the fee services business as of June 30, 2026. Optavise goodwill and other intangible assets arising from the acquisitions were reflected in our Fee income segment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
At June 30, 2026, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$14,999.6	$38.0	$(1,480.8)	$(35.3)	$13,521.5
United States Treasury securities and obligations of United States government corporations and agencies	211.5	—	(32.6)	—	178.9
States and political subdivisions	3,269.2	19.7	(383.0)	(2.8)	2,903.1
Foreign governments	133.5	0.6	(11.5)	(1.0)	121.6
Asset-backed securities	1,989.8	6.0	(48.8)	(0.1)	1,946.9
Agency residential mortgage-backed securities	711.5	6.7	(0.9)	—	717.3
Non-agency residential mortgage-backed securities	1,474.5	30.0	(78.3)	—	1,426.2
Collateralized loan obligations	1,597.7	2.7	(2.6)	—	1,597.8
Commercial mortgage-backed securities	2,192.9	2.9	(111.1)	(2.3)	2,082.4
Total fixed maturities, available for sale	$26,580.2	$106.6	$(2,149.6)	$(41.5)	$24,495.7

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale at June 30, 2026 by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$196.2	$196.2
Due after one year through five years	2,296.8	2,283.5
Due after five years through ten years	3,325.0	3,290.9
Due after ten years	12,795.8	10,954.5
Subtotal	18,613.8	16,725.1
Structured securities	7,966.4	7,770.6
Total fixed maturities, available for sale	$26,580.2	$24,495.7

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

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at June 30, 2026 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$2,486.7	$(74.7)	$1,816.2	$(387.3)	$4,302.9	$(462.0)
United States Treasury securities and obligations of United States government corporations and agencies	22.6	(0.2)	155.0	(32.4)	177.6	(32.6)
States and political subdivisions	293.7	(10.7)	879.4	(147.6)	1,173.1	(158.3)
Foreign governments	7.2	(0.1)	10.1	(2.1)	17.3	(2.2)
Asset-backed securities	789.2	(5.5)	409.9	(42.5)	1,199.1	(48.0)
Agency residential mortgage-backed securities	147.9	(0.8)	6.6	(0.1)	154.5	(0.9)
Non-agency residential mortgage-backed securities	205.9	(2.2)	563.9	(76.2)	769.8	(78.4)
Collateralized loan obligations	481.0	(1.1)	46.9	(1.5)	527.9	(2.6)
Commercial mortgage-backed securities	466.0	(3.3)	913.9	(107.8)	1,379.9	(111.1)
Total fixed maturities, available for sale	$4,900.2	$(98.6)	$4,801.9	$(797.5)	$9,702.1	$(896.1)

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

Based on management's current assessment of investments with unrealized losses at June 30, 2026, the Company believes the issuers of the securities will continue to meet their obligations.  We do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery. If a loss is recognized from a sale subsequent to a balance sheet date due to these unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2026 (dollars in millions):

	Corporate securities	Other	Total
Allowance at March 31, 2026	$37.8	$6.1	$43.9
Additions for securities for which credit losses were not previously recorded	4.2	—	4.2
Additions (reductions) for securities where an allowance was previously recorded	(2.8)	0.1	(2.7)
Reduction for securities disposed during the period	(3.9)	—	(3.9)
Allowance at June 30, 2026	$35.3	$6.2	$41.5

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2026 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2025	$30.2	$5.8	$36.0
Additions for securities for which credit losses were not previously recorded	13.1	0.2	13.3
Additions (reductions) for securities where an allowance was previously recorded	(1.4)	0.2	(1.2)
Reduction for securities disposed during the period	(6.6)	—	(6.6)
Allowance at June 30, 2026	$35.3	$6.2	$41.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended June 30, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at March 31, 2025	$33.1	$5.8	$38.9
Additions for securities for which credit losses were not previously recorded	0.6	—	0.6
Additions for securities where an allowance was previously recorded	0.1	0.2	0.3
Reduction for securities disposed during the period	(0.7)	—	(0.7)
Allowance at June 30, 2025	$33.1	$6.0	$39.1

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the six months ended June 30, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2024	$31.1	$6.0	$37.1
Additions for securities for which credit losses were not previously recorded	3.1	—	3.1
Additions for securities where an allowance was previously recorded	0.9	—	0.9
Reduction for securities disposed during the period	(2.0)	—	(2.0)
Allowance at June 30, 2025	$33.1	$6.0	$39.1

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At June 30, 2026, we held commercial mortgage loan investments with an amortized cost and fair value of $1,883.0 million and $1,767.9 million, respectively. At June 30, 2026, there were no commercial mortgage loans that were non-current or in the process of foreclosure.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of June 30, 2026 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2026	2025	2024	2023	2022	Prior	Total amortized cost	Commercial mortgage loans	Collateral
Less than 60%	$183.0	$288.0	$168.5	$170.4	$139.5	$515.9	$1,465.3	$1,380.3	$4,641.8
60% to less than 70%	30.6	88.6	15.0	17.7	37.3	18.0	207.2	195.5	317.4
70% to less than 80%	—	18.0	—	60.1	90.7	22.2	191.0	175.3	255.9
80% to less than 90%	—	9.9	—	—	—	—	9.9	9.4	12.4
90% to less than 100%	—	—	—	—	—	9.6	9.6	7.4	9.8
Total	$213.6	$404.5	$183.5	$248.2	$267.5	$565.7	$1,883.0	$1,767.9	$5,237.3
_________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At June 30, 2026, we held residential mortgage loan investments with an amortized cost and fair value of $1,490.3 million and $1,502.9 million, respectively. We consider current or non-current loan status as our primary credit quality indicator in conjunction with other quantitative and qualitative factors. We define non-current loans as those that are 90 or more days past-due and/or in nonaccrual status. At June 30, 2026, there were 40 residential mortgage loans that were non-current with an amortized cost of $29.2 million (of which, 11 loans with an amortized cost of $5.4 million were in foreclosure).

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the period indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance at the beginning of the period	$17.0	$20.1	$20.9	$13.6
Increase (decrease) in provision for expected credit losses	—	1.0	(3.9)	7.5
Allowance at the end of the period	$17.0	$21.1	$17.0	$21.1
Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$22.5	$1.9	$74.7	$2.9
Gross realized losses on sales of fixed maturities, available for sale	(32.9)	(21.8)	(89.2)	(24.6)
Equity securities, net	1.6	(0.5)	(0.2)	(0.5)
Other, net	0.2	(0.9)	(1.7)	(2.9)
Total realized investment losses	(8.6)	(21.3)	(16.4)	(25.1)
Change in allowance for credit losses and write-downs	(3.5)	(1.0)	(13.1)	(10.7)
Change in fair value of equity securities (a)	(1.9)	4.6	(3.9)	2.1
Other changes in fair value (b) (c)	(0.7)	(0.7)	(4.0)	8.5
Other investment gains (losses)	(6.1)	2.9	(21.0)	(0.1)
Total investment losses	$(14.7)	$(18.4)	$(37.4)	$(25.2)
_________________
(a)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(0.4) million and $4.2 million for the three months ended June 30, 2026 and 2025, respectively, and $(4.2) million and $4.8 million for the six months ended June 30, 2026 and 2025, respectively.
(b)    Comprised of gains (losses) related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value, of $(0.5) million and $(0.8) million for the three months ended June 30, 2026 and 2025, respectively, and $(3.4) million and $7.2 million in the six months ended June 30, 2026 and 2025, respectively. The increase (decrease) in fair value of embedded derivatives related to a modified coinsurance agreement of $(0.2) million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $(0.6) million and $1.3 million in the six months ended June 30, 2026 and 2025, respectively.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
(c)    Changes in the estimated fair value of fixed maturity investments with embedded derivatives that we have elected the fair value option (that are still held as of the end of the respective periods) were $(0.3) million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively and $(3.3) million and $6.6 million in the six months ended June 30, 2026 and 2025, respectively.

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

During the three months ended June 30, 2026, the $32.9 million of gross realized losses on sales of $1,136.3 million of fixed maturity securities, available for sale, primarily related to various lower-yielding corporate securities that were reinvested in higher-yielding securities, which were largely offset by capital gains.

During the six months ended June 30, 2026, the $89.2 million of gross realized losses on sales of $2,793.4 million of fixed maturity securities, available for sale, primarily related to various corporate securities that were reinvested in higher-yielding securities, which were largely offset by capital gains.

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

At June 30, 2026, the amortized cost and carrying value of fixed maturities that were non-income producing were $5.7 million and $3.4 million, respectively.

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

As the Company is responsible for the determination of fair value, we have controls designed to ensure that the fair values received from third-party pricing sources are reasonable and the valuation techniques and assumptions used appear reasonable and consistent with prevailing market conditions. Additionally, when inputs are provided by third-party pricing sources, we have controls in place to review those inputs for reasonableness. As part of these controls, we perform monthly quantitative and qualitative analysis on the prices received from third parties to determine whether the prices are reasonable estimates of fair value.  The Company's analysis includes: (i) a review of the methodology used by third-party pricing services; (ii) where available, a comparison of multiple pricing services' valuations for the same security; (iii) a review of month to month price fluctuations; (iv) a review to ensure valuations are not unreasonably dated; and (v) back testing to compare actual purchase and sale transactions with valuations received from third parties.  As a result of such procedures, the Company may conclude a particular price received from a third-party is not reflective of current market conditions.  In those instances, we may request additional pricing quotes or apply internally developed valuations. However, the number of such instances is insignificant and the aggregate change in value of such investments is not materially different from the original prices received.

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

For securities that are not priced by pricing services and may not be reliably priced using pricing models, we obtain broker quotes.  These broker quotes are non-binding and represent an exit price, but assumptions used to establish the fair value may not be observable and therefore represent Level 3 inputs.  Approximately 96 percent of our Level 3 fixed maturity securities and trading securities were valued using unadjusted broker quotes or broker-provided valuation inputs.  The remaining Level 3 fixed maturity investments do not have readily determinable market prices and/or observable inputs.  For these securities, we use internally developed valuations.  Key assumptions used to determine fair value for these securities may include risk premiums, projected performance of underlying collateral and other factors involving significant assumptions which may not be reflective of an active market.  For certain investments, we use a matrix or model process to develop a security price where future cash flow expectations are discounted at an estimated market rate.  The pricing matrix incorporates term interest rates as well as a spread level based on the issuer's credit rating, other factors relating to the issuer, and the

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
security's maturity.  In some instances issuer-specific spread adjustments, which can be positive or negative, are made based upon internal analysis of security specifics such as liquidity, deal size, and time to maturity.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at June 30, 2026 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$13,348.5	$173.0	$13,521.5
United States Treasury securities and obligations of United States government corporations and agencies	—	178.9	—	178.9
States and political subdivisions	—	2,903.1	—	2,903.1
Foreign governments	—	121.6	—	121.6
Asset-backed securities	—	1,903.8	43.1	1,946.9
Agency residential mortgage-backed securities	—	717.3	—	717.3
Non-agency residential mortgage-backed securities	—	1,397.4	28.8	1,426.2
Collateralized loan obligations	—	1,597.8	—	1,597.8
Commercial mortgage-backed securities	—	2,078.9	3.5	2,082.4
Total fixed maturities, available for sale	—	24,247.3	248.4	24,495.7
Equity securities - corporate securities	174.7	71.4	73.5	319.6
Trading securities:
Asset-backed securities	—	32.9	—	32.9
Agency residential mortgage-backed securities	—	78.4	—	78.4
Non-agency residential mortgage-backed securities	—	33.2	—	33.2
Collateralized loan obligations	—	9.3	—	9.3
Commercial mortgage-backed securities	—	104.8	—	104.8
Total trading securities	—	258.6	—	258.6
Investments held by variable interest entities - corporate securities	—	292.3	—	292.3
Other invested assets:
Derivatives	—	294.2	—	294.2
Residual tranches	—	—	4.5	4.5
Total other invested assets	—	294.2	4.5	298.7
Assets held in separate accounts	—	3.0	—	3.0
Total assets carried at fair value by category	$174.7	$25,166.8	$326.4	$25,667.9
Equity securities measured at net asset value				17.6
Total assets carried at fair value				$25,685.5

Liabilities:
Market risk benefit liability	$—	$—	$50.6	$50.6
Embedded derivatives associated with fixed indexed annuity products	—	—	1,676.7	1,676.7
Total liabilities carried at fair value	$—	$—	$1,727.3	$1,727.3

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2026 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$224.0	$73.9	$4.5	$302.4
Gains (losses) included in net income	(2.2)	(0.4)	—	(2.6)
Gains (losses) included in accumulated other comprehensive loss	2.1	—	—	2.1
Purchases, sales, issuances and settlements (a)
Purchases	22.6	—	0.1	22.7
Sales	(1.3)	—	(0.1)	(1.4)
Transfers into Level 3 (b)	23.4	—	—	23.4
Transfers out of Level 3 (b)	(20.2)	—	—	(20.2)
End of period	$248.4	$73.5	$4.5	$326.4

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(2.2)	$(0.4)	$—	$(2.6)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$1.6	$—	$—	$1.6
________________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the three months ended June 30, 2026.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2026 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$171.8	$73.7	$4.2	$249.7
Gains (losses) included in net income	(0.7)	(0.2)	0.1	(0.8)
Gains (losses) included in accumulated other comprehensive loss	(2.0)	—	—	(2.0)
Purchases, sales, issuances and settlements (a)
Purchases	41.2	—	0.4	41.6
Sales	(2.4)	—	(0.2)	(2.6)
Transfers into Level 3 (b)	48.8	—	—	48.8
Transfers out of Level 3 (b)	(8.3)	—	—	(8.3)
End of period	$248.4	$73.5	$4.5	$326.4

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.7)	$(0.2)	$0.1	$(0.8)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(3.3)	$—	$—	$(3.3)
________________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the six months ended June 30, 2026.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended June 30, 2025 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$277.3	$73.3	$2.6	$353.2
Gains (losses) included in net income	(2.2)	1.1	—	(1.1)
Gains (losses) included in accumulated other comprehensive loss	(2.3)	—	—	(2.3)
Purchases, sales, issuances and settlements (a)
Purchases	82.8	—	—	82.8
Sales	(14.2)	—	—	(14.2)
Transfers into Level 3 (b)	129.6	20.0	—	149.6
Transfers out of Level 3 (b)	(16.4)	—	—	(16.4)
End of period	$454.6	$94.4	$2.6	$551.6

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(2.2)	$1.1	$—	$(1.1)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(3.5)	$—	$—	$(3.5)
________________
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the six months ended June 30, 2025 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$155.9	$73.4	$95.4	$324.7
Gains (losses) included in net income	(0.5)	1.0	—	0.5
Gains (losses) included in accumulated other comprehensive loss	(0.3)	—	—	(0.3)
Purchases, sales, issuances and settlements (a)
Purchases	234.4	20.0	—	254.4
Sales	(20.0)	—	—	(20.0)
Transfers into Level 3 (b)	115.1	—	—	115.1
Transfers out of Level 3 (b)	(30.0)	—	(92.8)	(122.8)
End of period	$454.6	$94.4	$2.6	$551.6

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.5)	$1.0	$—	$0.5
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(2.1)	$—	$—	$(2.1)
________________
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

At June 30, 2026, 76 percent of our Level 3 fixed maturities, available for sale, were investment grade and 70 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of the period	$1,564.2	$1,450.2	$1,600.6	$1,471.6
Premiums less benefits	(3.6)	(7.5)	(13.0)	(16.0)
Change in fair value, net	116.1	59.7	89.1	46.8
Balance at end of the period	$1,676.7	$1,502.4	$1,676.7	$1,502.4

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at June 30, 2026 (dollars in millions):

	Fair value at June 30, 2026	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities (c)	$0.3	Recovery method	% Recovery expected	25.00%
Asset-backed securities (b)	7.1	Discounted cash flow analysis	Discount margins	1.60%
Asset-backed securities (c)	3.4	Recovery method	% Recovery expected	60.32%
Equity securities (d)	64.3	Market comparables	EBITDA multiples	11.6X
Total assets	$75.1
Liabilities:
Market risk benefit liability (e)	$50.6	Discounted cash flow analysis	Surrender rates	0.46% - 17.68% (3.44%)
			Partial withdrawal rates	0.00% - 3.00% (0.96%)
			Mortality	0.03% - 39.75% (3.63%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Non-performance risk spread	0.08% - 0.31% (N/A)
Embedded derivatives related to fixed indexed annuity products (f)	1,676.7	Discounted projected embedded derivatives	Surrender rates	0.46% - 23.36% (6.11%)
			Partial withdrawal rates	0.00% - 4.50% (2.78%)
			Mortality	0.03% - 39.75% (4.05%)
			GLWB utilization	5.92% - 47.62% (25.07%)
			Option budget	0.90% - 3.38% (2.64%)
			Non-performance risk spread	0.08% - 0.31% (N/A)
Total liabilities	$1,727.3
________________
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
(e)    Market risk benefits – Many of our fixed indexed annuity products include a guaranteed living withdrawal benefit ("GLWB") that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including nonmarket assumptions related to surrender rates, partial withdrawal rates, mortality, GLWB utilization and non-performance risk. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally decrease the value of a MRB liability. Increases in partial withdrawal rates would generally decrease the value of a MRB liability. A decrease in the mortality assumption would generally increase the MRB liability. Increases in utilization rates would generally increase the value of a MRB liability. Increases in non-performance risk spread decrease the MRB liability.
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
________________
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
(e)    Market risk benefits – Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of the value of MRBs is based on significant unobservable inputs including nonmarket assumptions related to surrender rates, partial withdrawal rates, mortality, GLWB utilization and non-performance risk. These assumptions are based on actuarial estimates and past experience. Increases in assumed surrender rates would generally decrease the value of a MRB liability. Increases in partial withdrawal rates would generally decrease the value of a MRB liability. A decrease in the mortality assumption would generally increase the MRB liability. Increases in utilization rates would generally increase the value of a MRB liability. Increases in non-performance risk spread decrease the MRB liability.
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

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	June 30, 2026
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$3,270.8	$3,270.8	$3,356.3
Policy loans	—	—	144.2	144.2	144.2
Other invested assets:
Company-owned life insurance (a)	—	434.0	—	434.0	434.0
Cash and cash equivalents:
Unrestricted	1,289.7	—	—	1,289.7	1,289.7
Held by variable interest entities	16.3	—	—	16.3	16.3
Total	$1,306.0	$434.0	$3,415.0	$5,155.0	$5,240.5

Liabilities:
Policyholder account balances (b)	$—	$—	$17,964.2	$17,964.2	$17,964.2
Investment borrowings	—	2,943.6	—	2,943.6	2,941.7
Borrowings related to variable interest entities	—	276.6	—	276.6	274.5
Notes payable – direct corporate obligations	—	1,333.4	—	1,333.4	1,336.3
Total	$—	$4,553.6	$17,964.2	$22,517.8	$22,516.7
________________
(a)Includes $222.3 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2025 Annual Report on Form 10-K, and a $211.7 million investment in a COLI policy for key employees that is recorded in our general account assets.
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
________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2026 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
Present value of expected net premiums ("PVENP"), beginning of period	$2,645.7	$3,661.6	$1,196.6	$2,213.7	$—	$9,717.6
Effect of changes in discount rate assumptions, beginning of period	107.6	111.5	(4.8)	42.9	—	257.2
Beginning PVENP at original discount rate	2,753.3	3,773.1	1,191.8	2,256.6	—	9,974.8
Effect of actual variances from expected experience	14.6	30.0	(26.3)	(47.9)	—	(29.6)
Adjusted beginning of period PVENP	2,767.9	3,803.1	1,165.5	2,208.7	—	9,945.2
Issuances	132.1	419.2	89.8	181.9	3.5	826.5
Interest accrual	61.3	83.8	28.0	47.6	—	220.7
Net premiums collected	(175.5)	(255.0)	(85.2)	(195.5)	(3.5)	(714.7)
Ending PVENP at original discount rate	2,785.8	4,051.1	1,198.1	2,242.7	—	10,277.7
Effect of changes in discount rate assumptions, end of period	(136.1)	(148.7)	(10.3)	(66.4)	—	(361.5)
PVENP, end of period	$2,649.7	$3,902.4	$1,187.8	$2,176.3	$—	$9,916.2

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,984.2	$3,864.0	$4,409.2	$4,677.8	$260.0	$19,195.2
Effect of changes in discount rate assumptions, beginning of period	359.2	120.6	10.5	199.5	11.1	700.9
Beginning PVEFPB at original discount rate	6,343.4	3,984.6	4,419.7	4,877.3	271.1	19,896.1
Effect of actual variances from expected experience	18.1	30.9	(44.5)	(57.3)	(0.5)	(53.3)
Adjusted beginning of period PVEFPB	6,361.5	4,015.5	4,375.2	4,820.0	270.6	19,842.8
Issuances	132.2	419.3	89.9	184.1	3.5	829.0
Interest accrual	147.2	88.7	115.5	106.9	6.3	464.6
Benefit payments	(212.9)	(268.4)	(145.1)	(235.5)	(15.1)	(877.0)
Ending PVEFPB at original discount rate	6,428.0	4,255.1	4,435.5	4,875.5	265.3	20,259.4
Effect of changes in discount rate assumptions, end of period	(426.3)	(160.1)	(65.2)	(249.1)	(13.8)	(914.5)
PVEFPB, end of period	$6,001.7	$4,095.0	$4,370.3	$4,626.4	$251.5	$19,344.9

Net liability for future policy benefits	$3,352.0	$192.6	$3,182.5	$2,450.1	$251.5	$9,428.7
Flooring impact	—	1.3	—	—	—	1.3
Adjusted net liability for future policy benefits	3,352.0	193.9	3,182.5	2,450.1	251.5	9,430.0
Related reinsurance recoverable	(1.6)	—	(385.4)	(149.6)	—	(536.6)
Net liability for future policy benefits, net of reinsurance recoverable	$3,350.4	$193.9	$2,797.1	$2,300.5	$251.5	$8,893.4

Adjusted net liability for future policy benefits	$9,430.0
Reserves excluded from roll forward (a)	2,256.9
Deferred liability	72.7
Future loss reserves (b)	25.1
Future policy benefits	$11,784.7
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the six months ended June 30, 2025 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
PVENP, beginning of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5
Effect of changes in discount rate assumptions, beginning of period	180.0	195.2	25.7	113.5	—	514.4
Beginning PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of actual variances from expected experience	(46.8)	51.6	(26.0)	(54.3)	—	(75.5)
Adjusted beginning of period PVENP	2,777.1	3,408.7	1,102.5	2,263.1	—	9,551.4
Issuances	171.5	253.5	84.1	193.3	2.8	705.2
Interest accrual	61.6	71.1	26.4	47.2	—	206.3
Net premiums collected	(178.7)	(230.1)	(82.2)	(199.2)	(2.8)	(693.0)
Ending PVENP at original discount rate	2,831.5	3,503.2	1,130.8	2,304.4	—	9,769.9
Effect of changes in discount rate assumptions, end of period	(138.2)	(133.3)	(6.3)	(67.9)	—	(345.7)
PVENP, end of period	$2,693.3	$3,369.9	$1,124.5	$2,236.5	$—	$9,424.2

PVEFPB, beginning of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0
Effect of changes in discount rate assumptions, beginning of period	516.6	211.5	94.1	333.3	16.2	1,171.7
Beginning PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of actual variances from expected experience	(52.8)	57.7	(37.1)	(71.1)	1.6	(101.7)
Adjusted beginning of period PVEFPB	6,292.0	3,644.8	4,297.1	4,832.8	282.3	19,349.0
Issuances	174.6	253.6	84.2	195.6	2.9	710.9
Interest accrual	146.3	76.2	114.0	105.2	6.4	448.1
Benefit payments	(216.4)	(252.8)	(144.8)	(237.7)	(14.2)	(865.9)
Ending PVEFPB at original discount rate	6,396.5	3,721.8	4,350.5	4,895.9	277.4	19,642.1
Effect of changes in discount rate assumptions, end of period	(441.6)	(144.4)	(49.8)	(253.5)	(14.0)	(903.3)
PVEFPB, end of period	$5,954.9	$3,577.4	$4,300.7	$4,642.4	$263.4	$18,738.8

Net liability for future policy benefits	$3,261.6	$207.5	$3,176.2	$2,405.9	$263.4	$9,314.6
Flooring impact	—	0.7	—	—	—	0.7
Adjusted net liability for future policy benefits	3,261.6	208.2	3,176.2	2,405.9	263.4	9,315.3
Related reinsurance recoverable	(1.3)	—	(373.0)	(164.0)	—	(538.3)
Net liability for future policy benefits, net of reinsurance recoverable	$3,260.3	$208.2	$2,803.2	$2,241.9	$263.4	$8,777.0

Adjusted net liability for future policy benefits	$9,315.3
Reserves excluded from roll forward (a)	2,374.9
Deferred liability	69.7
Future loss reserves (b)	27.8
Future policy benefits	$11,787.7
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

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Six months ended
	June 30,
	2026	2025
Net liability, beginning of period	$48.1	$60.0
Effect of changes in the instrument-specific credit risk, beginning of period	0.9	1.4
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	49.0	61.4
Issuances	2.2	2.3
Interest accrual	1.0	1.5
Effect of changes in interest rates	(1.0)	(0.1)
Effect of changes in equity markets	(2.3)	0.2
Effect of changes in equity index volatility	2.9	2.7
Actual policyholder behavior different from expected behavior	(0.9)	(0.4)
Effect of changes in assumptions	0.5	(1.8)
Net liability, end of period, before effect of changes in the instrument-specific credit risk	51.4	65.8
Effect of changes in the instrument-specific credit risk, end of period	(0.8)	(2.0)
Net liability, end of period, net of reinsurance	$50.6	$63.8

Balance reported as an asset	$—	$—
Balance reported as a liability	50.6	63.8
Net liability	$50.6	$63.8

Net amount at risk	$13.2	$22.3
Weighted average attained age of contract holders	70	70

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Six months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Other annuities	$4.3	$3.3	$6.3	$6.5
Supplemental health	379.1	369.2	85.9	84.6
Medicare supplement	338.0	310.8	4.9	5.1
Long-term care	182.0	175.2	87.5	87.6
Traditional life	369.5	367.1	59.3	57.9
Total	$1,272.9	$1,225.6	$243.9	$241.7
________________
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

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	June 30, 2026		June 30, 2025
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	296.6	251.5	319.9	263.5
Supplemental health
Expected future gross premiums	9,233.4	5,664.0	9,069.6	5,587.9
Expected future benefits and expenses	11,000.3	6,001.7	11,061.4	5,954.9
Medicare supplement
Expected future gross premiums	7,645.8	5,098.6	6,564.7	4,487.0
Expected future benefits and expenses	6,152.8	4,095.0	5,259.4	3,577.4
Long-term care
Expected future gross premiums	3,762.0	2,581.0	3,359.6	2,467.6
Expected future benefits and expenses	8,248.7	4,370.3	8,002.2	4,300.7
Traditional life
Expected future gross premiums	5,767.0	4,135.9	5,746.9	4,149.2
Expected future benefits and expenses	7,648.1	4,626.4	7,645.7	4,641.9
________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material for the six months ended June 30, 2026 and 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the weighted average durations (under locked-in discount rates) of the liability for future policy benefits in years:

	June 30, 2026	June 30, 2025
Other annuities	9.5	9.6
Supplemental health	10.6	11.2
Medicare supplement	5.3	6.1
Long-term care	10.8	10.7
Traditional life	9.9	10.1

The following table provides the weighted average interest rates for the liability for future policy benefits:

	June 30, 2026	June 30, 2025
Other annuities
Interest accretion rate	4.88%	4.85%
Current discount rate	5.60	5.50
Supplemental health
Interest accretion rate	4.95	4.96
Current discount rate	5.55	5.45
Medicare supplement
Interest accretion rate	4.12	4.31
Current discount rate	5.02	5.09
Long-term care
Interest accretion rate	5.62	5.65
Current discount rate	5.61	5.53
Traditional life
Interest accretion rate	4.83	4.79
Current discount rate	5.58	5.49

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Six months ended
	June 30, 2026
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$11,633.0	$1,637.5	$104.5	$1,383.2	$3,373.6	$348.7	$18,480.5
Issuances (funds collected from new business)	859.7	83.2	—	24.5	299.7	—	1,267.1
Premiums received (premiums collected from inforce business)	20.8	1.5	12.1	112.8	—	122.9	270.1
Policy charges	(14.4)	(0.9)	—	(103.8)	—	—	(119.1)
Surrenders and withdrawals	(511.0)	(78.9)	(16.8)	(19.3)	(70.9)	(128.0)	(824.9)
Benefit payments	(148.5)	(52.7)	(2.5)	(11.2)	—	—	(214.9)
Interest credited	223.3	24.3	1.1	37.4	72.0	1.2	359.3
Other	28.4	0.1	(0.1)	(0.8)	—	—	27.6
Policyholder account values, end of period excluding contracts 100% ceded	12,091.3	1,614.1	98.3	1,422.8	3,674.4	344.8	19,245.7
Policyholder account values, end of period for contracts 100% ceded	107.1	469.8	31.1	90.4	—	9.4	707.8
Amount of reserves above (below) policyholder account values (c)	(331.1)	—	—	18.5	—	—	(312.6)
Policyholder account balance, end of period	$11,867.3	$2,083.9	$129.4	$1,531.7	$3,674.4	$354.2	$19,640.9

Balance, end of period, reinsurance ceded	(101.9)	(469.8)	(31.1)	(108.5)	—	(21.9)	(733.2)
Balance, end of period, net of reinsurance	$11,765.4	$1,614.1	$98.3	$1,423.2	$3,674.4	$332.3	$18,907.7

Weighted average crediting rate (d)	2.1%	3.0%	2.8%	4.8%	4.3%	0.8%

Cash surrender value, net of reinsurance	$11,313.9	$1,563.9	$98.3	$1,174.3	$—	$332.3
________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $31,854.6 million at the balance sheet date.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Six months ended
	June 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$10,766.3	$1,646.6	$107.4	$1,321.8	$3,021.2	$359.1	$17,222.4
Issuances (funds collected from new business)	846.6	98.1	—	20.5	—	—	965.2
Premiums received (premiums collected from inforce business)	11.4	1.7	15.2	109.9	—	134.8	273.0
Policy charges	(13.7)	(0.9)	—	(100.0)	—	—	(114.6)
Surrenders and withdrawals	(454.9)	(82.2)	(16.4)	(19.4)	(457.0)	(138.1)	(1,168.0)
Benefit payments	(147.3)	(53.6)	(3.0)	(12.5)	—	—	(216.4)
Interest credited	181.4	25.1	1.3	33.5	54.0	1.2	296.5
Other	31.4	(0.1)	(0.2)	(0.1)	—	—	31.0
Policyholder account values, end of period excluding contracts 100% ceded	11,221.2	1,634.7	104.3	1,353.7	2,618.2	357.0	17,289.1
Policyholder account values, end of period for contracts 100% ceded	117.1	513.7	30.3	94.7	—	10.0	765.8
Amount of reserves above (below) policyholder account values (c)	(457.8)	—	—	11.9	—	—	(445.9)
Policyholder account balance, end of period	$10,880.5	$2,148.4	$134.6	$1,460.3	$2,618.2	$367.0	$17,609.0

Balance, end of period, reinsurance ceded	(110.0)	(513.7)	(30.3)	(112.6)	—	(23.0)	(789.6)
Balance, end of period, net of reinsurance	$10,770.5	$1,634.7	$104.3	$1,347.7	$2,618.2	$344.0	$16,819.4

Weighted average crediting rate (d)	2.2%	2.9%	2.7%	5.3%	4.1%	0.8%

Cash surrender value, net of reinsurance	$10,487.5	$1,590.3	$104.3	$1,106.6	$—	$344.0
________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $30,296.2 million at the balance sheet date.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	June 30, 2026
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$139.2	$201.4	$316.2	$80.3	$737.1
3.00%-4.99%	1,212.0	60.2	—	—	1,272.2
5.00% and greater	74.6	—	—	—	74.6
Subtotal	1,425.8	261.6	316.2	80.3	2,083.9
Other annuities
0.00%-2.99%	19.8	18.8	—	—	38.6
3.00%-4.99%	56.0	—	—	—	56.0
5.00% and greater	34.8	—	—	—	34.8
Subtotal	110.6	18.8	—	—	129.4
Interest-sensitive life
0.00%-2.99%	20.0	—	—	796.8	816.8
3.00%-4.99%	369.3	92.2	211.7	3.3	676.5
5.00% and greater	19.7	0.2	—	—	19.9
Subtotal	409.0	92.4	211.7	800.1	1,513.2
Other
0.00%-2.99%	15.5	318.8	—	—	334.3
3.00%-4.99%	19.6	—	—	—	19.6
5.00% and greater	0.3	—	—	—	0.3
Subtotal	35.4	318.8	—	—	354.2
Total
0.00%-2.99%	194.5	539.0	316.2	877.1	1,926.8
3.00%-4.99%	1,656.9	152.4	211.7	3.3	2,024.3
5.00% and greater	129.4	0.2	—	—	129.6
Total policyholder account balances, excluding fixed indexed annuities	$1,980.8	$691.6	$527.9	$880.4	$4,080.7
Fixed indexed annuity account balances					12,198.4
Funding agreements					3,674.4
Total policyholder account values					19,953.5
Amount of reserves above (below) policyholder account values					(312.6)
Total policyholder account balances					$19,640.9
________________
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

	June 30, 2025
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$83.4	$186.4	$306.6	$67.6	$644.0
3.00%-4.99%	1,191.7	75.3	137.9	19.9	1,424.8
5.00% and greater	79.6	—	—	—	79.6
Subtotal	1,354.7	261.7	444.5	87.5	2,148.4
Other annuities
0.00%-2.99%	24.3	21.3	—	—	45.6
3.00%-4.99%	56.6	—	—	—	56.6
5.00% and greater	32.4	—	—	—	32.4
Subtotal	113.3	21.3	—	—	134.6
Interest-sensitive life
0.00%-2.99%	16.3	—	0.4	744.2	760.9
3.00%-4.99%	364.1	111.4	189.8	1.8	667.1
5.00% and greater	20.2	0.2	—	—	20.4
Subtotal	400.6	111.6	190.2	746.0	1,448.4
Other
0.00%-2.99%	16.3	329.5	—	—	345.8
3.00%-4.99%	20.9	—	—	—	20.9
5.00% and greater	0.3	—	—	—	0.3
Subtotal	37.5	329.5	—	—	367.0
Total
0.00%-2.99%	140.3	537.2	307.0	811.8	1,796.3
3.00%-4.99%	1,633.3	186.7	327.7	21.7	2,169.4
5.00% and greater	132.5	0.2	—	—	132.7
Total policyholder account balances, excluding fixed indexed annuities	$1,906.1	$724.1	$634.7	$833.5	$4,098.4
Fixed indexed annuity account balances					11,338.3
Funding agreements					2,618.2
Total policyholder account values					18,054.9
Amount of reserves above (below) policyholder account values					(445.9)
Total policyholder account balances					$17,609.0
________________
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

5. DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Six months ended
	June 30, 2026
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$497.4	$41.8	$473.5	$162.9	$165.3	$277.5	$592.2	$10.1	$2,220.7
Capitalizations	56.5	5.0	37.6	20.3	17.4	20.9	62.9	2.2	222.8
Amortization expense	(34.8)	(3.4)	(20.2)	(12.5)	(8.4)	(9.0)	(37.7)	(2.2)	(128.2)
End of period	$519.1	$43.4	$490.9	$170.7	$174.3	$289.4	$617.4	$10.1	$2,315.3

	Six months ended
	June 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4
Capitalizations	54.6	6.6	35.4	14.6	14.6	18.1	68.6	—	212.5
Amortization expense	(31.5)	(3.2)	(18.6)	(12.5)	(7.7)	(8.3)	(33.3)	(1.6)	(116.7)
End of period	$473.1	$39.3	$454.9	$159.5	$155.5	$265.8	$564.8	$8.3	$2,121.2

Changes in the present value of future profits were as follows (dollars in millions):

	Six months ended
	June 30, 2026
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$117.4	$12.0	$3.7	$9.9	$0.4	$0.2	$143.6
Amortization expense	(5.5)	(1.6)	(0.3)	(0.7)	—	—	(8.1)
End of period	$111.9	$10.4	$3.4	$9.2	$0.4	$0.2	$135.5

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Six months ended
	June 30, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0
Amortization expense	(5.8)	(1.9)	(0.4)	(0.7)	(0.1)	—	(8.9)
End of period	$123.0	$13.8	$4.0	$10.6	$0.4	$0.3	$152.1

Changes in sales inducements were as follows (dollars in millions):

	Six months ended
	June 30, 2026
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$170.1	$6.5	$176.6
Capitalizations	28.1	0.9	29.0
Amortization expense	(12.3)	(0.5)	(12.8)
End of period	$185.9	$6.9	$192.8

	Six months ended
	June 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.1	$5.1	$133.2
Capitalizations	31.2	1.1	32.3
Amortization expense	(9.9)	(0.5)	(10.4)
End of period	$149.4	$5.7	$155.1

6. EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income for basic and diluted earnings per share	$125.9	$91.8	$163.6	$113.3
Shares:
Weighted average shares outstanding for basic earnings per share	93,194	98,572	93,636	99,658
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	1,758	1,814	1,909	2,070
Weighted average shares outstanding for diluted earnings per share	94,952	100,386	95,545	101,728

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

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided to employers through our Worksite Division and the operations of our broker-dealer and registered investment advisor. In November 2025, we announced our intention to exit the fee services business within our Worksite Division to sharpen our focus on the core insurance business. As a result, beginning in the fourth quarter of 2025, the net results of this business are no longer presented within the fee income segment, but are presented within net loss related to divested business as a reconciling item to net income. The exit of the fee services business was substantially complete as of June 30, 2026.

Our CODM allocates resources and assesses the performance of each operating segment based on the respective product line insurance margin, investment income not allocated, and fee income metrics described above.

Expenses not allocated to product lines include the expenses of our corporate operations, excluding interest expense on debt.

We measure segment performance by excluding total investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan, income taxes, costs related to our three-year project to modernize certain elements of our technology ("TechMod") that are incremental to our normal spend and will not recur following implementation, goodwill and other asset impairment expenses and other non-operating items including earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

Investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan, costs related to our TechMod initiative incremental to our normal spend that will not recur following implementation and other non-operating items consisting primarily of earnings attributable to VIEs depend on market conditions or represent unusual items that do not necessarily relate to the underlying business of our segments. Investment gains (losses) and changes in fair value of embedded derivative liabilities and MRBs may affect future earnings levels since our underlying business is long-term in nature and changes in our investment portfolio may impact our ability to earn the assumed interest rates needed to maintain the profitability of our business.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Operating information by segment is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Annuity:
Insurance policy income	$10.2	$8.4	$18.9	$18.2
Net investment income	163.9	155.3	324.9	303.3
Total annuity revenues	174.1	163.7	343.8	321.5
Health:
Insurance policy income	436.4	412.5	868.4	824.5
Net investment income	75.8	75.9	150.3	151.0
Total health revenues	512.2	488.4	1,018.7	975.5
Life:
Insurance policy income	234.1	230.4	466.8	459.3
Net investment income	38.4	37.8	76.4	75.4
Total life revenues	272.5	268.2	543.2	534.7
Change in market values of the underlying options supporting fixed indexed products	161.8	79.5	97.3	9.3
Investment income not allocated to product lines	152.9	128.2	270.0	242.0
Fee revenue and other income:
Fee revenue	18.5	33.5	61.3	80.9
Amounts netted in expenses not allocated to product lines	0.8	1.2	1.8	2.2
Total segment revenues	$1,292.8	$1,162.7	$2,336.1	$2,166.1
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Expenses:
Annuity:
Insurance policy benefits	$9.0	$10.0	$20.6	$20.3
Interest credited	75.7	73.4	147.5	141.7
Amortization and non-deferred commissions	28.8	25.5	56.6	50.2
Total annuity expenses	113.5	108.9	224.7	212.2
Health:
Insurance policy benefits	322.3	313.3	653.5	633.6
Amortization and non-deferred commissions	42.7	41.1	85.4	81.7
Total health expenses	365.0	354.4	738.9	715.3
Life:
Insurance policy benefits	139.3	144.5	282.7	282.6
Interest credited	14.2	13.8	27.9	26.8
Amortization and non-deferred commissions	30.3	27.6	59.8	53.6
Advertising expense	17.5	18.7	35.8	39.9
Total life expenses	201.3	204.6	406.2	402.9
Allocated expenses	152.9	149.4	312.8	310.6
Expenses not allocated to product lines	24.1	26.5	44.5	47.8
Market value changes of options credited to fixed indexed annuity and life policyholders	161.8	79.5	97.3	9.3
Amounts netted in investment income not allocated to product lines:
Interest expense	51.4	53.3	98.3	107.5
Interest credited	36.5	26.9	72.1	54.0
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(5.4)	(1.5)	(9.6)	(5.0)
Amortization	1.1	0.8	2.2	1.6
Other expenses	19.9	14.9	15.9	12.1
Expenses netted in fee revenue:
Commissions and other operating expenses	19.7	32.7	51.9	80.9
Total segment expenses	1,141.8	1,050.4	2,055.2	1,949.2
Pre-tax measure of profitability:
Annuity margin	60.6	54.8	119.1	109.3
Health margin	147.2	134.0	279.8	260.2
Life margin	71.2	63.6	137.0	131.8
Total insurance product margin	279.0	252.4	535.9	501.3
Allocated expenses	(152.9)	(149.4)	(312.8)	(310.6)
Income from insurance products	126.1	103.0	223.1	190.7
Fee income margin	(1.2)	0.8	9.4	—
Investment income not allocated to product lines	49.4	33.8	91.1	71.8
Expenses not allocated to product lines	(23.3)	(25.3)	(42.7)	(45.6)
Operating earnings before taxes	151.0	112.3	280.9	216.9
Income tax expense on operating income	31.5	24.8	60.1	48.3
Net operating income	$119.5	$87.5	$220.8	$168.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total segment revenues	$1,292.8	$1,162.7	$2,336.1	$2,166.1
Total investment losses	(14.7)	(18.4)	(37.4)	(25.2)
Revenues related to earnings attributable to VIEs	3.8	7.2	7.6	14.7
Fee revenue related to divested business	3.3	—	8.5	—
Consolidated revenues	1,285.2	1,151.5	2,314.8	2,155.6

Total segment expenses	1,141.8	1,050.4	2,055.2	1,949.2
Changes in fair value of embedded derivative liabilities and market risk benefits	(34.6)	(25.2)	7.8	44.4
Expenses attributable to VIEs	4.2	7.1	8.8	14.5
Expenses related to TechMod initiative	9.7	3.2	23.4	3.2
Expenses related to divested business	4.4	—	11.5	—
Other expenses	—	(2.0)	—	(1.5)
Consolidated expenses	1,125.5	1,033.5	2,106.7	2,009.8
Income before tax	159.7	118.0	208.1	145.8
Income tax expense	33.8	26.2	44.5	32.5
Net income	$125.9	$91.8	$163.6	$113.3

Segment balance sheet information is as follows (dollars in millions):

	June 30,	December 31,
	2026	2025
Assets:
Annuity	$14,333.1	$13,692.5
Health	9,310.9	9,367.1
Life	4,380.9	4,331.3
Investments not allocated to product lines	11,347.4	10,879.8
Assets of our non-life companies included in the fee income segment	130.9	161.0
Assets of our other non-life companies	358.0	358.9
Total assets	$39,861.2	$38,790.6
Liabilities:
Annuity	$14,879.7	$14,445.0
Health	9,479.4	9,573.7
Life	4,476.7	4,448.9
Liabilities associated with investments not allocated to product lines (a)	8,226.9	7,425.3
Liabilities of our non-life companies included in the fee income segment	34.0	50.5
Liabilities of our other non-life companies	172.9	209.0
Total liabilities	$37,269.6	$36,152.4
________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
(a)     Includes investment borrowings, policyholder account balances related to funding agreements, borrowings related to VIEs and notes payable - direct corporate obligations.

8. DERIVATIVES

The Company uses freestanding derivatives to hedge policyholder features that themselves are derivatives embedded within certain of our annuity and life insurance products. These freestanding derivatives, which are not designated as hedging instruments, are held at fair value and are summarized as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Assets:
Other invested assets:
Fixed indexed call options	$294.2	$323.5
Reinsurance receivables	(15.9)	(15.3)
Total assets	$278.3	$308.2
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,676.7	$1,600.6

Our fixed indexed annuity products provide a guaranteed minimum rate of return on the fixed fund portion of the contracts and a higher potential return on the index portion of the contract that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. We are required to record the embedded derivatives related to our fixed indexed annuity products at estimated fair value. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $4.5 billion and $4.5 billion at June 30, 2026 and December 31, 2025, respectively.

Purchases of fixed indexed call options that are used to hedge the effects of certain policyholder benefits were $102.3 million and $102.7 million during the six months ended June 30, 2026 and 2025, respectively. Sales, which generally represent option exercises, were $228.0 million and $181.7 million, respectively, during the six months ended June 30, 2026 and 2025.

In addition, we are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $68.4 million in underlying investments held by the ceding reinsurer at June 30, 2026.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$161.3	$81.0	$96.5	$10.4
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	(0.2)	0.1	(0.6)	1.3
Total revenues from derivative instruments, not designated as hedges	161.1	81.1	95.9	11.7
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	116.1	59.7	89.1	46.8
Net pre-tax impact	$45.0	$21.4	$6.8	$(35.1)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At June 30, 2026, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

The following table summarizes information related to derivatives with master netting arrangements or collateral as of June 30, 2026 and December 31, 2025 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
June 30, 2026:
Fixed indexed call options	$294.2	$—	$294.2	$38.6	$—	$255.6
December 31, 2025:
Fixed indexed call options	323.5	—	323.5	43.5	—	280.0

9. THIRD-PARTY REINSURANCE

Ceded premiums and other costs of ceding business to reinsurers totaled $37.4 million and $41.9 million for the three months ended June 30, 2026 and 2025, respectively, and $76.4 million and $84.3 million for the six months ended June 30, 2026 and 2025, respectively. We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $90.3 million and $84.7 million for the three months ended June 30, 2026 and 2025, respectively, and $176.8 million and $178.6 million for the six months ended June 30, 2026 and 2025, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $3.2 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $6.5 million and $7.3 million for the six months ended June 30, 2026 and 2025, respectively. Insurance policy benefits related to reinsurance assumed totaled $8.0 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, and $14.4 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively.

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

The components of income tax expense are as follows (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Current tax expense	$13.7	$2.7	$14.1	$3.5
Deferred tax expense	20.1	23.5	30.4	29.0
Total income tax expense	$33.8	$26.2	$44.5	$32.5

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective tax rate, reflected in the consolidated statement of operations is as follows:

	Six months ended
	June 30,
	2026	2025
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(1.4)	(0.8)
State taxes	1.8	2.1
Effective tax rate	21.4%	22.3%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	June 30, 2026	December 31, 2025
Deferred tax assets:
Net federal operating loss carryforwards	$188.7	$205.0
Net state operating loss carryforwards	37.1	38.0
Capital loss carryforwards	12.9	11.3
Insurance liabilities	364.0	362.3
Indirect costs allocable to self-constructed real estate assets	0.9	0.9
Accumulated other comprehensive income (loss)	330.8	310.3
Other	16.2	19.2
Gross deferred tax assets	950.6	947.0
Deferred tax liabilities:
Investments	(49.3)	(47.9)
Present value of future profits, deferred acquisition costs, and sales inducements	(200.1)	(187.4)
Gross deferred tax liabilities	(249.4)	(235.3)
Net deferred tax assets	701.2	711.7
Current income taxes prepaid (accrued)	8.5	1.6
Income tax assets, net	$709.7	$713.3

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment, we have concluded that it is more likely than not that our net deferred tax assets of $701.2 million will be realized through future taxable earnings.

Recovery of our deferred tax asset is dependent on achieving the level of future taxable income projected in our deferred tax valuation model and failure to do so could result in the recognition of a valuation allowance in a future period.  The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity.

Section 382 of the Internal Revenue Code (the "Code") imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.68 percent at June 30, 2026), and the annual restriction could limit our ability to use a portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of June 30, 2026, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $898.7 million of federal NOLs as of June 30, 2026. Our non-life NOLs with no expiration date of $805.5 million can generally be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income. Our life NOLs with no expiration date of $93.2 million can be used to offset 80 percent of CNO Bermuda Re, Ltd. taxable income, subject to certain limitations in the Code.

We also had deferred tax assets related to NOLs for state income taxes of $37.1 million and $38.0 million at June 30, 2026 and December 31, 2025, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Company had a capital loss carryforward of $61.3 million and $53.7 million at June 30, 2026 and December 31, 2025, respectively. Capital loss carryforwards can be carried forward for up to five years to offset future capital gains. We expect this carryforward to be fully utilized prior to the expiration date in 2030.

The Internal Revenue Service ("IRS") is currently examining the Company's consolidated federal income tax returns for tax years 2016 through 2018 and has notified the Company that tax years 2021, 2022 and 2024 will be subject to examination. The federal statute of limitations generally remains open with respect to tax years 2016 through 2024. The Company evaluates tax positions and records reserves for uncertain tax positions when appropriate. The ultimate resolution of these examinations remains subject to review by the IRS. The Company's various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company's tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

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

11. NOTES PAYABLE – DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026	December 31, 2025
6.450% Senior Notes due June 2034	$700.0	$700.0
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(2.0)	(2.0)
Unamortized debt issue costs	(11.7)	(12.4)
Direct corporate obligations	$1,336.3	$1,335.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Credit Agreement

On May 8, 2025, the Company entered into a sixth amendment and restatement agreement (the "Credit Agreement") with respect to its existing credit agreement. The $250.0 million Credit Agreement, among other things, requires the Company to maintain (each as calculated in accordance with the Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15.0 percent of total capitalization) of not more than 35.0 percent (such ratio was 23.5 percent at June 30, 2026); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674.0 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company, including the conversion of debt securities of the Company into equity interests (the Company's consolidated net worth was $3,774.4 million at June 30, 2026 compared to the minimum requirement of $2,675.8 million). The maturity date of the Credit Agreement is May 8, 2030. The Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") or the base rate (as defined in the Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The applicable margins under the Credit Agreement range from 1.125 percent to 1.750 percent, in the case of loans at the SOFR, and 0.125 percent to 0.750 percent, in the case of loans at the base rate. The commitment fee under the Credit Agreement is based on the Company's unsecured debt rating. The Credit Agreement also provides that the Company may incur up to $200 million of incremental loans (which may include new term loans), subject to conditions that are set forth therein.

As of June 30, 2026, we are in compliance with the covenants of the Credit Agreement. There were no amounts outstanding under the Credit Agreement during the six months ended or as of June 30, 2026.

12. INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow from the FHLB on a collateralized basis. As of June 30, 2026, collateralized borrowings from the FHLB totaled $2.9 billion and are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3.6 billion at June 30, 2026, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet. The proceeds from these borrowings were used to purchase matched variable rate fixed maturity securities with similar durations.

We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings. At June 30, 2026, the carrying value of the FHLB common stock was $128.5 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	June 30, 2026
$10.0	November 2026	Variable rate - 4.094%
75.0	December 2026	Variable rate - 4.092%
75.0	January 2027	Variable rate - 4.046%
50.0	January 2027	Variable rate - 4.125%
50.0	January 2027	Variable rate - 4.150%
100.0	February 2027	Variable rate - 4.095%
50.0	April 2027	Variable rate - 4.008%
50.0	May 2027	Variable rate - 4.018%
100.0	June 2027	Variable rate - 3.990%
10.0	June 2027	Variable rate - 4.213%
15.5	July 2027	Variable rate - 4.177%
50.0	July 2027	Variable rate - 4.378%
12.5	September 2027	Variable rate - 4.146%
57.7	November 2027	Variable rate - 4.142%
100.0	December 2027	Variable rate - 4.138%
100.0	December 2027	Variable rate - 4.135%
50.0	December 2027	Variable rate - 4.187%
75.0	January 2028	Variable rate - 4.103%
134.5	January 2028	Variable rate - 4.093%
50.0	January 2028	Variable rate - 4.165%
50.0	January 2028	Variable rate - 4.178%
100.0	January 2028	Variable rate - 4.110%
100.0	February 2028	Variable rate - 4.160%
21.0	February 2028	Variable rate - 4.098%
22.0	February 2028	Variable rate - 4.149%
100.0	February 2028	Variable rate - 4.115%
27.0	July 2028	Variable rate - 4.207%
15.0	July 2028	Variable rate - 4.000%
35.0	August 2028	Variable rate - 4.010%
12.5	September 2028	Variable rate - 4.242%
42.2	May 2029	Variable rate - 4.263%
50.0	August 2029	Variable rate - 4.297%
50.0	April 2030	Variable rate - 4.320%
50.0	May 2030	Variable rate - 4.328%
50.0	May 2030	Variable rate - 4.280%
100.0	May 2030	Variable rate - 4.289%
125.0	September 2030	Variable rate - 4.120%
50.0	January 2031	Variable rate- 4.178%
50.0	January 2031	Variable rate - 4.160%
100.0	January 2031	Variable rate - 4.179%
150.0	February 2031	Variable rate - 4.246%
100.0	February 2031	Variable rate - 4.240%
50.0	April 2031	Variable rate - 4.238%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

50.0	April 2031	Variable rate - 4.228%
50.0	April 2031	Variable rate - 4.253%
100.0	April 2031	Variable rate - 4.232%
5.0	May 2031	Variable rate - 4.057%
21.8	May 2031	Variable rate - 4.200%
50.0	May 2031	Variable rate - 4.142%
$2,941.7

Generally, these borrowings are pre-payable.  At June 30, 2026, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $56.3 million and $53.7 million during the six months ended June 30, 2026 and 2025, respectively, was recognized related to total borrowings from the FHLB, reflecting higher average investment borrowings partially offset by lower interest rates on the variable rate investment borrowings during the six months ended June 30, 2026.

13. SHAREHOLDERS' EQUITY

During the six months ended June 30, 2026, we repurchased 2.7 million shares of common stock for $120.0 million under our securities repurchase program. The Company had remaining repurchase authority of $300.4 million as of June 30, 2026.

During the six months ended June 30, 2026, we issued 0.9 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

During the six months ended June 30, 2026, dividends declared on common stock totaled $33.5 million ($0.35 per common share). In May 2026, the Company increased its quarterly common stock dividend to $0.18 per share from $0.17 per share.

Accumulated other comprehensive loss, included in shareholders' equity as of June 30, 2026 and December 31, 2025, is comprised of the following (dollars in millions):

	June 30, 2026	December 31, 2025
Net unrealized losses on investments having no allowance for credit losses (a)	$(791.5)	$(661.6)
Unrealized losses on investments with an allowance for credit losses	(1,254.5)	(1,193.9)
Change in discount rates for liability for future policy benefits	523.9	421.1
Change in instrument-specific credit risk for market risk benefits	0.8	0.9
Deferred income tax assets	338.5	318.5
Accumulated other comprehensive loss	$(1,182.8)	$(1,115.0)
________________
(a)     The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $8.5 million and $8.8 million, respectively, as of June 30, 2026. Accordingly, the net unrealized losses associated with these investments are excluded from accumulated other comprehensive loss. The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $12.0 million and $13.0 million, respectively, as of December 31, 2025.

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

On June 7, 2019, Platinum Partners Value Arbitrage Fund L.P. (in Official Liquidation) ("PPVA"), the Joint Official Liquidators of PPVA (the "JOLs") and Principal Growth Strategies, LLC ("PGS" and together with PPVA and the JOLs, "Plaintiffs") commenced suit against, among others, CNO Financial Group, Inc., Bankers Conseco Life Insurance Company ("BCLIC"), Washington National and 40|86 Advisors, Inc. (collectively, the "CNO Parties") in Delaware Chancery Court. Plaintiffs sought an unspecified amount of damages, costs, attorney's fees, and other relief as the court deems appropriate. Plaintiffs alleged that the CNO Parties aided and abetted breaches of fiduciary duties owed to PGS in connection with Agera securities and that the CNO Parties were unjustly enriched when they terminated BCLIC and Washington National's reinsurance agreements with Beechwood Re Ltd. ("BRe") and recaptured assets from reinsurance trusts, in particular, Agera securities. Plaintiffs contended that the Agera securities were fraudulently transferred to the reinsurance trusts by other Platinum-related entities and they sought, among other relief, to claw back those Agera securities, or the value of those assets, from the CNO Parties. On January 25, 2024, the Delaware Chancery Court granted in part and denied in part the CNO Parties’ motion to dismiss the amended complaint. Based on the Court's ruling, PPVA and the JOLs’ claims against the CNO Parties were dismissed. On April 9, 2024, PGS filed a second amended complaint, which contained the same claims against the CNO Parties that PGS had previously asserted. On July 30, 2026, after the CNO Parties obtained significant discovery sanctions against PGS, PGS and the CNO Parties submitted to the Delaware Chancery Court a Stipulation and Proposed Order of Dismissal with Prejudice (the "Dismissal Stipulation"). PGS agreed that the Dismissal Stipulation, which the Delaware Chancery Court granted and placed on the Court’s docket on July 31, 2026, would state, and in fact as filed states: “WHEREAS, based upon the completion of extensive discovery in this matter and the investigation conducted by Plaintiff, Plaintiff has now concluded that under Delaware law the CNO Defendants did not aid and abet any breach of fiduciary duty owed to Plaintiff by its fiduciaries or otherwise engage in any fraudulent or improper conduct directed at Plaintiff with respect to the allegations, conduct, or transactions set forth in the Second Amended Verified Complaint, filed in the Action on April 10,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
2024 [], or otherwise.” The Delaware Chancery Court granted the Dismissal Stipulation on July 31, 2026, and the case is now dismissed.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________

15. CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Six months ended
	June 30,
	2026	2025
Net income	$163.6	$113.3
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	167.5	156.6
Income taxes	23.6	32.3
Insurance liabilities	344.4	265.7
Accrual, amortization and fair value changes included in investment income	(154.5)	(47.0)
Deferral of policy acquisition costs and sales inducements	(251.8)	(244.8)
Net investment losses	37.4	25.2
Gain on extinguishment of borrowings related to variable interest entities	—	(1.5)
Other (a)	(24.8)	(17.6)
Net cash from operating activities	$305.4	$282.2
________________
(a)    Primarily relates to changes in other assets and liabilities related to the timing of payments and receipts.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Six months ended
	June 30,
	2026	2025
Stock options, restricted stock, performance units, and Employee Stock Purchase Program	$17.5	$14.3

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

Interest expense of $7.8 million and $13.7 million for the six months ended June 30, 2026 and 2025, respectively, was recognized related to total borrowings related to the VIEs.

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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables provide supplemental information about the assets and liabilities of the VIEs which have been consolidated in accordance with authoritative guidance (dollars in millions):

	June 30, 2026
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$292.3	$—	$292.3
Notes receivable of VIEs held by subsidiaries	—	(107.8)	(107.8)
Cash and cash equivalents held by variable interest entities	16.3	—	16.3
Accrued investment income	1.0	—	1.0
Income tax assets, net	17.1	—	17.1
Other assets	—	(0.3)	(0.3)
Total assets	$326.7	$(108.1)	$218.6
Liabilities:
Other liabilities	$9.2	$(0.6)	$8.6
Borrowings related to variable interest entities	274.5	—	274.5
Notes payable of VIEs held by subsidiaries	107.8	(107.8)	—
Total liabilities	$391.5	$(108.4)	$283.1

	December 31, 2025
	VIEs	Eliminations	Net effect on consolidated balance sheet
Assets:
Investments held by variable interest entities	$293.0	$—	$293.0
Notes receivable of VIEs held by subsidiaries	—	(107.8)	(107.8)
Cash and cash equivalents held by variable interest entities	27.4	—	27.4
Accrued investment income	1.0	—	1.0
Income tax assets, net	16.0	—	16.0
Other assets	0.6	(0.2)	0.4
Total assets	$338.0	$(108.0)	$230.0
Liabilities:
Other liabilities	$16.7	$(0.9)	$15.8
Borrowings related to variable interest entities	274.4	—	274.4
Notes payable of VIEs held by subsidiaries	107.8	(107.8)	—
Total liabilities	$398.9	$(108.7)	$290.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At June 30, 2026, such loans had an amortized cost of $296.2 million; gross unrealized gains of $0.6 million; gross unrealized losses of $2.9 million; allowance for credit losses of $1.6 million; and an estimated fair value of $292.3 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Allowance at the beginning of the period	$1.0	$2.5	$0.6	$1.3
Additions for securities for which credit losses were not previously recorded	0.8	0.2	0.9	1.2
Additions (reductions) for securities where an allowance was previously recorded	(0.2)	0.6	0.2	1.3
Reduction for securities disposed during the period	—	(1.0)	(0.1)	(1.5)
Allowance at the end of the period	$1.6	$2.3	$1.6	$2.3

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at June 30, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$142.3	$139.7
Due after five years through ten years	153.9	152.6
Total	$296.2	$292.3

During the six months ended June 30, 2026, the VIEs recognized net investment losses of $2.1 million, which were comprised of: (i) $1.1 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $1.0 million. Such net realized losses included gross realized losses of $1.1 million from the sale of $14.4 million of investments.

During the six months ended June 30, 2025, the VIEs recognized net investment losses of $4.3 million which were comprised of: (i) $3.3 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $1.0 million. Such net realized losses included gross realized losses of $3.5 million from the sale of $54.5 million of investments.

At June 30, 2026, there were no fixed maturity investments held by the VIEs in default.

At June 30, 2026, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $71.8 million and gross unrealized losses not deemed to have credit losses of $0.9 million that had been in an unrealized loss position for less than twelve months, and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $76.1 million and gross unrealized losses of $0.9 million that had been in an unrealized loss position for greater than twelve months.

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

At June 30, 2026, we held investments of $789.3 million in various limited partnerships and limited liability companies, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet and typically reported to us one quarter in arrears. At June 30, 2026, we had unfunded commitments to these partnerships totaling $692.6 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO as of June 30, 2026, and its consolidated results of operations for the six months ended June 30, 2026 and 2025, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

A wide variety of factors continue to impact financial and economic conditions. Consumer and economic uncertainty due to rapid changes in global trade policies, including the imposition of tariffs and potential changes to existing tariffs, and geopolitical actions are also causing market volatility and heightening inflationary concerns. Reactions to these factors and fluctuations in the value of the U.S. dollar compared to foreign currencies may result in reduced economic growth in the United States, the targeted nations and globally, increase inflation, disrupt global supply chains and increase volatility in financial markets, including currency and interest rate markets.

Assumptions and other important factors that could cause our actual results to differ materially from those anticipated in our forward-looking statements include, among other things:

•general economic, market and political conditions and uncertainties, including the performance and fluctuations of the financial markets (including the impact of inflation, market volatility, tariffs, changes in tax laws, changes in commodity prices, fluctuations in foreign currency exchange rates and the impact of a U.S. federal government shutdown), which may affect the value of our investments as well as our ability to raise capital or refinance existing indebtedness and the cost of doing so;

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

The Worksite Division focuses on the sale of voluntary insurance benefits, including supplemental health and life insurance products in the workplace for businesses, associations, and other membership groups, interacting with customers at their place of employment and virtually. Through our Optavise brand, we guide employers and their employees through their healthcare choices with a suite of voluntary insurance products. In November 2025, we announced our intention to exit the fee services business (which included benefits administration technology, education, and advocacy, and communications services) within our Worksite Division to sharpen our focus on the core insurance business. The exit of the fee services business was substantially complete as of June 30, 2026.

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

Our fee income segment includes the earnings generated from sales of third-party insurance products (primarily Medicare Advantage), services provided to employers through our Worksite Division and the operations of our broker-dealer and registered investment advisor. As a result of exiting the fee services business within our Worksite Division, beginning in the fourth quarter of 2025, the net results of this business are no longer presented within the fee income segment, but are presented within net loss related to divested business within non-operating income. The exit of the fee services business was substantially complete as of June 30, 2026.

Expenses not allocated to product lines primarily include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three and six months ended June 30, 2026 and 2025 (dollars in millions, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Insurance product margin
Annuity margin	$60.6	$54.8	$119.1	$109.3
Health margin	147.2	134.0	279.8	260.2
Life margin	71.2	63.6	137.0	131.8
Total insurance product margin	279.0	252.4	535.9	501.3
Allocated expenses	(152.9)	(149.4)	(312.8)	(310.6)
Income from insurance products	126.1	103.0	223.1	190.7
Fee income	(1.2)	0.8	9.4	—
Investment income not allocated to product lines	49.4	33.8	91.1	71.8
Expenses not allocated to product lines	(23.3)	(25.3)	(42.7)	(45.6)
Operating earnings before taxes	151.0	112.3	280.9	216.9
Income tax expense on operating income	(31.5)	(24.8)	(60.1)	(48.3)
Net operating income (a)	119.5	87.5	220.8	168.6
Net realized investment losses from disposals, impairments and change in allowance for credit losses	(13.6)	(21.8)	(28.8)	(35.0)
Net change in market value of investments recognized in earnings	(1.1)	3.4	(8.6)	9.8
Changes in fair value of embedded derivative liabilities and market risk benefits	34.6	25.2	(7.8)	(44.4)
Expenses related to TechMod initiative	(9.7)	(3.2)	(23.4)	(3.2)
Net loss related to divested business	(1.1)	—	(3.0)	—
Other	(0.4)	2.1	(1.2)	1.7
Net non-operating income (loss) before taxes	8.7	5.7	(72.8)	(71.1)
Income tax (expense) benefit on non-operating income (loss)	(2.3)	(1.4)	15.6	15.8
Net non-operating income (loss)	6.4	4.3	(57.2)	(55.3)
Net income	$125.9	$91.8	$163.6	$113.3
Per diluted share
Net operating income	$1.26	$0.87	$2.31	$1.66
Net non-operating income (loss)	0.07	0.04	(0.60)	(0.55)
Net income	$1.33	$0.91	$1.71	$1.11
____________
(a)Management believes that an analysis of net income applicable to common stock before: (i) net realized investment gains or losses from disposals, impairments and the change in allowance for credit losses, net of taxes; (ii) net change in market value of investments recognized in earnings, net of taxes; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, net of taxes; (iv) fair value changes related to the agent deferred compensation plan, net of taxes; (v) gains or losses related to material reinsurance transactions, net of taxes; (vi) loss on extinguishment of debt, net of taxes; (vii) changes in the valuation allowance for deferred tax assets and other tax items; (viii) costs related to our three-year project to modernize certain elements of our technology ("TechMod") that are incremental to our normal spend and will not recur following implementation, net of taxes; (ix) goodwill and other asset impairment expenses, net of taxes; (x) gains or losses related to divested business, net of taxes, and (xi) other non-operating items including earnings attributable to variable interest entities, net of taxes ("net operating income," a non-GAAP financial measure) is important to evaluate the financial performance of the company, and is a key measure commonly used in the life insurance industry. The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information provides a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

Refer to "Governmental Regulation" in our 2025 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 for information on our insurance and other governmental regulatory matters, other than those amended or supplemented here.

Big Data and Artificial Intelligence

The National Association of Insurance Commissions' ("NAIC") Big Data and Artificial Intelligence (H) Working Group is evaluating AI-use outcomes and how well the current regulatory framework addresses potential harms from the use of AI. The goal is to develop an overall AI regulatory framework that could be incorporated into the NAIC regulatory handbook. For example, the (H) working group aims to finalize during 2026 a tool to collect information about an insurer’s use of AI during an examination or investigation. To that end, in March 2026, the (H) Working Group announced a pilot program, to run through September 2026, to field-test the AI Systems Evaluation Tool; 12 states are participating in the pilot program.
CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Estimates" in our 2025 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Insurance product margin
Annuity:
Insurance policy income	$10.2	$8.4	$18.9	$18.2
Net investment income	163.9	155.3	324.9	303.3
Insurance policy benefits	(9.0)	(10.0)	(20.6)	(20.3)
Interest credited	(75.7)	(73.4)	(147.5)	(141.7)
Amortization and non-deferred commissions (a)	(28.8)	(25.5)	(56.6)	(50.2)
Annuity margin	60.6	54.8	119.1	109.3
Health:
Insurance policy income	436.4	412.5	868.4	824.5
Net investment income	75.8	75.9	150.3	151.0
Insurance policy benefits	(322.3)	(313.3)	(653.5)	(633.6)
Amortization and non-deferred commissions (a)	(42.7)	(41.1)	(85.4)	(81.7)
Health margin	147.2	134.0	279.8	260.2
Life:
Insurance policy income	234.1	230.4	466.8	459.3
Net investment income	38.4	37.8	76.4	75.4
Insurance policy benefits	(139.3)	(144.5)	(282.7)	(282.6)
Interest credited	(14.2)	(13.8)	(27.9)	(26.8)
Amortization and non-deferred commissions (a)	(30.3)	(27.6)	(59.8)	(53.6)
Advertising expense	(17.5)	(18.7)	(35.8)	(39.9)
Life margin	71.2	63.6	137.0	131.8
Total insurance product margin	279.0	252.4	535.9	501.3
Allocated expenses:
Branch office expenses	(16.8)	(15.9)	(36.8)	(36.6)
Other allocated expenses	(136.1)	(133.5)	(276.0)	(274.0)
Income from insurance products	126.1	103.0	223.1	190.7
Fee income	(1.2)	0.8	9.4	—
Investment income not allocated to product lines	49.4	33.8	91.1	71.8
Expenses not allocated to product lines	(23.3)	(25.3)	(42.7)	(45.6)
Operating earnings before taxes	151.0	112.3	280.9	216.9
Income tax expense on operating income	(31.5)	(24.8)	(60.1)	(48.3)
Net operating income	$119.5	$87.5	$220.8	$168.6
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

Summary of Operating Results: Net operating income was $119.5 million in the second quarter of 2026 compared to $87.5 million in the second quarter of 2025, and was $220.8 million in the first six months of 2026 compared to $168.6 million in the first six months of 2025.

Return on equity ("ROE") is equal to the trailing four quarters of net income divided by average shareholders' equity. As of June 30, 2026, our ROE was 10.9 percent compared to 11.9 percent as of June 30, 2025. Operating ROE (a non-GAAP measure) is equal to the trailing four quarters of net operating income divided by average shareholders' equity, excluding accumulated other comprehensive income (loss) and net operating loss carryforwards. As of June 30, 2026, our operating ROE, excluding significant items, was 13.1 percent compared to 11.2 percent as of June 30, 2025. Our 2026 operating ROE is expected to exceed the three-year target of 12 percent we had previously established for year-end 2027.

Insurance product margin was $279.0 million in the second quarter of 2026 compared to $252.4 million in the second quarter of 2025, and was $535.9 million in the first six months of 2026 compared to $501.3 million in the first six months of 2025. Total net investment income (comprised of investment income allocated and not allocated to products) increased 8 percent to $327.5 million in the second quarter of 2026 as compared to $302.7 million in the second quarter of 2025, and 7 percent to $642.7 million in the first six months of 2026 compared to $601.4 million in the first six months of 2025 as a result of growth in the business and higher alternative investment income. Fluctuations by product line and investment income not allocated to products are discussed in greater detail in the narratives that follow.

The effective tax rate for the six months ended June 30, 2026 was 21.4 percent.

Total allocated and unallocated expenses are summarized in the table below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Expenses allocated to product lines	$152.9	$149.4	$312.8	$310.6
Expenses not allocated to product lines	23.3	25.3	42.7	45.6
Adjusted total	$176.2	$174.7	$355.5	$356.2

Total allocated and unallocated expenses in the first six months of 2026 were down slightly as compared to the same period in the prior year. Our expense ratio was 18.7 percent and 19.4 percent for the six months ended June 30, 2026 and 2025, respectively. We generally experience seasonally higher expenses during the first quarter; however, timing of certain expenses incurred during the six months ended June 30, 2026 offset the seasonal increases historically experienced in the first half of the year. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Consumer Division fee income:
Fee revenue	$18.5	$26.7	$61.3	$66.1
Operating costs and expenses	(19.7)	(19.3)	(51.9)	(54.4)
Net Consumer Division fee income (loss)	(1.2)	7.4	9.4	11.7
Worksite Division fee income:
Fee revenue	—	6.8	—	14.8
Operating costs and expenses	—	(13.4)	—	(26.5)
Net Worksite Division fee loss	—	(6.6)	—	(11.7)
Total fee income segment:
Fee revenue	18.5	33.5	61.3	80.9
Operating costs and expenses	(19.7)	(32.7)	(51.9)	(80.9)
Net fee income (loss)	$(1.2)	$0.8	$9.4	$—

Net Consumer Division fee income decreased from income of $7.4 million in the second quarter of 2025 to a loss of $1.2 million in the second quarter of 2026 primarily due to a decrease in Medicare Advantage third-party sales resulting from a continued shift in customer preference towards Medicare supplement products. In addition, fee income decreased $3.0 million for an experience adjustment in the second quarter of 2026. Net Consumer Division fee income decreased $2.3 million for the six months ended June 30, 2026 compared to the same period in 2025 due to decreased Medicare Advantage third-party sales, partially offset by lower experience adjustments. Beginning in the fourth quarter of 2025, as a result of exiting the fee services business within our Worksite Division, the net results of this business are no longer reflected within operating income, but are reflected within non-operating income.

Margin from Annuity Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Annuity margin:
Fixed indexed annuities
Insurance policy income	$7.7	$6.7	$14.0	$13.9
Net investment income	137.2	127.8	271.5	248.7
Insurance policy benefits	(6.3)	(5.0)	(10.9)	(10.5)
Interest credited	(63.0)	(60.8)	(123.2)	(116.5)
Amortization and non-deferred commissions	(26.4)	(23.3)	(52.0)	(45.7)
Margin from fixed indexed annuities	$49.2	$45.4	$99.4	$89.9
Average net insurance liabilities	$11,316.3	$10,543.4	$11,210.2	$10,314.6
Margin/average net insurance liabilities	1.74%	1.72%	1.77%	1.74%
Fixed interest annuities
Insurance policy income	$0.5	$0.2	$0.5	$0.7
Net investment income	21.4	21.8	42.7	43.4
Insurance policy benefits	0.3	(0.1)	(0.5)	0.1
Interest credited	(12.2)	(11.8)	(23.3)	(23.9)
Amortization and non-deferred commissions	(2.2)	(2.1)	(4.3)	(4.2)
Margin from fixed interest annuities	$7.8	$8.0	$15.1	$16.1
Average net insurance liabilities	$1,568.4	$1,591.7	$1,574.4	$1,595.6
Margin/average net insurance liabilities	1.99%	2.01%	1.92%	2.02%
Other annuities
Insurance policy income	$2.0	$1.6	$4.4	$3.7
Net investment income	5.3	5.6	10.7	11.1
Insurance policy benefits	(3.0)	(5.0)	(9.2)	(10.0)
Interest credited	(0.5)	(0.7)	(1.0)	(1.2)
Amortization and non-deferred commissions	(0.2)	(0.1)	(0.3)	(0.3)
Margin from other annuities	$3.6	$1.4	$4.6	$3.3
Average net insurance liabilities	$382.7	$398.5	$385.8	$400.4
Margin/average net insurance liabilities	3.76%	1.41%	2.38%	1.65%
Total annuity margin	$60.6	$54.8	$119.1	$109.3
Average net insurance liabilities	$13,267.4	$12,533.6	$13,170.4	$12,310.6
Margin/average net insurance liabilities	1.83%	1.75%	1.81%	1.78%

Margin from fixed indexed annuities increased $3.8 million in the second quarter of 2026 compared to the second quarter of 2025, and $9.5 million in the first six months of 2026 compared to the first six months of 2025 due to increased spread income, partially offset by higher amortization from growth in the block. Spread income has increased due to growth in the block and increased spread rates. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $11,316.3 million and $10,543.4 million in the second quarters of 2026 and 2025, respectively, and $11,210.2 million and $10,314.6 million in the first six months of 2026 and 2025, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.85 percent in the second quarter of 2026 which was flat to second quarter of 2025, and was 4.85 percent in the first six months of 2026 up from 4.82 percent in the first six months of 2025, reflecting higher portfolio yields.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $146.8 million and $70.4 million in the second quarters of 2026 and 2025, respectively, and were $88.1 million and $6.9 million in the first six months of 2026 and 2025, respectively.

Margin from fixed interest annuities decreased $0.2 million in the second quarter of 2026 compared to the second quarter of 2025, and $1.0 million in the first six months of 2026 compared to the first six months of 2025. Average net insurance liabilities were $1,568.4 million in the second quarter of 2026 compared to $1,591.7 million in the second quarter of 2025, and were $1,574.4 million in the first six months of 2026 compared to $1,595.6 million in the first six months of 2025, driven by withdrawals in excess of deposits and reinvested returns. The decrease in investment income results from the decrease in the average net insurance liabilities and the slight decrease in the earned yield. The earned yield was 5.46 percent and 5.48 percent in the second quarter of 2026 and 2025, respectively, and was 5.43 percent in the first six months of 2026, down from 5.44 percent in the first six months of 2025.

Margin from other annuities increased $2.2 million in the second quarter of 2026 compared to the second quarter of 2025, and increased $1.3 million in the first six months of 2026 compared to the first six months of 2025. The margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. In the second quarter of 2026, we experienced higher annuitant mortality on a few larger policies in a closed block of payout annuities which reduced insurance policy benefits.

Margin from Health Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Health margin:
Supplemental health
Insurance policy income	$190.5	$185.0	$380.9	$370.1
Net investment income	41.7	40.5	82.6	80.3
Insurance policy benefits	(133.3)	(128.7)	(264.5)	(260.3)
Amortization and non-deferred commissions	(28.8)	(28.2)	(57.7)	(55.9)
Margin from supplemental health	$70.1	$68.6	$141.3	$134.2
Margin/insurance policy income	37%	37%	37%	36%
Medicare supplement
Insurance policy income	$169.7	$155.9	$335.6	$312.2
Net investment income	1.0	1.2	2.1	2.4
Insurance policy benefits	(124.6)	(119.5)	(258.8)	(239.5)
Amortization and non-deferred commissions	(9.6)	(9.4)	(19.3)	(18.8)
Margin from Medicare supplement	$36.5	$28.2	$59.6	$56.3
Margin/insurance policy income	22%	18%	18%	18%
Long-term care
Insurance policy income	$76.2	$71.6	$151.9	$142.2
Net investment income	33.1	34.2	65.6	68.3
Insurance policy benefits	(64.4)	(65.1)	(130.2)	(133.8)
Amortization and non-deferred commissions	(4.3)	(3.5)	(8.4)	(7.0)
Margin from long-term care	$40.6	$37.2	$78.9	$69.7
Margin/insurance policy income	53%	52%	52%	49%
Total health margin	$147.2	$134.0	$279.8	$260.2
Margin/insurance policy income	34%	32%	32%	32%

Margin from supplemental health business increased $1.5 million in the second quarter of 2026 compared to the second quarter of 2025, and $7.1 million in the first six months of 2026 compared to the first six months of 2025, reflecting the growth in the block. As a result of a handful of large claims on older policies in the second quarter of 2026, morbidity was slightly higher than the prior year period. For the first six months of 2026, morbidity was lower than the prior year period. The margin as a percentage of insurance policy income was 37 percent in the second quarter of 2026 and in the prior year period, and was 37 percent in the first six months of 2026 and 36 percent in the first six months of 2025.

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

Margin from Medicare supplement business increased $8.3 million in the second quarter of 2026 compared to the second quarter of 2025, and $3.3 million in the first six months of 2026 compared to the first six months of 2025. The margin as a percentage of insurance policy income was 22 percent in the second quarter of 2026 compared to 18 percent in the prior year period, and was 18 percent in the first six months of 2026 and 2025. The increase in the Medicare supplement margin is primarily due to growth in the block, favorable morbidity and the implementation of rate increases during the first half of the year. In addition, the second quarter of 2026 margin included favorable morbidity from better than expected first quarter claims development. We are able to re-rate our Medicare Supplement business annually. Each year we review experience and regulatory requirements to arrive at appropriate rate actions.

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

Margin from Long-term care products increased $3.4 million in the second quarter of 2026 compared to the second quarter of 2025, and $9.2 million in the first six months of 2026 when compared to the first six months of 2025. The margin as a percentage of insurance policy income was 53 percent in the second quarter of 2026 compared to 52 percent in the second quarter of 2025, and was 52 percent in the first six months of 2026 and 49 percent in the first six months of 2025. The increase in margin in the second quarter and the first six months of 2026 is primarily due to growth in the business from sales of our short duration Long-Term Care Fundamental product, as well as lower morbidity. The average benefit period for policies sold in the second quarter of 2026 is 13 months and 99 percent are policies with two years or less in benefits. In addition, effective October 1, 2024, we retain 100 percent of our long-term care new business as we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement (this did not impact the inforce business that we previously ceded). As a result, margins have increased since October 2024 and we expect them to continue to grow in future years as earnings emerge from the sales.

Margin from Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Life margin:
Interest-sensitive life
Insurance policy income	$50.1	$48.0	$99.5	$96.1
Net investment income	14.3	13.9	28.5	27.8
Insurance policy benefits	(18.0)	(20.7)	(39.0)	(40.6)
Interest credited	(14.0)	(13.7)	(27.6)	(26.6)
Amortization and non-deferred commissions	(6.0)	(5.6)	(12.2)	(10.7)
Margin from interest-sensitive life	$26.4	$21.9	$49.2	$46.0
Average net insurance liabilities	$1,146.2	$1,106.9	$1,139.5	$1,101.5
Interest margin	$0.3	$0.2	$0.9	$1.2
Interest margin/average net insurance liabilities	0.10%	0.07%	0.16%	0.22%
Underwriting margin	$26.1	$21.7	$48.3	$44.8
Underwriting margin/insurance policy income	52%	45%	49%	47%
Traditional life
Insurance policy income	$184.0	$182.4	$367.3	$363.2
Net investment income	24.1	23.9	47.9	47.6
Insurance policy benefits	(121.3)	(123.8)	(243.7)	(242.0)
Interest credited	(0.2)	(0.1)	(0.3)	(0.2)
Amortization and non-deferred commissions	(24.3)	(22.0)	(47.6)	(42.9)
Advertising expense	(17.5)	(18.7)	(35.8)	(39.9)
Margin from traditional life	$44.8	$41.7	$87.8	$85.8
Margin/insurance policy income	24%	23%	24%	24%
Margin excluding advertising expense/insurance policy income	34%	33%	34%	35%
Total life margin	$71.2	$63.6	$137.0	$131.8

Margin from interest-sensitive life business increased $4.5 million in the second quarter of 2026 compared to the second quarter of 2025, and $3.2 million in the first six months of 2026 compared to the first six months of 2025. The increases in margins in 2026, as compared to the same periods in 2025 reflect lower insurance policy benefits and higher insurance policy income from modest growth in the block.

The interest margin was $0.3 million in the second quarter of 2026, compared to $0.2 million in the second quarter of 2025, and was $0.9 million in the first six months of 2026, compared to $1.2 million in the first six months of 2025. The earned yield was 4.99 percent and 5.02 percent in the second quarter of 2026 and 2025, respectively, and 5.00 percent and 5.05 percent in the first six months of 2026 and 2025, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $15.0 million and $9.1 million in the second quarter of 2026 and 2025, respectively, and were $9.2 million and $2.4 million in the first six months of 2026 and 2025, respectively.

Margin from traditional life business increased $3.1 million in the second quarter of 2026 compared to the second quarter of 2025, and increased $2.0 million in the first six months of 2026 compared to the first six months of 2025. Excluding the impacts of a model refinement during the first quarter of 2025, the adjusted margin for the six months ended June 30, 2025 was $79.0 million. The increases in the margins in 2026 compared to the margin in the second quarter of 2025 and the adjusted margin in the first six months of 2025 primarily reflect lower advertising expense, growth in the business and lower mortality.

Advertising expense was $17.5 million in the second quarter of 2026, down from $18.7 million in the comparable period in 2025, and was $35.8 million in the first six months of 2026, down from $39.9 million in the comparable period in 2025. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors, including the effectiveness of advertising spend. Lower advertising expenses reflect a shift to lower cost and more effective advertising alternatives, which include web, digital, and commission based third-party distribution channels.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Annuities	$536.0	$520.5	$969.8	$962.5
Interest-sensitive life	67.3	63.6	133.0	126.5
Total collected premiums from annuity and interest-sensitive life products	$603.3	$584.1	$1,102.8	$1,089.0

Collected premiums from annuity and interest-sensitive products increased 3.3 percent in the second quarter of 2026 compared to the second quarter of 2025 and increased 1.3 percent in the first six months of 2026 compared to first six months of 2025 due to higher premium collections from both fixed indexed annuity and interest-sensitive life products.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment income not allocated:
Excluding variable components:
From general account assets	$23.5	$24.1	$46.9	$52.1
Other investment income	3.0	6.6	6.2	17.5
Spread income:
FHLB program:
Investment income	42.6	36.6	79.5	72.0
Interest expense (a)	(30.3)	(27.7)	(56.2)	(53.7)
Net spread income on FHLB program	12.3	8.9	23.3	18.3
FABN program:
Investment income	49.3	36.9	95.8	71.2
Expenses (a)(b)	(37.5)	(27.7)	(74.2)	(55.6)
Net spread income on FABN program	11.8	9.2	21.6	15.6
Interest expense on corporate debt (a)	(20.4)	(24.6)	(40.7)	(51.8)
Interest expense on financing arrangements (a)	(0.7)	(1.0)	(1.4)	(2.0)
Total excluding variable components	29.5	23.2	55.9	49.7
Variable components:
Net income from assets supporting deferred compensation plans:
Investment income	17.5	15.0	11.6	12.9
Expenses (a)	(19.9)	(14.9)	(15.9)	(12.1)
Net income from assets supporting deferred compensation plans	(2.4)	0.1	(4.3)	0.8
Alternative investment income (loss):
Total alternative income	21.2	11.7	38.9	24.6
Allocated to product lines	(6.1)	(6.0)	(11.3)	(12.0)
Allocated to FABN program	(1.1)	(0.7)	(1.9)	(0.7)
Excess alternative investment income (loss)	14.0	5.0	25.7	11.9
Trading account income	1.5	2.0	2.7	3.6
Hedge variance related to fixed indexed products (a)	(0.7)	1.5	(0.8)	1.0
Impact of annual option forfeitures related to fixed indexed annuity surrenders (a)	5.4	1.5	9.6	5.0
Impacts of change in projected cash flows, prepayment and call income and other	2.1	0.5	2.3	(0.2)
Total variable components	19.9	10.6	35.2	22.1
Total investment income not allocated to product lines	$49.4	$33.8	$91.1	$71.8
________________
(a)Amounts reported as benefits and expenses.
(b)Comprised of interest credited and amortization of deferred acquisition costs.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Reconciliation to net investment income:
Total investment income not allocated to product lines	$49.4	$33.8	$91.1	$71.8
Amounts allocated to products	278.1	268.9	551.6	529.6
Total allocated and not allocated to products investment income	327.5	302.7	642.7	601.4
Investment income on variable interest entities reported as non-operating income	4.3	7.0	8.3	14.2
Add back amounts reported as benefits and expenses	104.1	92.9	179.6	169.2
Change in market values of the underlying options supporting fixed indexed products	161.1	81.1	96.5	10.4
Net investment income	$597.0	$483.7	$927.1	$795.2

The above table reconciles investment income not allocated to product lines to net investment income. Net investment income is made up of net investment income from general account assets and policyholder and other special-purpose portfolios. Investment income not allocated to product lines will generally fluctuate from period to period based on the performance of our alternative investments (which are typically reported one quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The increases in the 2026 periods compared to the same periods in 2025, are primarily due to an increase in alternative investment results, increased spread income on the FHLB and FABN programs, and higher gains on option forfeitures from annuity surrenders, partially offset by unfavorable changes in other components of investment income not allocated to product lines.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net realized investment losses from disposals, impairments and change in allowance for credit losses	$(13.6)	$(21.8)	$(28.8)	$(35.0)
Net change in market value of investments recognized in earnings	(1.1)	3.4	(8.6)	9.8
Changes in fair value of embedded derivative liabilities and market risk benefits	34.6	25.2	(7.8)	(44.4)
Expenses related to TechMod initiative	(9.7)	(3.2)	(23.4)	(3.2)
Net loss related to divested business	(1.1)	—	(3.0)	—
Other	(0.4)	2.1	(1.2)	1.7
Net non-operating loss before taxes	$8.7	$5.7	$(72.8)	$(71.1)

Net realized investment losses for the three and six months ended June 30, 2026 were $13.6 million and $28.8 million, including a net increase in the allowance for credit losses of $3.4 million and $12.8 million, respectively. Net realized investment losses in the three and six months ended June 30, 2025, were $21.8 million and $35.0 million, respectively, including increases in the allowance for credit losses of $1.0 million and $10.5 million, respectively.

The change in market value of investments recognized in earnings was $(1.1) million and $3.4 million during the three months ended June 30, 2026 and June 30, 2025, respectively, and was $(8.6) million and $9.8 million for the six months ended

June 30, 2026 and June 30, 2025, respectively. The change in value will fluctuate from period to period based on market conditions.

During the second quarter of 2026, we recognized an increase in pre-tax earnings of $34.6 million, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, compared to $25.2 million in the second quarter of 2025. We recognized a decrease in pre-tax earnings of $7.8 million and $44.4 million in the first six months of 2026 and 2025, respectively. Such amounts include the impacts of changes in market interest rates, equity impacts and equity volatility used to determine the estimated fair values of the embedded derivatives and MRBs.

During the second quarter of 2026, we incurred $9.7 million of expenses related to TechMod, compared to $3.2 million in the second quarter of 2025. For the six months ended June 30, 2026, we incurred $23.4 million of TechMod-related expenses, compared to $3.2 million in the prior year period. TechMod is a three-year initiative that began in 2025 to modernize certain elements of our technology. These expenses relate primarily to data conversion and migration activities associated with the implementation of our modernized insurance administrative platforms. The costs also include discrete external consulting fees for project management support specialized implementation capabilities that we do not maintain internally, as well as certain temporary duplicate vendor costs incurred while legacy and modernized systems operate in parallel. These costs were incremental to our normal spend and will not recur following implementation. We exclude these costs from operating income because they are directly attributable to a defined, finite modernization initiative and are not expected to continue once the project is completed. Management believes this presentation provides meaningful information to investors by improving period-over-period comparability and by facilitating an assessment of our ongoing operating performance absent the temporary impact of these project-specific costs.

During the six months ended June 30, 2026, we incurred a $3.0 million loss related to our exit from the fee services side of the Worksite Division business, of which $1.1 million was incurred during the second quarter. In addition to exit costs, this loss includes operating losses for the quarter. Operating losses prior to the fourth quarter of 2025 were reported in operating income as a component of fee income. The exit of the fee services business was substantially complete as of June 30, 2026.

2026 OUTLOOK

We are raising full-year operating earnings per share guidance and either improving or reaffirming our previously disclosed 2026 guidance, as discussed below.

Given our strong first-half results and confidence in the underlying performance of the business, we are increasing our operating earnings per diluted share guidance to be in the range of $4.60 to $4.80, excluding any significant items in the year (as compared to our previous guidance of $4.25 to $4.45). We are narrowing our expense ratio to be in the range of 18.8 percent to 19.0 percent (as compared to our previous guidance of 18.8 percent to 19.2 percent), reflecting improved operating leverage from continued strong sales results. We expect fee income of approximately $30 million for the year with roughly a third in the first half of the year, minimal contribution in the third quarter, and the balance in the fourth quarter. Fee income will benefit from the exit of the Worksite Division fee services business as explained below. We are lowering the effective tax rate assumption to approximately 21.5 percent (as compared to our previous guidance of 22.5 percent), primarily driven by favorable non-recurring tax deductions and the continued benefit of tax planning initiatives executed during the first half of the year.

In November 2025, the Company announced its intention to exit the fee services business within its Worksite Division to sharpen its focus on the core insurance business. The Worksite Division fee services business includes benefits administration technology, education, advocacy, and communications services. The exit was substantially complete as of June 30, 2026. The Company expects the exit from this business to reduce annual fee revenue by roughly $30 million (less than 1 percent of total revenue) and increase annual pre-tax income by roughly $20 million.

Our 2026 operating ROE is expected to exceed the three-year target of 12 percent we had previously established for year-end 2027.

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

In the second quarter of 2025, we began TechMod, a three-year initiative to modernize certain elements of our technology, enabling continued growth of the business over the long-term. The initiative is expected to cost approximately $170 million over three years, including approximately $76 million in 2026. The outlook metrics previously described include the expected impact of this initiative.

We expect to establish new operating ROE targets when we update our outlook in February 2027.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of June 30, 2026 and December 31, 2025 was as follows (dollars in millions):

	June 30, 2026	December 31, 2025
Total capital:
Corporate notes payable	$1,336.3	$1,335.6
Shareholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	1,227.4	1,336.3
Accumulated other comprehensive loss	(1,182.8)	(1,115.0)
Retained earnings	2,546.1	2,416.0
Total shareholders’ equity	2,591.6	2,638.2
Total capital	$3,927.9	$3,973.8

The following table summarizes certain financial ratios as of and for the six months ended June 30, 2026 and as of and for the year ended December 31, 2025:

	June 30, 2026	December 31, 2025
Book value per common share	$27.96	$27.92
Book value per common share, excluding accumulated other comprehensive loss (a)	40.72	39.72
Debt to total capital ratios:
Corporate debt to total capital	34.0%	33.6%
Corporate debt to total capital, excluding accumulated other comprehensive loss (a)	26.1%	26.2%
________________
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow from the FHLB on a collateralized basis.  As of June 30, 2026, collateralized borrowings from the FHLB totaled $2.9 billion and are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $3.6 billion at June 30, 2026, which are maintained in custodial accounts for the benefit of the FHLB. The proceeds from these borrowings were used to purchase variable rate fixed maturity securities with similar durations to generate spread-based earnings.

We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  As of June 30, 2026, the carrying value of the FHLB common stock was $128.5 million.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. Under current authorizations, the maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. Bankers Life issued funding agreements each to a series of the Trust in a principal amount of $300 million in June 2026 and $350 million and $400 million in September and December 2025, respectively. During January 2025, a $400 million funding agreement was repaid at maturity. The aggregate principal amount of funding agreements outstanding at June 30, 2026 was $3.7 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 377 percent at June 30, 2026, compared to 380 percent at December 31, 2025. In the first six months of 2026, the RBC ratio reflected our estimated consolidated statutory operating income of $58.4 million. Our RBC ratio at June 30, 2026 was within our targeted RBC ratio range of 360 percent to 390 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the target RBC ratio range continues to adequately support our financial strength and credit ratings.

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

Moody's affirmed its "A3" financial strength ratings of our primary insurance subsidiaries on June 19, 2026. The outlook for these ratings remains stable. Moody’s financial strength ratings range from "Aaa" to "C".  These ratings may be supplemented with numbers "1", "2", or "3" to show relative standing within a category.  In Moody's view, an insurer rated "A" offers good financial security, however, certain elements may be present which suggests a susceptibility to impairment in the future. Moody's has 21 possible ratings.  There are six ratings above the "A3" rating of our primary insurance subsidiaries and 14 ratings that are below that rating.

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

At June 30, 2026, CNO, CDOC and our other non-insurance subsidiaries held $233.2 million of unrestricted cash and cash equivalents, which was above our minimum target level of $150 million.

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as Washington National and CLTX, the immediate U.S. based insurance subsidiaries of CDOC, have significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. Washington National and CLTX receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries. Bankers Conseco Life Insurance Company, Bankers Life and Colonial Penn are wholly-owned subsidiaries of CLTX. Colonial Penn has significant negative earned surplus, and would therefore require prior approval to pay a dividend. Colonial Penn has not paid dividends in recent years. Bankers Life has modest earned surplus at June 30, 2026 and, depending on the size of the dividend, could require prior approval to pay a dividend. Bankers Conseco Life Insurance Company has minimal earned surplus, but consistently has positive earnings. As a result, a limited amount of dividends can be paid without prior approval. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA.  In the first six months of 2026, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $55.5 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. In the first six months of 2026, CDOC made capital contributions of $35.5 million to its insurance subsidiaries.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 331 percent at June 30, 2026.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by the Pennsylvania Insurance Department. Dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.  However, insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders.

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

At June 30, 2026, there were no amounts outstanding under our $250.0 million Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2029.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. During the twelve months ended June 30, 2026, we generated approximately $354.2 million of such free cash flow, of which $36.6 million was generated during the first six months of 2026. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first six months of 2026, we repurchased 2.7 million shares of common stock for $120.0 million under our securities repurchase program. The Company had remaining repurchase authority of $300.4 million as of June 30, 2026.

In the first six months of 2026, dividends declared on common stock totaled $33.5 million ($0.35 per common share). In May 2026, the Company increased its quarterly common stock dividend to $0.18 per share from $0.17 per share.

Moody's affirmed its "Baa3" rating on our senior unsecured debt on June 19, 2026. The outlook for these ratings remains stable. In Moody's view, obligations rated "Baa" are subject to moderate credit risk and may possess certain speculative characteristics. A rating is supplemented with numerical modifiers "1", "2" or "3" to show the relative standing within a category. Moody's has a total of 21 possible ratings ranging from "Aaa" to "C". There are nine ratings above CNO's "Baa3" rating and 11 ratings that are below its rating.

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

INVESTMENTS

At June 30, 2026, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$14,261.1	$33.0	$(1,434.0)	$(28.2)	$12,831.9
United States Treasury securities and obligations of United States government corporations and agencies	211.5	—	(32.6)	—	178.9
States and political subdivisions	3,246.7	19.6	(380.9)	(0.5)	2,884.9
Foreign governments	133.5	0.6	(11.5)	(1.0)	121.6
Asset-backed securities	1,959.1	6.0	(47.6)	(0.1)	1,917.4
Agency residential mortgage-backed securities	711.5	6.7	(0.9)	—	717.3
Non-agency residential mortgage-backed securities	1,267.1	11.7	(77.3)	—	1,201.5
Collateralized loan obligations	1,597.7	2.7	(2.6)	—	1,597.8
Commercial mortgage-backed securities	2,099.4	2.9	(95.7)	—	2,006.6
Total investment grade fixed maturities, available for sale	25,487.6	83.2	(2,083.1)	(29.8)	23,457.9
Below-investment grade (a) (b):
Corporate securities	738.5	5.0	(46.8)	(7.1)	689.6
States and political subdivisions	22.5	0.1	(2.1)	(2.3)	18.2
Asset-backed securities	30.7	—	(1.2)	—	29.5
Non-agency residential mortgage-backed securities	207.4	18.3	(1.0)	—	224.7
Commercial mortgage-backed securities	93.5	—	(15.4)	(2.3)	75.8
Total below-investment grade fixed maturities, available for sale	1,092.6	23.4	(66.5)	(11.7)	1,037.8
Total fixed maturities, available for sale	$26,580.2	$106.6	$(2,149.6)	$(41.5)	$24,495.7
________________
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of June 30, 2026 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,007.5	$14,628.4	59.7%
2	9,700.6	9,062.1	37.0
Total NAIC 1 and 2 (investment grade)	25,708.1	23,690.5	96.7
3	665.6	625.8	2.5
4	182.6	162.1	0.7
5	17.8	13.5	0.1
6	6.1	3.8	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	872.1	805.2	3.3
Total	$26,580.2	$24,495.7	100.0%

Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of June 30, 2026 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,903.1	11.9%	$383.0	17.8%
Commercial mortgage-backed securities	2,082.4	8.5	111.1	5.2
Asset-backed securities	1,946.9	7.9	48.8	2.3
Banks	1,877.2	7.7	161.6	7.5
Insurance	1,654.6	6.8	173.3	8.1
Collateralized loan obligations	1,597.8	6.5	2.6	0.1
Non-agency residential mortgage-backed securities	1,426.2	5.8	78.3	3.6
Utilities	1,170.0	4.8	145.5	6.8
Brokerage	1,113.2	4.5	67.0	3.1
Healthcare/pharmaceuticals	961.0	3.9	203.8	9.5
Technology	909.7	3.7	160.6	7.5
Agency residential mortgage-backed securities	717.3	2.9	0.9	—
Cable/media	675.9	2.8	101.7	4.7
Food/beverage	641.7	2.6	84.7	3.9
Energy	625.9	2.6	34.0	1.6
Real estate/REITs	459.6	1.9	36.2	1.7
Transportation	370.7	1.5	42.2	2.0
Retail	261.0	1.1	29.5	1.4
Building materials	253.7	1.0	19.1	0.9
Autos	234.7	1.0	19.9	0.9
Chemicals	200.7	0.8	26.2	1.2
Other	2,412.4	9.8	219.6	10.2
Total fixed maturities, available for sale	$24,495.7	100.0%	$2,149.6	100.0%

Below-Investment Grade Securities

At June 30, 2026, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,092.6 million, or 4 percent, of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $1,037.8 million, or 95 percent, of the amortized cost. Based on the credit quality ratings assigned by the NAIC: (i) the amortized cost of our below-investment grade fixed maturities was $872.1 million, or 3 percent, of our fixed maturity portfolio; and (ii) the estimated fair value of such below-investment grade fixed maturities was $805.2 million, or 92 percent, of the amortized cost.

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

Structured Securities

At June 30, 2026, fixed maturity investments included structured securities with an estimated fair value of $7.8 billion, which represents 32 percent of all fixed maturity securities.  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at June 30, 2026, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$1,989.8	$1,946.9	7.9%
Agency residential mortgage-backed securities	711.5	717.3	2.9
Non-agency residential mortgage-backed securities	1,474.5	1,426.2	5.8
Collateralized loan obligations	1,597.7	1,597.8	6.5
Commercial mortgage-backed securities	2,192.9	2,082.4	8.5
Total structured securities	$7,966.4	$7,770.6	31.6%

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

Net Realized and Unrealized Investment Losses

During the six months ended June 30, 2026, the $89.2 million of gross realized losses on sales of $2,793.4 million of fixed maturity securities, available for sale, primarily related to various corporate securities.

During the six months ended June 30, 2025, we recognized $24.6 million of realized losses on sales of $525.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

The following summarizes the investments sold at a loss during the first six months of 2026 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	2	$8.6	$5.3
Greater than or equal to 6 months and less than 12 months prior to sale	3	8.0	5.9
Greater than 12 months prior to sale	4	8.5	6.2
		$25.1	$17.4

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at June 30, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$110.7	$110.3
Due after one year through five years	1,442.4	1,419.9
Due after five years through ten years	2,314.1	2,262.6
Due after ten years	11,022.4	9,149.8
Subtotal	14,889.6	12,942.6
Structured securities	4,303.3	4,059.2
Total	$19,192.9	$17,001.8

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of June 30, 2026 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	1	$3.0	$(0.7)	$2.3
Greater than or equal to 6 months and less than 12 months	1	0.1	—	0.1
Greater than 12 months	5	27.2	(8.5)	18.7
Total		$30.3	$(9.2)	$21.1

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of June 30, 2026 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$375.2	$5.7	$0.2	$1.9	$383.0
Healthcare/pharmaceuticals	155.9	46.7	—	1.2	203.8
Insurance	106.4	64.1	2.8	—	173.3
Banks	113.1	48.5	—	—	161.6
Technology	100.4	58.1	1.9	0.2	160.6
Utilities	97.0	48.2	0.3	—	145.5
Commercial mortgage-backed securities	71.8	24.0	10.2	5.1	111.1
Cable/media	11.0	65.5	24.3	0.9	101.7
Food/beverage	31.8	52.8	0.1	—	84.7
Non-agency residential mortgage-backed securities	69.1	8.2	0.2	0.8	78.3
Brokerage	45.4	21.5	0.1	—	67.0
Education	53.0	5.2	—	—	58.2
Asset-backed securities	16.6	31.1	1.1	—	48.8
Transportation	24.0	16.5	—	1.7	42.2
Real estate/REITs	20.9	15.3	—	—	36.2
Energy	8.3	25.7	—	—	34.0
United States Treasury securities and obligations of United States government corporations and agencies	32.6	—	—	—	32.6
Retail	25.8	2.6	1.1	—	29.5
Chemicals	2.9	23.3	—	—	26.2
Capital goods	19.9	5.6	—	—	25.5
Consumer products	10.5	0.8	—	11.3	22.6
Aerospace/defense	7.3	13.6	—	—	20.9
Autos	4.9	15.0	—	—	19.9
Building materials	4.8	14.2	0.1	—	19.1
Telecom	0.2	12.0	—	—	12.2
Foreign governments	6.0	5.5	—	—	11.5
Metals and mining	2.2	7.0	0.1	—	9.3
Paper	—	7.8	0.1	—	7.9
Entertainment/hotels	6.2	0.5	0.1	—	6.8
Business services	—	3.4	0.1	0.1	3.6
Packaging	—	3.2	0.1	—	3.3
Collateralized loan obligations	2.2	0.4	—	—	2.6
Other	5.3	0.4	0.3	0.1	6.1
Total fixed maturities, available for sale	$1,430.7	$652.4	$43.2	$23.3	$2,149.6

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

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the VIEs which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$4.2	$7.3	$8.2	$14.8
Fee revenue and other income	(0.4)	0.9	(0.6)	2.4
Total revenues	3.8	8.2	7.6	17.2
Expenses:
Interest expense	4.0	5.9	7.8	13.7
Other operating expenses	0.2	1.3	1.0	2.3
Total expenses	4.2	7.2	8.8	16.0
Income before net investment losses and income taxes	(0.4)	1.0	(1.2)	1.2
Net investment losses	(0.8)	(0.9)	(2.1)	(4.4)
Income (loss) before income taxes	$(1.2)	$0.1	$(3.3)	$(3.2)

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of June 30, 2026 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$36.5	12.5%	$1.1	38.5%
Brokerage	31.7	10.8	0.3	9.3
Healthcare/pharmaceuticals	27.8	9.5	0.2	7.6
Building materials	20.7	7.1	0.1	2.3
Cable/media	20.5	7.0	0.4	14.5
Food/beverage	19.9	6.8	0.1	2.8
Paper	16.9	5.8	0.1	2.6
Chemicals	15.6	5.3	0.1	4.5
Aerospace/defense	14.7	5.0	—	1.7
Autos	13.2	4.5	—	1.1
Transportation	12.7	4.3	—	0.3
Insurance	12.2	4.2	0.2	7.8
Utilities	10.6	3.6	—	1.2
Capital goods	9.7	3.3	—	0.6
Business services	7.6	2.7	0.2	2.1
Consumer products	6.7	2.3	—	1.4
Retail	4.4	1.5	—	0.3
Energy/pipelines	3.5	1.2	—	0.1
Other	7.4	2.6	0.1	1.3
Total	$292.3	100.0%	$2.9	100.0%

The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at June 30, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	117.6	114.8
Due after five years through ten years	97.2	95.5
Total	$214.8	$210.3

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted and issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2025.  There have been no material changes in the first six months of 2026 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2026)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
April 1 through April 30	471,853	$43.10	471,477	$340.1
May l through May 31	339,315	46.16	338,791	324.4
June 1 through June 30	478,045	50.34	477,597	300.4
Total	1,289,213	46.59	1,287,865	300.4
________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

ITEM 5.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, certain officers (as defined in Rule 16a-1(f) of the Exchange Act) (the "Section 16 officers") of the Company adopted separate Rule 10b5-1 trading arrangements (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangements, which are intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement (b)

Karen J. DeToro	May 11, 2026	February 26, 2027	24,674
President, Worksite Division
Jeanne L. Linnenbringer	May 8, 2026	February 26, 2027	14,539
Chief Operations Officer
Paul H. McDonough	June 18, 2026	August 23, 2027	32,407 (c)
Chief Financial Officer
Jeremy D. Williams	May 8, 2026	March 15, 2027	8,782
Chief Actuary
Matthew J. Zimpfer	June 4, 2026	August 17, 2027	17,721
General Counsel
________________
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
(c)     Of these shares, 18,600 are performance share grants of which the number of underlying shares to vest will depend upon achievement of certain financial metrics for the Company's 2024 - 2026 performance period.

During the three months ended June 30, 2026, other than the individuals included in the table above, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Dated: August 6, 2026
	By:	/s/ Joel T. Koehneman
Joel T. Koehneman
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)