Form 10-Q
period 2026-09-30
CNO Financial Group, Inc.
filed 2026-11-05
CIK 1224608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Shares of common stock outstanding as of October 29, 2026: 91,349,359

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(unaudited)

ASSETS

	September 30, 2026	December 31, 2025

Investments:
Fixed maturities, available for sale, at fair value (net of allowance for credit losses: September 30, 2026 - $56.9 and December 31, 2025 - $36.0; amortized cost: September 30, 2026 - $26,961.7 and December 31, 2025 - $25,776.4)	$23,677.6	$23,886.8
Equity securities at fair value	328.0	389.2
Mortgage loans (net of allowance for credit losses: September 30, 2026 - $17.3 and December 31, 2025 - $20.9)	3,437.1	3,256.8
Policy loans	145.6	140.9
Trading securities	234.0	294.8
Investments held by variable interest entities (net of allowance for credit losses: September 30, 2026 - $1.5 and December 31, 2025 - $0.6; amortized cost: September 30, 2026 - $311.4 and December 31, 2025 - $294.1)	307.8	293.0
Other invested assets	1,912.0	1,737.0
Total investments	30,042.1	29,998.5
Cash and cash equivalents - unrestricted	1,409.4	956.1
Cash and cash equivalents held by variable interest entities	12.0	27.4
Accrued investment income	302.3	286.0
Present value of future profits	131.7	143.6
Deferred acquisition costs and sales inducements	2,570.3	2,397.3
Reinsurance receivables (net of allowance for credit losses: September 30, 2026 - $0.5 and December 31, 2025 - $1.0)	3,479.9	3,677.5
Income tax assets, net	759.8	713.3
Assets held in separate accounts	2.9	2.8
Other assets	596.3	588.1
Total assets	$39,306.7	$38,790.6

(continued on next page)

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET, continued
(Dollars in millions)
(unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2026	December 31, 2025

Liabilities:
Liabilities for insurance products:
Policyholder account balances	$19,819.3	$18,912.6
Future policy benefits	10,988.3	11,898.0
Market risk benefit liability	21.9	48.1
Liability for life insurance policy claims	63.0	58.4
Unearned and advanced premiums	227.2	228.0
Liabilities related to separate accounts	2.9	2.8
Other liabilities	1,047.0	952.8
Investment borrowings	3,191.7	2,441.7
Borrowings related to variable interest entities	285.0	274.4
Notes payable – direct corporate obligations	1,336.7	1,335.6
Total liabilities	36,983.0	36,152.4
Commitments and Contingencies (Note 14)
Shareholders' equity:
Common stock ($0.01 par value, 8,000,000,000 shares authorized, shares issued and outstanding: September 30, 2026 – 91,705,509; December 31, 2025 – 94,484,339)	0.9	0.9
Additional paid-in capital	1,178.3	1,336.3
Accumulated other comprehensive loss	(1,545.8)	(1,115.0)
Retained earnings	2,690.3	2,416.0
Total shareholders' equity	2,323.7	2,638.2
Total liabilities and shareholders' equity	$39,306.7	$38,790.6

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in millions, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenues:
Insurance policy income	$688.2	$658.4	$2,042.3	$1,960.4
Net investment income:
General account assets	441.5	382.9	1,248.4	1,136.3
Policyholder and other special-purpose portfolios	6.1	116.8	126.3	158.6
Investment losses:
Realized investment losses	(32.6)	(12.9)	(49.0)	(38.0)
Other investment gains (losses)	(32.1)	9.9	(53.1)	9.8
Total investment losses	(64.7)	(3.0)	(102.1)	(28.2)
Fee revenue and other income	14.9	33.6	85.9	117.2
Total revenues	1,086.0	1,188.7	3,400.8	3,344.3
Benefits and expenses:
Insurance policy benefits	565.1	702.1	1,884.2	1,930.5
Liability for future policy benefits remeasurement gain	(52.5)	(30.8)	(74.3)	(55.8)
Change in fair value of market risk benefits	(28.8)	(12.4)	(26.4)	(8.0)
Interest expense	58.1	56.6	164.3	177.7
Amortization of deferred acquisition costs and present value of future profits	76.8	69.9	225.9	205.9
Goodwill and other asset impairment	—	96.7	—	96.7
Gain on extinguishment of borrowings related to variable interest entities	—	—	—	(1.5)
Other operating costs and expenses	240.9	270.4	792.6	816.8
Total benefits and expenses	859.6	1,152.5	2,966.3	3,162.3
Income before income taxes	226.4	36.2	434.5	182.0

Income tax expense	65.3	13.1	109.8	45.6
Net income	$161.1	$23.1	$324.7	$136.4
Earnings per common share:
Basic:
Weighted average shares outstanding	92,195,000	96,603,000	93,156,000	98,639,000
Net income	$1.75	$0.24	$3.49	$1.38
Diluted:
Weighted average shares outstanding	94,253,000	98,553,000	95,115,000	100,670,000
Net income	$1.71	$0.24	$3.41	$1.36

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$161.1	$23.1	$324.7	$136.4
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on investments	(1,218.2)	350.0	(1,441.8)	568.0
Adjustment to discount rate for liability for future policy benefits	720.4	(188.7)	823.1	(283.8)
Adjustment to instrument-specific credit risk for market risk benefits	(0.1)	(1.2)	(0.2)	(0.6)
Reclassification adjustments:
For net realized investment losses included in net income	34.7	11.1	67.9	38.8
Other comprehensive income (loss) before tax	(463.2)	171.2	(551.0)	322.4
Income tax benefit (expense) related to items of accumulated other comprehensive income	100.2	(37.4)	120.2	(69.9)
Other comprehensive income (loss), net of tax	(363.0)	133.8	(430.8)	252.5
Comprehensive income (loss)	$(201.9)	$156.9	$(106.1)	$388.9

The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in millions, shares in thousands)
(unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, June 30, 2025	97,319	$1.0	$1,441.4	$(1,252.7)	$2,333.0	$2,522.7
Net income	—	—	—	—	23.1	23.1
Other comprehensive income, net of tax	—	—	—	133.8	—	133.8
Common stock repurchased	(1,570)	—	(60.0)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(16.6)	(16.6)
Employee benefit plans, net of shares used to pay tax withholdings	92	—	8.0	—	—	8.0
Balance, September 30, 2025	95,841	$1.0	$1,389.4	$(1,118.9)	$2,339.5	$2,611.0

Balance, June 30, 2026	92,697	$0.9	$1,227.4	$(1,182.8)	$2,546.1	$2,591.6
Net income	—	—	—	—	161.1	161.1
Other comprehensive loss, net of tax	—	—	—	(363.0)	—	(363.0)
Common stock repurchased	(1,100)	—	(60.0)	—	—	(60.0)
Dividends on common stock	—	—	—	—	(16.9)	(16.9)
Employee benefit plans, net of shares used to pay tax withholdings	109	—	10.9	—	—	10.9
Balance, September 30, 2026	91,706	$0.9	$1,178.3	$(1,545.8)	$2,690.3	$2,323.7

	Common stock		Additional paid-in	Accumulated other comprehensive	Retained
	Shares	Amount	capital	income (loss)	earnings	Total
Balance, December 31, 2024	101,619	$1.0	$1,632.5	$(1,371.4)	$2,253.1	$2,515.2
Net income	—	—	—	—	136.4	136.4
Other comprehensive income, net of tax	—	—	—	252.5	—	252.5
Common stock repurchased	(6,675)	—	(259.9)	—	—	(259.9)
Dividends on common stock	—	—	—	—	(50.0)	(50.0)
Employee benefit plans, net of shares used to pay tax withholdings	897	—	16.8	—	—	16.8
Balance, September 30, 2025	95,841	$1.0	$1,389.4	$(1,118.9)	$2,339.5	$2,611.0

Balance, December 31, 2025	94,484	$0.9	$1,336.3	$(1,115.0)	$2,416.0	$2,638.2
Net income	—	—	—	—	324.7	324.7
Other comprehensive loss, net of tax	—	—	—	(430.8)	—	(430.8)
Common stock repurchased	(3,823)	—	(180.0)	—	—	(180.0)
Dividends on common stock	—	—	—	—	(50.4)	(50.4)
Employee benefit plans, net of shares used to pay tax withholdings	1,045	—	22.0	—	—	22.0
Balance, September 30, 2026	91,706	$0.9	$1,178.3	$(1,545.8)	$2,690.3	$2,323.7
The accompanying notes are an integral part
of the consolidated financial statements.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Insurance policy income	$1,867.8	$1,781.0
Net investment income	1,191.1	1,120.4
Fee revenue and other income	130.6	134.6
Insurance policy benefits	(1,253.3)	(1,228.8)
Interest expense	(143.3)	(159.3)
Deferrable policy acquisition costs and sales inducements	(387.0)	(377.8)
Other operating costs	(822.3)	(780.6)
Income taxes	(36.2)	(9.5)
Net cash provided by operating activities	547.4	480.0
Cash flows from investing activities:
Sales of investments	8,369.0	2,315.4
Maturities and redemptions of investments	2,617.3	2,209.5
Purchases of investments	(12,229.8)	(5,292.3)
Other, net	(12.6)	0.9
Net cash used by investing activities	(1,256.1)	(766.5)
Cash flows from financing activities:
Payments on notes payable	—	(500.0)
Issuance of common stock	10.6	9.6
Payments to repurchase common stock	(193.7)	(271.2)
Common stock dividends paid	(50.4)	(50.0)
Payments on financing arrangements	(12.3)	(11.4)
Amounts received for deposit products	2,188.7	2,189.5
Withdrawals from deposit products	(1,557.0)	(1,866.6)
Issuance of investment borrowings:
Federal Home Loan Bank	1,825.1	776.8
Related to variable interest entities	10.5	—
Payments on investment borrowings:
Federal Home Loan Bank	(1,074.9)	(523.7)
Related to variable interest entities	—	(222.6)
Net cash provided (used) by financing activities	1,146.6	(469.6)
Net increase (decrease) in cash and cash equivalents	437.9	(756.1)
Cash and cash equivalents - unrestricted and including held by variable interest entities, beginning of period	983.5	1,997.7
Cash and cash equivalents - unrestricted and including held by variable interest entities, end of period	$1,421.4	$1,241.6

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

Goodwill and Intangible Assets

In February 2021, we acquired DirectPath, LLC (now known as Optavise, LLC ("Optavise") subsequent to its name change in April 2022). In April 2019, we acquired Web Benefits Design Corporation, which was subsequently merged into Optavise during 2023. These acquisitions formed our Worksite fee services business, providing personalized benefits education, advocacy and transparency, and communications services that help employers reduce healthcare costs and assist employees with making informed benefits decisions. We exited the fee services business as of June 30, 2026. Optavise goodwill and other intangible assets arising from the acquisitions were reflected in our Fee income segment.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). This update provides a practical expedient for entities when estimating expected credit losses to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 should be applied prospectively. We have adopted this standard for the annual period ending December 31, 2026 and for interim reporting periods within this annual period (i.e., for the quarter period ending March 31, 2026). This standard was adopted prospectively and did not have an impact on our financial position or results of operations.

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

Recently Issued Accounting Standards

In November 2025, the FASB issued Accounting Standards Update 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08"). This update establishes a new category of acquired loans (purchased seasoned loans) subject to the gross-up approach. ASU 2025-08 is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-08 should be applied prospectively. We are currently evaluating the effect of ASU 2025-08 on our consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure of additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 may be applied retrospectively or prospectively. The adoption of ASU 2024-03 will modify our disclosures but will not have an impact on our financial position or results of operations. We do not expect the impact to our disclosures to be material.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
At September 30, 2026, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Corporate securities	$15,557.6	$9.7	$(2,274.8)	$(50.1)	$13,242.4
United States Treasury securities and obligations of United States government corporations and agencies	214.3	—	(50.0)	—	164.3
States and political subdivisions	3,209.8	2.3	(580.4)	(3.1)	2,628.6
Foreign governments	144.6	—	(20.2)	(1.1)	123.3
Asset-backed securities	2,097.5	1.1	(85.9)	(0.1)	2,012.6
Agency residential mortgage-backed securities	639.1	0.8	(14.4)	—	625.5
Non-agency residential mortgage-backed securities	1,327.4	19.2	(107.0)	—	1,239.6
Collateralized loan obligations	1,609.9	2.0	(2.6)	—	1,609.3
Commercial mortgage-backed securities	2,161.5	0.9	(127.9)	(2.5)	2,032.0
Total fixed maturities, available for sale	$26,961.7	$36.0	$(3,263.2)	$(56.9)	$23,677.6

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

The following table sets forth the amortized cost and estimated fair value of fixed maturities, available for sale at September 30, 2026 by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities (such as asset-backed securities, agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, collateralized loan obligations and commercial mortgage-backed securities, collectively referred to as "structured securities") frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$203.2	$202.7
Due after one year through five years	2,468.3	2,413.3
Due after five years through ten years	3,600.4	3,412.0
Due after ten years	12,854.4	10,130.6
Subtotal	19,126.3	16,158.6
Structured securities	7,835.4	7,519.0
Total fixed maturities, available for sale	$26,961.7	$23,677.6

Gross Unrealized Investment Losses

Our investment strategy is to manage, over a sustained period and within acceptable parameters of quality and risk, capital efficiency through active strategic asset allocation and investment management. Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. We may also selectively realize gains when appropriate to preserve the tax benefit of capital loss carryforwards that might otherwise expire. These strategic sales do not alter our overall intent and ability to hold securities in an unrealized loss position until recovery or maturity.

The following table summarizes the gross unrealized losses and fair values of our investments with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that such securities have been in a continuous unrealized loss position at September 30, 2026 (dollars in millions):

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate securities	$2,807.4	$(128.0)	$1,895.6	$(630.5)	$4,703.0	$(758.5)
United States Treasury securities and obligations of United States government corporations and agencies	30.4	(0.7)	133.9	(49.3)	164.3	(50.0)
States and political subdivisions	910.9	(52.1)	620.6	(200.4)	1,531.5	(252.5)
Foreign governments	24.5	(1.0)	6.2	(2.5)	30.7	(3.5)
Asset-backed securities	1,218.4	(39.4)	359.5	(45.5)	1,577.9	(84.9)
Agency residential mortgage-backed securities	524.4	(13.9)	6.2	(0.6)	530.6	(14.5)
Non-agency residential mortgage-backed securities	567.0	(13.7)	435.1	(93.3)	1,002.1	(107.0)
Collateralized loan obligations	555.8	(1.2)	59.5	(1.4)	615.3	(2.6)
Commercial mortgage-backed securities	751.6	(8.7)	836.4	(119.2)	1,588.0	(127.9)
Total fixed maturities, available for sale	$7,390.4	$(258.7)	$4,353.0	$(1,142.7)	$11,743.4	$(1,401.4)

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

Based on management's current assessment of investments with unrealized losses at September 30, 2026, the Company believes the issuers of the securities will continue to meet their obligations.  We do not have the intent to sell securities with unrealized losses and it is not more likely than not that we will be required to sell securities with unrealized losses prior to their anticipated recovery. If a loss is recognized from a sale subsequent to a balance sheet date due to unexpected developments, the loss is recognized in the period in which we had the intent to sell the security before its anticipated recovery.

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended September 30, 2026 (dollars in millions):

	Corporate securities	Other	Total
Allowance at June 30, 2026	$35.3	$6.2	$41.5
Additions for securities for which credit losses were not previously recorded	8.6	0.2	8.8
Additions for securities where an allowance was previously recorded	7.3	0.5	7.8
Reductions for securities disposed during the period	(1.1)	(0.1)	(1.2)
Allowance at September 30, 2026	$50.1	$6.8	$56.9

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the nine months ended September 30, 2026 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2025	$30.2	$5.8	$36.0
Additions for securities for which credit losses were not previously recorded	21.7	0.4	22.1
Additions for securities where an allowance was previously recorded	5.9	0.7	6.6
Reductions for securities disposed during the period	(7.7)	(0.1)	(7.8)
Allowance at September 30, 2026	$50.1	$6.8	$56.9

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the three months ended September 30, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at June 30, 2025	$33.1	$6.0	$39.1
Additions for securities for which credit losses were not previously recorded	0.4	—	0.4
Reductions for securities where an allowance was previously recorded	(4.6)	(0.5)	(5.1)
Reductions for securities disposed during the period	(1.4)	—	(1.4)
Allowance at September 30, 2025	$27.5	$5.5	$33.0

The following table summarizes changes in the allowance for credit losses related to fixed maturities, available for sale, for the nine months ended September 30, 2025 (dollars in millions):

	Corporate securities	Other	Total
Allowance at December 31, 2024	$31.1	$6.0	$37.1
Additions for securities for which credit losses were not previously recorded	3.5	—	3.5
Reductions for securities where an allowance was previously recorded	(3.7)	(0.5)	(4.2)
Reductions for securities disposed during the period	(3.4)	—	(3.4)
Allowance at September 30, 2025	$27.5	$5.5	$33.0

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

The mortgage loan balance was comprised of commercial and residential mortgage loans. At September 30, 2026, we held commercial mortgage loan investments with an amortized cost and fair value of $1,883.8 million and $1,714.7 million, respectively. At September 30, 2026, there were no commercial mortgage loans that were non-current or in the process of foreclosure.

The following table provides the amortized cost by year of origination and estimated fair value of our outstanding commercial mortgage loans and the underlying collateral as of September 30, 2026 (dollars in millions):

								Estimated fair value
Loan-to-value ratio (a)	2026	2025	2024	2023	2022	Prior	Total amortized cost	Commercial mortgage loans	Collateral
Less than 60%	$261.3	$248.1	$151.9	$169.9	$138.6	$458.1	$1,427.9	$1,299.0	$4,635.3
60% to less than 70%	41.3	146.0	16.3	47.6	36.2	21.4	308.8	287.9	481.1
70% to less than 80%	—	9.9	15.0	—	60.7	22.1	107.7	95.1	143.3
80% to less than 90%	—	—	—	—	29.9	—	29.9	25.5	37.1
90% to less than 100%	—	—	—	—	—	9.5	9.5	7.2	9.9
Total	$302.6	$404.0	$183.2	$217.5	$265.4	$511.1	$1,883.8	$1,714.7	$5,306.7
_________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
(a)Loan-to-value ratios are calculated as the ratio of: (i) the amortized cost of the commercial mortgage loans; to (ii) the estimated fair value of the underlying collateral.

At September 30, 2026, we held residential mortgage loan investments with an amortized cost and fair value of $1,570.6 million and $1,575.8 million, respectively. We consider current or non-current loan status as our primary credit quality indicator in conjunction with other quantitative and qualitative factors. We define non-current loans as those that are 90 or more days past-due and/or in nonaccrual status. At September 30, 2026, there were 34 residential mortgage loans that were non-current with an amortized cost of $25.0 million (of which, nine loans with an amortized cost of $4.5 million were in foreclosure).

The following table summarizes changes in the allowance for credit losses related to mortgage loans for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance at the beginning of the period	$17.0	$21.1	$20.9	$13.6
Increase (decrease) in provision for expected credit losses	0.3	(0.1)	(3.6)	7.4
Allowance at the end of the period	$17.3	$21.0	$17.3	$21.0
Total Investment Gains (Losses)

The following table sets forth the total investment gains (losses) for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Realized investment gains (losses):
Gross realized gains on sales of fixed maturities, available for sale	$5.3	$1.9	$80.0	$4.8
Gross realized losses on sales of fixed maturities, available for sale	(34.4)	(18.1)	(123.6)	(42.7)
Equity securities, net	0.1	0.7	(0.2)	0.2
Other, net	(3.6)	2.6	(5.2)	(0.3)
Total realized investment losses	(32.6)	(12.9)	(49.0)	(38.0)
Change in allowance for credit losses and write-downs	(16.3)	8.0	(29.4)	(2.6)
Change in fair value of equity securities (a)	(5.4)	1.4	(9.3)	3.5
Other changes in fair value (b) (c)	(10.4)	0.5	(14.4)	8.9
Other investment gains (losses)	(32.1)	9.9	(53.1)	9.8
Total investment losses	$(64.7)	$(3.0)	$(102.1)	$(28.2)
_________________
(a)    Changes in the estimated fair value of equity securities (that are still held as of the end of the respective periods) were $(5.2) million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $(9.3) million and $5.9 million for the nine months ended September 30, 2026 and 2025, respectively.
(b)    Comprised of gains (losses) related to certain other invested assets and fixed maturity investments with embedded derivatives, including the change in fair value, of $(8.2) million and nil for the three months ended September 30, 2026 and 2025, respectively, and $(11.6) million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively. The increase (decrease) in fair value of embedded derivatives related to a modified coinsurance agreement was $(2.2) million and $0.5 million for the three months ended September 30, 2026 and 2025,

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
respectively, and $(2.8) million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.
(c)    Changes in the estimated fair value of fixed maturity investments with embedded derivatives that we have elected the fair value option (that are still held as of the end of the respective periods) were $(8.2) million and $3.0 million for the three months ended September 30, 2026 and 2025, respectively and $(11.4) million and $10.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

During the three months ended September 30, 2026, the $34.4 million of gross realized losses on sales of $1,324.7 million of fixed maturity securities, available for sale, primarily related to various corporate securities.

During the nine months ended September 30, 2026, the $123.6 million of gross realized losses on sales of $4,118.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities that were reinvested in higher-yielding securities, which were partially offset by capital gains.

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

At September 30, 2026, the amortized cost and carrying value of fixed maturities that were non-income producing were $5.7 million and $3.2 million, respectively.

3. FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and, therefore, represents an exit price, not an entry price.  We carry certain assets and liabilities at fair value on a recurring basis, including fixed maturities, equity securities, trading securities, investments held by variable interest entities ("VIEs"), derivatives, separate account assets and embedded derivatives.  We carry our company-owned life insurance ("COLI"), which is invested in a series of mutual funds, at its cash surrender value which approximates fair value. In addition, we disclose fair value for certain financial instruments that are not carried at fair value, including mortgage loans, policy loans, cash and cash equivalents, insurance liabilities for interest-sensitive products and funding agreements, investment borrowings, notes payable and borrowings related to VIEs.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The categorization of fair value measurements, by input level, for our financial instruments carried at fair value on a recurring basis at September 30, 2026 is as follows (dollars in millions):

	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Assets:
Fixed maturities, available for sale:
Corporate securities	$—	$12,892.7	$349.7	$13,242.4
United States Treasury securities and obligations of United States government corporations and agencies	—	164.3	—	164.3
States and political subdivisions	—	2,628.6	—	2,628.6
Foreign governments	—	123.3	—	123.3
Asset-backed securities	—	1,945.2	67.4	2,012.6
Agency residential mortgage-backed securities	—	625.5	—	625.5
Non-agency residential mortgage-backed securities	—	1,212.6	27.0	1,239.6
Collateralized loan obligations	—	1,609.3	—	1,609.3
Commercial mortgage-backed securities	—	2,028.8	3.2	2,032.0
Total fixed maturities, available for sale	—	23,230.3	447.3	23,677.6
Equity securities - corporate securities	170.1	67.1	73.0	310.2
Trading securities:
Asset-backed securities	—	31.2	—	31.2
Agency residential mortgage-backed securities	—	65.7	—	65.7
Non-agency residential mortgage-backed securities	—	31.2	—	31.2
Collateralized loan obligations	—	8.6	—	8.6
Commercial mortgage-backed securities	—	97.3	—	97.3
Total trading securities	—	234.0	—	234.0
Investments held by variable interest entities - corporate securities	—	307.8	—	307.8
Other invested assets:
Derivatives	—	270.2	—	270.2
Residual tranches	—	—	4.6	4.6
Total other invested assets	—	270.2	4.6	274.8
Assets held in separate accounts	—	2.9	—	2.9
Total assets carried at fair value by category	$170.1	$24,112.3	$524.9	$24,807.3
Equity securities measured at net asset value				17.8
Total assets carried at fair value				$24,825.1

Liabilities:
Market risk benefit liability	$—	$—	$21.9	$21.9
Embedded derivatives associated with fixed indexed annuity products	—	—	1,578.7	1,578.7
Total liabilities carried at fair value	$—	$—	$1,600.6	$1,600.6

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2026 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$248.4	$73.5	$4.5	$326.4
Gains (losses) included in net income	(0.2)	(0.5)	0.1	(0.6)
Gains (losses) included in accumulated other comprehensive loss	(7.0)	—	—	(7.0)
Purchases, sales, issuances and settlements (a)
Purchases	68.2	—	—	68.2
Sales	(10.0)	—	—	(10.0)
Transfers into Level 3 (b)	184.0	—	—	184.0
Transfers out of Level 3 (b)	(36.1)	—	—	(36.1)
End of period	$447.3	$73.0	$4.6	$524.9

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.2)	$(0.5)	$0.1	$(0.6)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(8.7)	$—	$—	$(8.7)
________________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the three months ended September 30, 2026.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2026 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$171.8	$73.7	$4.2	$249.7
Gains (losses) included in net income	(0.5)	(0.7)	0.3	(0.9)
Gains (losses) included in accumulated other comprehensive loss	(9.7)	—	—	(9.7)
Purchases, sales, issuances and settlements (a)
Purchases	155.9	—	0.4	156.3
Sales	(21.7)	—	(0.3)	(22.0)
Transfers into Level 3 (b)	195.9	—	—	195.9
Transfers out of Level 3 (b)	(44.4)	—	—	(44.4)
End of period	$447.3	$73.0	$4.6	$524.9

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.2)	$(0.7)	$0.2	$(0.7)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$(12.6)	$—	$—	$(12.6)
________________
(a)Purchases, sales, issuances and settlements represent the activity that occurred during the period that results in a change of the asset but does not represent changes in fair value for the instruments held at the beginning of the period.  Such activity primarily consists of purchases and sales of fixed maturity and equity securities. There were no issuances or settlements during the nine months ended September 30, 2026.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the three months ended September 30, 2025 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$454.6	$94.4	$2.6	$551.6
Gains (losses) included in net income	(2.0)	0.3	—	(1.7)
Gains (losses) included in accumulated other comprehensive loss	4.2	—	—	4.2
Purchases, sales, issuances and settlements (a)
Purchases	177.5	—	—	177.5
Sales	(9.7)	—	—	(9.7)
Transfers into Level 3 (b)	10.5	—	—	10.5
Transfers out of Level 3 (b)	(49.6)	(20.5)	—	(70.1)
End of period	$585.5	$74.2	$2.6	$662.3

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(2.0)	$0.3	$—	$(1.7)
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$3.9	$—	$—	$3.9
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized significant unobservable (Level 3) inputs to determine fair value for the nine months ended September 30, 2025 (dollars in millions):

	Fixed Maturities, Available for Sale	Equity Securities	Other Invested Assets	Total
Beginning of period	$155.9	$73.4	$95.4	$324.7
Gains (losses) included in net income	(0.3)	0.8	—	0.5
Gains (losses) included in accumulated other comprehensive loss	1.2	—	—	1.2
Purchases, sales, issuances and settlements (a)
Purchases	420.0	—	—	420.0
Sales	(24.0)	—	—	(24.0)
Transfers into Level 3 (b)	89.8	—	—	89.8
Transfers out of Level 3 (b)	(57.1)	—	(92.8)	(149.9)
End of period	$585.5	$74.2	$2.6	$662.3

Change in unrealized gains or losses for the period included in net income for assets held at the end of the reporting period	$(0.3)	$0.9	$—	$0.6
Change in unrealized gains or losses for the period included in other comprehensive loss for assets held at the end of the reporting period	$—	$—	$—	$—
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

At September 30, 2026, 86 percent of our Level 3 fixed maturities, available for sale, were investment grade and 78 percent of our Level 3 fixed maturities, available for sale, consisted of corporate securities.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of the period	$1,676.7	$1,502.4	$1,600.6	$1,471.6
Premiums less benefits	4.5	(7.4)	(8.5)	(23.4)
Change in fair value, net	(102.5)	103.4	(13.4)	150.2
Balance at end of the period	$1,578.7	$1,598.4	$1,578.7	$1,598.4

The change in fair value, net for each period in our embedded derivatives is included in the insurance policy benefits line item in the consolidated statement of operations.

The following table provides additional information about the significant unobservable (Level 3) inputs developed internally by the Company to determine fair value for certain assets and liabilities carried at fair value at September 30, 2026 (dollars in millions):

	Fair value at September 30, 2026	Valuation techniques	Unobservable inputs	Range (weighted average) (a)
Assets:
Corporate securities	$—	Recovery method	% Recovery expected	—%
Asset-backed securities (b)	6.8	Discounted cash flow analysis	Discount margins	1.47%
Asset-backed securities (c)	3.2	Recovery method	% Recovery expected	56.77%
Equity securities (d)	63.8	Market comparables	EBITDA multiples	12.3X
Total assets	$73.8
Liabilities:
Market risk benefit liability (e)	$21.9	Discounted cash flow analysis	Surrender rates	0.49% - 18.90% (4.86%)
			Partial withdrawal rates	0.00% - 3.11% (1.87%)
			Mortality	0.20% - 47.81% (3.61%)
			GLWB utilization	5.92% - 47.62% (25.03%)
			Non-performance risk spread	0.08% - 0.36% (N/A)
Embedded derivatives related to fixed indexed annuity products (f)	1,578.7	Discounted projected embedded derivatives	Surrender rates	0.49% - 23.68% (6.65%)
			Partial withdrawal rates	0.00% - 4.41% (3.31%)
			Mortality	0.02% - 47.81% (4.05%)
			GLWB utilization	5.92% - 47.62% (25.03%)
			Option budget	0.91% - 3.45% (2.56%)
			Non-performance risk spread	0.08% - 0.36% (N/A)
Total liabilities	$1,600.6
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
(f)    Embedded derivatives related to fixed indexed annuity products are classified as policyholder account liabilities on the consolidated balance sheet. The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are surrender rates, partial withdrawal rates, mortality, GLWB utilization, option budget, and non-performance risk. Assumed surrender rates, partial withdrawal rates, and mortality rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. Increases (decreases) in utilization rates would generally decrease (increase) the value of the embedded derivative. Increases (decreases) in option budget in isolation would have resulted in a higher (lower) fair value measurement. Increases in non-performance risk spread result in a lower fair value measurement.

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
(f)    Embedded derivatives related to fixed indexed annuity products are classified as policyholder account liabilities on the consolidated balance sheet. The significant unobservable inputs used in the fair value measurement of our embedded derivatives associated with fixed indexed annuity products are surrender rates, partial withdrawal rates, mortality, GLWB

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
utilization, option budget, and non-performance risk. Assumed surrender rates, partial withdrawal rates, and mortality rates are used to project how long the contracts remain in force. Generally, the longer the contracts are assumed to be in force the higher the fair value of the embedded derivative. Increases (decreases) in utilization rates would generally decrease (increase) the value of the embedded derivative. Increases (decreases) in option budget in isolation would have resulted in a higher (lower) fair value measurement. Increases in non-performance risk spread result in a lower fair value measurement.

The fair value of our financial instruments not carried at fair value on a recurring basis are as follows (dollars in millions):

	September 30, 2026
	Quoted prices in active markets for identical assets or liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total estimated fair value	Total carrying amount
Assets:
Mortgage loans	$—	$—	$3,290.5	$3,290.5	$3,437.1
Policy loans	—	—	145.6	145.6	145.6
Other invested assets:
Company-owned life insurance (a)	—	440.8	—	440.8	440.8
Cash and cash equivalents:
Unrestricted	1,409.4	—	—	1,409.4	1,409.4
Held by variable interest entities	12.0	—	—	12.0	12.0
Total	$1,421.4	$440.8	$3,436.1	$5,298.3	$5,444.9

Liabilities:
Policyholder account balances (b)	$—	$—	$18,240.6	$18,240.6	$18,240.6
Investment borrowings	—	3,192.9	—	3,192.9	3,191.7
Borrowings related to variable interest entities	—	276.4	—	276.4	285.0
Notes payable – direct corporate obligations	—	1,281.1	—	1,281.1	1,336.7
Total	$—	$4,750.4	$18,240.6	$22,991.0	$23,054.0
________________
(a)Includes $218.9 million of COLI purchased as an investment vehicle to fund our agent deferred compensation plan, as further described in the footnote to the consolidated financial statements entitled "Agent Deferred Compensation Plan" within our 2025 Annual Report on Form 10-K, and a $221.9 million investment in a COLI policy for key employees that is recorded in our general account assets.
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

In the third quarter of 2026 and 2025, as part of our comprehensive annual actuarial review, we reviewed our actual experience and updated our assumptions for future cash flows. The impact of updating these assumptions is reflected in the "Effect of changes in cash flow assumptions" line items in the tables below.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2026 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
Present value of expected net premiums ("PVENP"), beginning of period	$2,645.7	$3,661.6	$1,196.6	$2,213.7	$—	$9,717.6
Effect of changes in discount rate assumptions, beginning of period	107.6	111.5	(4.8)	42.9	—	257.2
Beginning PVENP at original discount rate	2,753.3	3,773.1	1,191.8	2,256.6	—	9,974.8
Effect of changes in cash flow assumptions	(22.6)	581.9	(3.5)	(2.1)	—	553.7
Effect of actual variances from expected experience	7.3	(64.0)	(34.2)	(76.5)	—	(167.4)
Adjusted beginning of period PVENP	2,738.0	4,291.0	1,154.1	2,178.0	—	10,361.1
Issuances	199.5	596.0	141.4	267.9	3.6	1,208.4
Interest accrual	91.8	131.8	42.0	71.1	—	336.7
Net premiums collected	(264.9)	(391.7)	(129.4)	(292.1)	(3.6)	(1,081.7)
Ending PVENP at original discount rate	2,764.4	4,627.1	1,208.1	2,224.9	—	10,824.5
Effect of changes in discount rate assumptions, end of period	(286.1)	(405.4)	(70.4)	(160.7)	—	(922.6)
PVENP, end of period	$2,478.3	$4,221.7	$1,137.7	$2,064.2	$—	$9,901.9

Present value of expected future policy benefits ("PVEFPB"), beginning of period	$5,984.2	$3,864.0	$4,409.2	$4,677.8	$260.0	$19,195.2
Effect of changes in discount rate assumptions, beginning of period	359.2	120.6	10.5	199.5	11.1	700.9
Beginning PVEFPB at original discount rate	6,343.4	3,984.6	4,419.7	4,877.3	271.1	19,896.1
Effect of changes in cash flow assumptions	(38.8)	608.7	(22.9)	(29.9)	—	517.1
Effect of actual variances from expected experience	9.6	(65.7)	(60.9)	(89.8)	(3.7)	(210.5)
Adjusted beginning of period PVEFPB	6,314.2	4,527.6	4,335.9	4,757.6	267.4	20,202.7
Issuances	199.7	596.1	141.6	273.1	3.8	1,214.3
Interest accrual	220.7	139.3	172.9	159.9	9.3	702.1
Benefit payments	(322.0)	(408.5)	(217.9)	(345.8)	(22.2)	(1,316.4)
Ending PVEFPB at original discount rate	6,412.6	4,854.5	4,432.5	4,844.8	258.3	20,802.7
Effect of changes in discount rate assumptions, end of period	(852.8)	(435.8)	(393.2)	(526.5)	(31.0)	(2,239.3)
PVEFPB, end of period	$5,559.8	$4,418.7	$4,039.3	$4,318.3	$227.3	$18,563.4

Net liability for future policy benefits	$3,081.5	$197.0	$2,901.6	$2,254.1	$227.3	$8,661.5
Flooring impact	—	1.2	—	—	—	1.2
Adjusted net liability for future policy benefits	3,081.5	198.2	2,901.6	2,254.1	227.3	8,662.7
Related reinsurance recoverable	(1.2)	—	(351.8)	(138.2)	—	(491.2)
Net liability for future policy benefits, net of reinsurance recoverable	$3,080.3	$198.2	$2,549.8	$2,115.9	$227.3	$8,171.5

Adjusted net liability for future policy benefits	$8,662.7
Reserves excluded from roll forward (a)	2,227.7
Deferred liability	74.6
Future loss reserves (b)	23.3
Future policy benefits	$10,988.3
________________
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables summarize balances and changes in the liability for future policy benefits for traditional and limited-payment contracts for the nine months ended September 30, 2025 (dollars in millions):

	Supplemental health	Medicare supplement	Long-term care	Traditional life	Other annuities	Total
PVENP, beginning of period	$2,643.9	$3,161.9	$1,102.8	$2,203.9	$—	$9,112.5
Effect of changes in discount rate assumptions, beginning of period	180.0	195.2	25.7	113.5	—	514.4
Beginning PVENP at original discount rate	2,823.9	3,357.1	1,128.5	2,317.4	—	9,626.9
Effect of changes in cash flow assumptions	(63.2)	182.7	31.0	2.3	—	152.8
Effect of actual variances from expected experience	(54.6)	44.2	(28.3)	(89.5)	—	(128.2)
Adjusted beginning of period PVENP	2,706.1	3,584.0	1,131.2	2,230.2	—	9,651.5
Issuances	230.3	354.3	135.4	297.2	5.1	1,022.3
Interest accrual	91.7	109.0	40.1	71.0	—	311.8
Net premiums collected	(264.7)	(345.7)	(124.7)	(298.2)	(5.1)	(1,038.4)
Ending PVENP at original discount rate	2,763.4	3,701.6	1,182.0	2,300.2	—	9,947.2
Effect of changes in discount rate assumptions, end of period	(96.8)	(104.8)	7.1	(40.9)	—	(235.4)
PVENP, end of period	$2,666.6	$3,596.8	$1,189.1	$2,259.3	$—	$9,711.8

PVEFPB, beginning of period	$5,828.2	$3,375.6	$4,240.1	$4,570.6	$264.5	$18,279.0
Effect of changes in discount rate assumptions, beginning of period	516.6	211.5	94.1	333.3	16.2	1,171.7
Beginning PVEFPB at original discount rate	6,344.8	3,587.1	4,334.2	4,903.9	280.7	19,450.7
Effect of changes in cash flow assumptions	(87.2)	192.0	25.8	1.8	(2.8)	129.6
Effect of actual variances from expected experience	(61.8)	51.0	(42.6)	(111.7)	2.4	(162.7)
Adjusted beginning of period PVEFPB	6,195.8	3,830.1	4,317.4	4,794.0	280.3	19,417.6
Issuances	233.6	354.5	135.5	302.2	5.1	1,030.9
Interest accrual	218.6	116.6	171.4	158.0	9.6	674.2
Benefit payments	(319.0)	(379.6)	(219.3)	(348.6)	(22.1)	(1,288.6)
Ending PVEFPB at original discount rate	6,329.0	3,921.6	4,405.0	4,905.6	272.9	19,834.1
Effect of changes in discount rate assumptions, end of period	(317.0)	(113.6)	26.5	(180.0)	(9.0)	(593.1)
PVEFPB, end of period	$6,012.0	$3,808.0	$4,431.5	$4,725.6	$263.9	$19,241.0

Net liability for future policy benefits	$3,345.4	$211.2	$3,242.4	$2,466.3	$263.9	$9,529.2
Flooring impact	—	0.9	—	—	—	0.9
Adjusted net liability for future policy benefits	3,345.4	212.1	3,242.4	2,466.3	263.9	9,530.1
Related reinsurance recoverable	(1.7)	—	(386.5)	(162.3)	—	(550.5)
Net liability for future policy benefits, net of reinsurance recoverable	$3,343.7	$212.1	$2,855.9	$2,304.0	$263.9	$8,979.6

Adjusted net liability for future policy benefits	$9,530.1
Reserves excluded from roll forward (a)	2,351.3
Deferred liability	69.2
Future loss reserves (b)	24.9
Future policy benefits	$11,975.5
________________
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Many of our fixed indexed annuity products include a GLWB that is considered a MRB. The calculation of MRBs includes market assumptions (interest rate, equity returns, volatility and dividend yields) and nonmarket assumptions (mortality rates, surrender and withdrawal rates, GLWB utilization and non-performance risk). Market assumptions are updated quarterly to reflect current market conditions.

In the third quarter of 2026 and 2025, as part of our comprehensive annual actuarial review, we reviewed our nonmarket assumptions used to calculate the MRBs and determined updates were warranted. The impact of updating these assumptions is reflected in the "Effect of changes in future expected policyholder behavior" line items in the table below.

The following table presents the balance of and changes in MRBs associated with our fixed indexed annuities (dollars in millions):

	Nine months ended
	September 30,
	2026	2025
Net liability, beginning of period	$48.1	$60.0
Effect of changes in the instrument-specific credit risk, beginning of period	0.9	1.4
Balance, beginning of period, before effect of changes in the instrument-specific credit risk	49.0	61.4
Issuances	2.6	3.4
Interest accrual	1.2	2.0
Effect of changes in interest rates	(7.6)	0.9
Effect of changes in equity markets	(2.8)	(0.3)
Effect of changes in equity index volatility	1.1	2.2
Actual policyholder behavior different from expected behavior	(1.0)	(0.6)
Effect of changes in future expected policyholder behavior - other	(20.3)	(13.3)
Effect of changes in future expected policyholder behavior - risk margin	(0.1)	0.1
Effect of changes in assumptions	0.5	(2.4)
Net liability, end of period, before effect of changes in the instrument-specific credit risk	22.6	53.4
Effect of changes in the instrument-specific credit risk, end of period	(0.7)	(0.8)
Net liability, end of period, net of reinsurance	$21.9	$52.6

Balance reported as an asset	$—	$—
Balance reported as a liability	21.9	52.6
Net liability	$21.9	$52.6

Net amount at risk	$13.0	$22.1
Weighted average attained age of contract holders	70	70

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the consolidated statement of operations (dollars in millions):

	Gross premiums (a)		Interest accretion (b)
	Nine months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Other annuities	$4.5	$6.0	$9.3	$9.6
Supplemental health	573.2	554.0	128.9	126.9
Medicare supplement	516.3	465.4	7.5	7.6
Long-term care	277.9	264.8	130.9	131.3
Traditional life	555.4	551.6	88.8	87.0
Total	$1,927.3	$1,841.8	$365.4	$362.4
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

The following table provides the amount of undiscounted and discounted expected future gross premiums and expected future benefits and expenses for traditional and limited-payment contracts (dollars in millions):

	September 30, 2026		September 30, 2025
	Undiscounted	Discounted (a)	Undiscounted	Discounted (a)
Other annuities
Expected future gross premiums	$—	$—	$—	$—
Expected future benefits and expenses	286.2	227.3	312.8	263.9
Supplemental health
Expected future gross premiums	9,263.0	5,347.5	9,098.7	5,687.4
Expected future benefits and expenses	10,994.2	5,559.8	10,781.4	6,012.0
Medicare supplement
Expected future gross premiums	8,725.8	5,412.7	6,930.0	4,753.6
Expected future benefits and expenses	7,217.8	4,418.7	5,565.5	3,808.0
Long-term care
Expected future gross premiums	3,842.8	2,496.1	3,648.8	2,564.4
Expected future benefits and expenses	8,276.5	4,039.3	8,100.0	4,431.5
Traditional life
Expected future gross premiums	5,822.1	3,987.1	5,804.4	4,231.0
Expected future benefits and expenses	7,622.1	4,318.3	7,680.7	4,725.6
________________
(a) Calculated at the discount rates at period end.

Loss expense as a result of net premium ratio capping was not material for the nine months ended September 30, 2026 and 2025.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table provides the weighted average durations (under locked-in discount rates) of the liability for future policy benefits in years:

	September 30, 2026	September 30, 2025
Other annuities	9.5	9.5
Supplemental health	10.5	10.7
Medicare supplement	7.8	5.5
Long-term care	10.8	10.7
Traditional life	10.0	10.1

The following table provides the weighted average interest rates for the liability for future policy benefits:

	September 30, 2026	September 30, 2025
Other annuities
Interest accretion rate	4.88%	4.87%
Current discount rate	6.49	5.32
Supplemental health
Interest accretion rate	4.94	4.96
Current discount rate	6.45	5.26
Medicare supplement
Interest accretion rate	4.27	4.33
Current discount rate	6.21	4.93
Long-term care
Interest accretion rate	5.61	5.64
Current discount rate	6.52	5.35
Traditional life
Interest accretion rate	4.84	4.80
Current discount rate	6.49	5.30

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the balances of and changes in the liability for policyholder account balances (dollars in millions):

	Nine months ended
	September 30, 2026
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$11,633.0	$1,637.5	$104.5	$1,383.2	$3,373.6	$348.7	$18,480.5
Issuances (funds collected from new business)	1,321.0	124.8	—	36.5	299.7	—	1,782.0
Premiums received (premiums collected from inforce business)	29.6	1.3	19.8	168.8	—	194.0	413.5
Policy charges	(22.5)	(1.5)	—	(156.4)	—	—	(180.4)
Surrenders and withdrawals	(762.5)	(117.4)	(23.8)	(29.1)	(95.1)	(199.2)	(1,227.1)
Benefit payments	(208.8)	(70.9)	(3.7)	(17.4)	—	(0.1)	(300.9)
Interest credited	312.5	36.6	1.6	54.4	111.5	1.8	518.4
Other	43.0	0.1	—	(1.7)	—	—	41.4
Policyholder account values, end of period excluding contracts 100% ceded	12,345.3	1,610.5	98.4	1,438.3	3,689.7	345.2	19,527.4
Policyholder account values, end of period for contracts 100% ceded	104.4	461.0	31.2	88.8	—	9.5	694.9
Amount of reserves above (below) policyholder account values (c)	(419.2)	—	—	16.2	—	—	(403.0)
Policyholder account balance, end of period	$12,030.5	$2,071.5	$129.6	$1,543.3	$3,689.7	$354.7	$19,819.3

Balance, end of period, reinsurance ceded	(98.2)	(461.0)	(31.2)	(106.3)	—	(21.8)	(718.5)
Balance, end of period, net of reinsurance	$11,932.3	$1,610.5	$98.4	$1,437.0	$3,689.7	$332.9	$19,100.8

Weighted average crediting rate (d)	2.2%	2.9%	2.8%	4.8%	4.3%	0.8%

Cash surrender value, net of reinsurance	$11,552.8	$1,559.1	$98.4	$1,189.8	$—	$332.9
________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $32,593.2 million at the balance sheet date.
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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Nine months ended
	September 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Other annuities	Interest-sensitive life (a)	Funding agreements	Other (b)	Total
Policyholder account values, beginning of period excluding contracts 100% ceded	$10,766.3	$1,646.6	$107.4	$1,321.8	$3,021.2	$359.1	$17,222.4
Issuances (funds collected from new business)	1,265.4	142.2	—	32.8	350.0	—	1,790.4
Premiums received (premiums collected from inforce business)	17.9	1.9	22.8	164.0	—	198.9	405.5
Policy charges	(20.6)	(1.4)	—	(150.4)	—	—	(172.4)
Surrenders and withdrawals	(670.5)	(117.6)	(22.7)	(27.7)	(473.8)	(210.0)	(1,522.3)
Benefit payments	(219.8)	(74.9)	(4.3)	(18.8)	—	—	(317.8)
Interest credited	248.3	38.2	2.0	48.3	82.2	1.8	420.8
Other	46.1	0.1	(0.3)	(0.2)	—	—	45.7
Policyholder account values, end of period excluding contracts 100% ceded	11,433.1	1,635.1	104.9	1,369.8	2,979.6	349.8	17,872.3
Policyholder account values, end of period for contracts 100% ceded	115.1	503.8	30.3	93.3	—	9.9	752.4
Amount of reserves above (below) policyholder account values (c)	(352.9)	—	—	18.5	—	—	(334.4)
Policyholder account balance, end of period	$11,195.3	$2,138.9	$135.2	$1,481.6	$2,979.6	$359.7	$18,290.3

Balance, end of period, reinsurance ceded	(109.9)	(503.8)	(30.3)	(111.0)	—	(22.8)	(777.8)
Balance, end of period, net of reinsurance	$11,085.4	$1,635.1	$104.9	$1,370.6	$2,979.6	$336.9	$17,512.5

Weighted average crediting rate (d)	2.2%	3.1%	2.7%	5.2%	4.2%	0.8%

Cash surrender value, net of reinsurance	$10,688.5	$1,586.6	$104.9	$1,122.7	$—	$336.9
________________
(a) The amount of insurance policy benefit expense resulting from death claims that we would incur in excess of the policyholder account balance (net amount at risk) for interest-sensitive life contracts was $30,653.4 million at the balance sheet date.
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
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following tables present the account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums (dollars in millions):

	September 30, 2026
Range of guaranteed minimum crediting rates (a)	At guaranteed minimum	1-50 basis points above	51-150 basis points above	Greater than 150 basis points above	Total
Fixed interest annuities
0.00%-2.99%	$173.8	$212.4	$280.3	$90.7	$757.2
3.00%-4.99%	1,187.0	53.8	—	—	1,240.8
5.00% and greater	73.5	—	—	—	73.5
Subtotal	1,434.3	266.2	280.3	90.7	2,071.5
Other annuities
0.00%-2.99%	19.4	18.9	—	—	38.3
3.00%-4.99%	55.9	—	—	—	55.9
5.00% and greater	35.4	—	—	—	35.4
Subtotal	110.7	18.9	—	—	129.6
Interest-sensitive life
0.00%-2.99%	21.5	—	—	808.3	829.8
3.00%-4.99%	365.7	91.4	217.1	3.8	678.0
5.00% and greater	19.1	0.2	—	—	19.3
Subtotal	406.3	91.6	217.1	812.1	1,527.1
Other
0.00%-2.99%	15.4	319.5	—	—	334.9
3.00%-4.99%	19.5	—	—	—	19.5
5.00% and greater	0.3	—	—	—	0.3
Subtotal	35.2	319.5	—	—	354.7
Total
0.00%-2.99%	230.1	550.8	280.3	899.0	1,960.2
3.00%-4.99%	1,628.1	145.2	217.1	3.8	1,994.2
5.00% and greater	128.3	0.2	—	—	128.5
Total policyholder account balances, excluding fixed indexed annuities	$1,986.5	$696.2	$497.4	$902.8	$4,082.9
Fixed indexed annuity account balances					12,449.7
Funding agreements					3,689.7
Total policyholder account values					20,222.3
Amount of reserves above (below) policyholder account values					(403.0)
Total policyholder account balances					$19,819.3
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

5. DEFERRED ACQUISITION COSTS, PRESENT VALUE OF FUTURE PROFITS AND SALES INDUCEMENTS

Changes in deferred acquisition costs were as follows (dollars in millions):

	Nine months ended
	September 30, 2026
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$497.4	$41.8	$473.5	$162.9	$165.3	$277.5	$592.2	$10.1	$2,220.7
Capitalizations	87.6	7.4	56.5	30.6	26.4	32.7	99.4	2.3	342.9
Amortization expense	(52.6)	(5.4)	(30.6)	(18.9)	(12.7)	(13.6)	(57.0)	(3.4)	(194.2)
End of period	$532.4	$43.8	$499.4	$174.6	$179.0	$296.6	$634.6	$9.0	$2,369.4

	Nine months ended
	September 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Supplemental health	Medicare supplement	Long-term care	Interest-sensitive life	Traditional life	Funding agreements	Total
Beginning of period	$450.0	$35.9	$438.1	$157.4	$148.6	$256.0	$529.5	$9.9	$2,025.4
Capitalizations	81.7	9.1	53.7	21.7	22.6	28.1	111.4	1.8	330.1
Amortization expense	(47.8)	(4.8)	(27.9)	(18.6)	(11.7)	(12.5)	(51.1)	(2.4)	(176.8)
End of period	$483.9	$40.2	$463.9	$160.5	$159.5	$271.6	$589.8	$9.3	$2,178.7

Changes in the present value of future profits were as follows (dollars in millions):

	Nine months ended
	September 30, 2026
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$117.4	$12.0	$3.7	$9.9	$0.4	$0.2	$143.6
Amortization expense	(8.2)	(2.3)	(0.4)	(1.0)	—	—	(11.9)
End of period	$109.2	$9.7	$3.3	$8.9	$0.4	$0.2	$131.7

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Nine months ended
	September 30, 2025
	Supplemental health	Medicare supplement	Long-term care	Traditional life	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.8	$15.7	$4.4	$11.3	$0.5	$0.3	$161.0
Amortization expense	(8.7)	(2.8)	(0.5)	(1.1)	—	(0.1)	(13.2)
End of period	$120.1	$12.9	$3.9	$10.2	$0.5	$0.2	$147.8

Changes in sales inducements were as follows (dollars in millions):

	Nine months ended
	September 30, 2026
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$170.1	$6.5	$176.6
Capitalizations	42.7	1.4	44.1
Amortization expense	(18.9)	(0.9)	(19.8)
End of period	$193.9	$7.0	$200.9

	Nine months ended
	September 30, 2025
	Fixed indexed annuities	Fixed interest annuities	Total
Beginning of period	$128.1	$5.1	$133.2
Capitalizations	45.8	1.9	47.7
Amortization expense	(15.1)	(0.8)	(15.9)
End of period	$158.8	$6.2	$165.0

6. EARNINGS PER SHARE

A reconciliation of net income and shares used to calculate basic and diluted earnings per share is as follows (dollars in millions and shares in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income for basic and diluted earnings per share	$161.1	$23.1	$324.7	$136.4
Shares:
Weighted average shares outstanding for basic earnings per share	92,195	96,603	93,156	98,639
Effect of dilutive securities on weighted average shares:
Amounts related to employee benefit plans	2,058	1,950	1,959	2,031
Weighted average shares outstanding for diluted earnings per share	94,253	98,553	95,115	100,670

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

We measure segment performance by excluding total investment gains (losses), changes in fair value of embedded derivative liabilities and MRBs, fair value changes related to the agent deferred compensation plan, income taxes, costs related to our project to modernize certain elements of our technology ("TechMod") that are incremental to our normal spend and will not recur following implementation, goodwill and other asset impairment expenses and other non-operating items including earnings attributable to VIEs ("pre-tax operating earnings") because we believe that this performance measure is a better indicator of the ongoing business and trends in our business.  Our primary investment focus is on investment income to support our liabilities for insurance products as opposed to the generation of investment gains (losses), and a long-term focus is necessary to maintain profitability over the life of the business.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Operating information by segment is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Annuity:
Insurance policy income	$9.7	$10.7	$28.6	$28.9
Net investment income	168.0	157.7	492.9	461.0
Total annuity revenues	177.7	168.4	521.5	489.9
Health:
Insurance policy income	444.0	416.0	1,312.4	1,240.5
Net investment income	76.1	75.4	226.4	226.4
Total health revenues	520.1	491.4	1,538.8	1,466.9
Life:
Insurance policy income	234.5	231.7	701.3	691.0
Net investment income	38.5	37.8	114.9	113.2
Total life revenues	273.0	269.5	816.2	804.2
Change in market values of the underlying options supporting fixed indexed products	1.1	98.2	98.4	107.5
Investment income not allocated to product lines	158.9	126.0	428.9	368.0
Fee revenue and other income:
Fee revenue	14.4	33.0	75.7	113.9
Amounts netted in expenses not allocated to product lines	0.7	0.6	2.5	2.8
Total segment revenues	$1,145.9	$1,187.1	$3,482.0	$3,353.2
(continued on next page)

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Expenses:
Annuity:
Insurance policy benefits	$(19.8)	$(6.2)	$0.8	$14.1
Interest credited	79.5	75.4	227.0	217.1
Amortization and non-deferred commissions	30.1	26.3	86.7	76.5
Total annuity expenses	89.8	95.5	314.5	307.7
Health:
Insurance policy benefits	327.5	293.3	981.0	926.9
Amortization and non-deferred commissions	43.5	41.1	128.9	122.8
Total health expenses	371.0	334.4	1,109.9	1,049.7
Life:
Insurance policy benefits	116.5	142.6	399.2	425.2
Interest credited	14.0	13.2	41.9	40.0
Amortization and non-deferred commissions	30.9	28.3	90.7	81.9
Advertising expense	15.6	14.8	51.4	54.7
Total life expenses	177.0	198.9	583.2	601.8
Allocated expenses	161.0	151.0	473.8	461.6
Expenses not allocated to product lines	19.5	22.9	64.0	70.7
Market value changes of options credited to fixed indexed annuity and life policyholders	1.1	98.2	98.4	107.5
Amounts netted in investment income not allocated to product lines:
Interest expense	54.3	50.8	152.6	158.3
Interest credited	39.5	28.2	111.5	82.2
Impact of annual option forfeitures related to fixed indexed annuity surrenders	(4.9)	(3.8)	(14.5)	(8.8)
Amortization	1.1	0.9	3.4	2.5
Other expenses	0.8	10.4	16.7	22.5
Expenses netted in fee revenue:
Commissions and other operating expenses	15.5	36.9	67.4	117.8
Total segment expenses	925.7	1,024.3	2,980.9	2,973.5
Pre-tax measure of profitability:
Annuity margin	87.9	72.9	207.0	182.2
Health margin	149.1	157.0	428.9	417.2
Life margin	96.0	70.6	233.0	202.4
Total insurance product margin	333.0	300.5	868.9	801.8
Allocated expenses	(161.0)	(151.0)	(473.8)	(461.6)
Income from insurance products	172.0	149.5	395.1	340.2
Fee income margin	(1.1)	(3.9)	8.3	(3.9)
Investment income not allocated to product lines	68.1	39.5	159.2	111.3
Expenses not allocated to product lines	(18.8)	(22.3)	(61.5)	(67.9)
Operating earnings before taxes	220.2	162.8	501.1	379.7
Income tax expense on operating income	41.1	35.6	101.2	83.9
Net operating income	$179.1	$127.2	$399.9	$295.8

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
A reconciliation of segment revenues and expenses to consolidated revenues and expenses and net income is as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Total segment revenues	$1,145.9	$1,187.1	$3,482.0	$3,353.2
Total investment losses	(64.7)	(3.0)	(102.1)	(28.2)
Revenues related to earnings attributable to VIEs	4.8	4.6	12.4	19.3
Fee revenue related to divested business	—	—	8.5	—
Consolidated revenues	1,086.0	1,188.7	3,400.8	3,344.3

Total segment expenses	925.7	1,024.3	2,980.9	2,973.5
Changes in fair value of embedded derivative liabilities and market risk benefits	(69.7)	18.1	(61.9)	62.5
Expenses attributable to VIEs	4.0	6.1	12.8	20.6
Fair value changes related to agent deferred compensation plan	(10.0)	—	(10.0)	—
Expenses related to TechMod initiative	10.1	7.2	33.5	10.4
Goodwill and other asset impairment	—	96.7	—	96.7
Expenses related to divested business	—	—	11.5	—
Other expenses	(0.5)	0.1	(0.5)	(1.4)
Consolidated expenses	859.6	1,152.5	2,966.3	3,162.3
Income before tax	226.4	36.2	434.5	182.0

Income tax expense	65.3	13.1	109.8	45.6
Net income	$161.1	$23.1	$324.7	$136.4

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Segment balance sheet information is as follows (dollars in millions):

	September 30,	December 31,
	2026	2025
Assets:
Annuity	$13,946.5	$13,692.5
Health	8,429.5	9,367.1
Life	4,044.6	4,331.3
Investments not allocated to product lines	12,386.9	10,879.8
Assets of our non-life companies included in the fee income segment	95.5	161.0
Assets of our other non-life companies	403.7	358.9
Total assets	$39,306.7	$38,790.6
Liabilities:
Annuity	$14,983.8	$14,445.0
Health	8,917.2	9,573.7
Life	4,306.8	4,448.9
Liabilities associated with investments not allocated to product lines (a)	8,503.1	7,425.3
Liabilities of our non-life companies included in the fee income segment	16.8	50.5
Liabilities of our other non-life companies	255.3	209.0
Total liabilities	$36,983.0	$36,152.4
________________
(a)     Includes investment borrowings, policyholder account balances related to funding agreements, borrowings related to VIEs and notes payable - direct corporate obligations.

8. DERIVATIVES

We use freestanding derivatives to hedge policyholder features that themselves are derivatives embedded within certain of our annuity and life insurance products. The Company also has embedded derivatives as a result of a modified coinsurance agreement. These derivatives are summarized as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Assets:
Other invested assets:
Fixed indexed call options	$270.2	$323.5
Reinsurance receivables	(18.1)	(15.3)
Total assets	$252.1	$308.2
Liabilities:
Embedded derivatives related to fixed indexed annuities at fair value:
Policyholder account balances	$1,578.7	$1,600.6

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
Our fixed indexed annuity products provide a guaranteed minimum rate of return on the fixed fund portion of the contracts and a higher potential return on the index portion of the contract that is based on a percentage (the "participation rate") of the amount of increase in the value of a particular index, such as the Standard & Poor's 500 Index, over a specified period.  We are generally able to change the participation rate at the beginning of each index period (typically on each policy anniversary date), subject to contractual minimums.  The Company accounts for the options attributed to the policyholder for the estimated life of the contract as embedded derivatives. We are required to record the embedded derivatives related to our fixed indexed annuity products at estimated fair value. These accounting requirements often create volatility in the earnings from these products. We typically buy call options (including call spreads) referenced to the applicable indices in an effort to offset or hedge potential increases to policyholder benefits resulting from increases in the particular index to which the policy's return is linked.  The notional amount of these options was $4.8 billion and $4.5 billion at September 30, 2026 and December 31, 2025, respectively. These freestanding derivatives are not designated as hedging instruments. We carry them at estimated fair value on our consolidated balance sheet, with changes in fair value recorded within policyholder and other special-purpose portfolios on our consolidated statement of operations.

Purchases of fixed indexed call options that are used to hedge the effects of certain policyholder benefits were $159.3 million and $147.6 million during the nine months ended September 30, 2026 and 2025, respectively. Sales, which generally represent option exercises, were $309.6 million and $238.0 million, respectively, during the nine months ended September 30, 2026 and 2025.

In addition, we are required to establish an embedded derivative related to a modified coinsurance agreement pursuant to which we assume the risks of a block of health insurance business. The embedded derivative represents the mark-to-market adjustment for $69.0 million in underlying investments held by the ceding reinsurer at September 30, 2026.

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

The following table provides the pre-tax impact recognized in net income for derivative instruments, which are not designated as hedges for the periods indicated (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net investment income (loss) from policyholder and other special-purpose portfolios:
Fixed indexed call options	$0.4	$98.3	$96.9	$108.7
Total investment gains (losses):
Embedded derivative related to modified coinsurance agreement	(2.2)	0.5	(2.8)	1.8
Total revenues from derivative instruments, not designated as hedges	(1.8)	98.8	94.1	110.5
Insurance policy benefits:
Embedded derivatives related to fixed indexed annuities	(102.5)	103.4	(13.4)	150.2
Net pre-tax impact	$100.7	$(4.6)	$107.5	$(39.7)

Derivative Counterparty Risk

If the counterparties to the call options fail to meet their obligations, we may recognize a loss.  We limit our exposure to such a loss by diversifying among several counterparties believed to be strong and creditworthy.  At September 30, 2026, all of our counterparties were rated "A" or higher by S&P Global Ratings ("S&P").

The Company and its subsidiaries are parties to master netting arrangements with its counterparties related to entering into various derivative contracts.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following table summarizes information related to derivatives with master netting arrangements or collateral as of September 30, 2026 and December 31, 2025 (dollars in millions):

				Gross amounts not offset in the balance sheet
	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Non-cash collateral	Cash collateral received	Net amount
September 30, 2026:
Fixed indexed call options	$270.2	$—	$270.2	$30.5	$—	$239.7
December 31, 2025:
Fixed indexed call options	323.5	—	323.5	43.5	—	280.0

9. THIRD-PARTY REINSURANCE

Ceded premiums and other costs of ceding business to reinsurers totaled $37.9 million and $41.0 million for the three months ended September 30, 2026 and 2025, respectively, and $114.3 million and $125.3 million for the nine months ended September 30, 2026 and 2025, respectively. We deduct this cost from insurance policy income.  Reinsurance recoveries netted against insurance policy benefits totaled $93.0 million and $98.8 million for the three months ended September 30, 2026 and 2025, respectively, and $269.8 million and $277.4 million for the nine months ended September 30, 2026 and 2025, respectively.

From time to time, we assume insurance from other companies.  Any costs associated with the assumption of insurance are amortized consistent with the method used to amortize deferred acquisition costs.  Reinsurance premiums assumed totaled $3.1 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively, and $9.7 million and $10.7 million for the nine months ended September 30, 2026 and 2025, respectively. Insurance policy benefits related to reinsurance assumed totaled $6.5 million and $5.9 million for the three months ended September 30, 2026 and 2025, respectively, and $20.9 million and $17.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

During the nine months ended September 30, 2026, we generated capital losses primarily from asset sales in anticipation of executing the internal reinsurance transaction on October 1, 2026, portfolio optimization activities and from capital loss allocations from partnership investments. During the third quarter, higher interest rates reduced the level of unrealized capital gains in the insurance companies' available-for-sale fixed maturity securities portfolio that could serve as a source of taxable income to support realization of the resulting capital loss carryforwards. Based on our evaluation of all available positive and negative evidence as of September 30, 2026, management concluded that it is more likely than not that all of the deferred tax assets associated with these capital loss carryforwards will not be realized before expiration. Accordingly, we recorded a valuation allowance of $22.1 million against these deferred tax assets during the period.

We have not recorded a valuation allowance against deferred tax assets associated with unrealized losses on our available-for-sale fixed maturity securities. In evaluating the realizability of these deferred tax assets, we considered our intent and ability to hold the underlying securities until recovery or maturity, available and feasible tax planning strategies that could be implemented, if necessary, to support realization of our deferred tax asset, as well as the expected reversal of the related temporary differences and other available sources of taxable income. Our operating cash flows, capital resources and available sources of liquidity further support our ability to hold securities in an unrealized loss position until recovery or maturity without

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
the need to sell such securities to meet near-term liquidity requirements. Based on our evaluation of all available positive and negative evidence, we concluded that it is more likely than not that these deferred tax assets will be realized.

The components of income tax expense are as follows (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Current tax expense	$8.7	$16.0	$22.8	$19.5
Deferred tax expense	34.5	12.2	64.9	41.2
Total income tax expense calculated based on estimated annual effective tax rate	43.2	28.2	87.7	60.7
Income tax expense (benefit) on discrete items:
Change in valuation allowance for deferred tax assets	22.1	—	22.1	—
Goodwill and other asset impairment	—	(15.1)	—	(15.1)
Total income tax expense	$65.3	$13.1	$109.8	$45.6

A reconciliation of the U.S. statutory corporate tax rate to the estimated annual effective tax rate, reflected in the consolidated statement of operations is as follows:

	Nine months ended
	September 30,
	2026	2025
U.S. statutory corporate rate	21.0%	21.0%
Non-taxable income and nondeductible benefits, net	(2.4)	(1.0)
State taxes	1.6	2.1
Estimated annual effective tax rate calculated before discrete items	20.2%	22.1%
Impact on the estimated annual effective tax rate from discrete items:
Valuation allowance for deferred tax assets	5.1	—
Goodwill and other asset impairment	—	2.9
Estimated annual effective tax rate	25.3%	25.0%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The components of the Company's income tax assets and liabilities are summarized below (dollars in millions):

	September 30, 2026	December 31, 2025
Deferred tax assets:
Net federal operating loss carryforwards	$175.6	$205.0
Net state operating loss carryforwards	35.6	38.0
Capital loss carryforwards	22.1	11.3
Insurance liabilities	337.1	362.3
Indirect costs allocable to self-constructed real estate assets	0.9	0.9
Accumulated other comprehensive loss	430.9	310.3
Other	21.3	19.2
Gross deferred tax assets	1,023.5	947.0
Deferred tax liabilities:
Investments	(49.6)	(47.9)
Deferred acquisition costs, present value of future profits, and sales inducements	(207.0)	(187.4)
Gross deferred tax liabilities	(256.6)	(235.3)
Net deferred tax assets before valuation allowance	766.9	711.7
Valuation allowance for deferred tax assets	(22.1)	—
Net deferred tax assets	744.8	711.7
Current income taxes prepaid (accrued)	15.0	1.6
Income tax assets, net	$759.8	$713.3

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

We evaluate the need to establish a valuation allowance for our deferred income tax assets on an ongoing basis using a deferred tax valuation model. Our model is adjusted to reflect changes in our projections of future taxable income. Our estimates of future taxable income are based on evidence we consider to be objectively verifiable. Such estimates are subject to numerous risks and uncertainties and the extent to which actual impacts differ from the assumptions used in our deferred tax valuation model. Based on our assessment and excluding the previously discussed valuation allowance on capital loss carryforwards, we have concluded that it is more likely than not that our remaining net deferred tax assets of $744.8 million will be realized through future taxable earnings.

Recovery of our deferred tax asset is dependent on achieving the level of future taxable income projected in our deferred tax valuation model and failure to do so could result in the recognition of a valuation allowance in a future period.  The recognition of a valuation allowance would increase income tax expense and reduce shareholders' equity.

Section 382 of the Internal Revenue Code (the "Code") imposes limitations on a corporation's ability to use its NOLs when the company undergoes a 50 percent ownership change over a three-year period.  Future transactions and the timing of such transactions could cause an ownership change for Section 382 income tax purposes.  Such transactions may include, but are not limited to, additional repurchases under our securities repurchase program, issuances of common stock and acquisitions

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
or sales of shares of CNO stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Many of these transactions are beyond our control.  If an ownership change were to occur for purposes of Section 382, we would be required to calculate an annual restriction on the use of our NOLs to offset future taxable income.  The annual restriction would be calculated based upon the value of CNO's equity at the time of such ownership change, multiplied by a federal long-term tax exempt rate (3.77 percent at September 30, 2026), and the annual restriction could limit our ability to use a portion of our NOLs to offset future taxable income or may defer the utilization of such NOLs.  We regularly monitor ownership change (as calculated for purposes of Section 382) and, as of September 30, 2026, we were below the 50 percent ownership change level that could limit our ability to utilize our NOLs.

We have $836.1 million of federal NOLs as of September 30, 2026. Our non-life NOLs with no expiration date of $765.9 million can generally be used to offset 35 percent of life insurance company taxable income and 80 percent of non-life company taxable income. Our life NOLs with no expiration date of $70.2 million can be used to offset 80 percent of CNO Bermuda Re, Ltd. taxable income, subject to certain limitations in the Code.

We also had deferred tax assets related to NOLs for state income taxes of $35.6 million and $38.0 million at September 30, 2026 and December 31, 2025, respectively.  The related state NOLs are available to offset future state taxable income in certain states and are expected to be fully utilized prior to expiration.

The Company had a capital loss carryforward of $105.1 million and $53.7 million at September 30, 2026 and December 31, 2025, respectively. Capital loss carryforwards can be carried forward for up to five years to offset future capital gains. However, as discussed above, we recorded a full valuation allowance of $22.1 million against the tax-effected capital loss carryforward at September 30, 2026 as realization of the related deferred tax assets prior to the expiration date in 2030 is not considered more likely than not.

The Internal Revenue Service ("IRS") is currently examining the Company's consolidated federal income tax returns for tax years 2016 through 2018 and has notified the Company that tax years 2021, 2022 and 2024 will be subject to examination. The federal statute of limitations generally remains open with respect to tax years 2016 through 2025. The Company evaluates tax positions and records reserves for uncertain tax positions when appropriate. The ultimate resolution of these examinations remains subject to review by the IRS. The Company's various state income tax returns are generally open for tax years based on individual state statutes of limitation. Generally, for tax years which generate NOLs, capital losses or tax credit carryforwards, the statute remains open until the expiration of the statute of limitations for the tax year in which such carryforwards are utilized. The outcome of tax audits cannot be predicted with certainty. If the Company's tax audits are not resolved in a manner consistent with management’s expectations, the Company may be required to adjust its provision for income taxes.

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

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

11. NOTES PAYABLE – DIRECT CORPORATE OBLIGATIONS

The following notes payable were direct corporate obligations of the Company as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026	December 31, 2025
6.450% Senior Notes due June 2034	$700.0	$700.0
5.125% Subordinated Debentures due 2060	150.0	150.0
5.250% Senior Notes due May 2029	500.0	500.0
Unamortized discount on 6.450% Senior Notes due June 2034	(1.9)	(2.0)
Unamortized debt issue costs	(11.4)	(12.4)
Direct corporate obligations	$1,336.7	$1,335.6
Credit Agreement

On May 8, 2025, the Company entered into a sixth amendment and restatement agreement (the "Credit Agreement") with respect to its existing credit agreement. The $250.0 million Credit Agreement, among other things, requires the Company to maintain (each as calculated in accordance with the Credit Agreement): (i) a debt to total capitalization ratio (excluding hybrid securities, except to the extent that the aggregate amount outstanding of all such hybrid securities exceeds an amount equal to 15.0 percent of total capitalization) of not more than 35.0 percent (such ratio was 23.3 percent at September 30, 2026); and (ii) a minimum consolidated net worth of not less than the sum of (x) $2,674.0 million plus (y) 25.0 percent of the net equity proceeds received by the Company from the issuance and sale of equity interests in the Company, including the conversion of debt securities of the Company into equity interests (the Company's consolidated net worth was $3,869.5 million at September 30, 2026 compared to the minimum requirement of $2,676.3 million). The maturity date of the Credit Agreement is May 8, 2030. The Credit Agreement contains certain other restrictive covenants with which the Company must comply. The interest rate applicable to loans under the Credit Agreement is calculated as the Secured Overnight Financing Rate ("SOFR") or the base rate (as defined in the Credit Agreement), at the Company's option, plus a margin based on the Company's unsecured debt rating. The applicable margins under the Credit Agreement range from 1.125 percent to 1.750 percent, in the case of loans at the SOFR, and 0.125 percent to 0.750 percent, in the case of loans at the base rate. The commitment fee under the Credit Agreement is based on the Company's unsecured debt rating. The Credit Agreement also provides that the Company may incur up to $200 million of incremental loans (which may include new term loans), subject to conditions that are set forth therein.

As of September 30, 2026, we are in compliance with the covenants of the Credit Agreement. There were no amounts outstanding under the Credit Agreement during the nine months ended or as of September 30, 2026.

12. INVESTMENT BORROWINGS

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn Life Insurance Company ("Colonial Penn")) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow from the FHLB on a collateralized basis. As of September 30, 2026, collateralized borrowings from the FHLB totaled $3.2 billion and are classified as investment borrowings in the accompanying consolidated balance sheet.  The borrowings are collateralized by investments with an estimated fair value of $3.9 billion at September 30, 2026, which are maintained in a custodial account for the benefit of the FHLB.  Substantially all of such investments are classified as fixed maturities, available for sale, in our consolidated balance sheet. The proceeds from these borrowings were used to purchase matched variable rate fixed maturity securities with similar durations.

We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings. At September 30, 2026, the carrying value of the FHLB common stock was $140.7 million.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
The following summarizes the terms of the borrowings from the FHLB by our insurance subsidiaries (dollars in millions):

Amount	Maturity	Interest rate at
borrowed	date	September 30, 2026
$10.0	November 2026	Variable rate - 4.354%
75.0	January 2027	Variable rate - 4.109%
50.0	January 2027	Variable rate - 4.197%
50.0	January 2027	Variable rate - 4.360%
10.0	June 2027	Variable rate - 4.473%
12.5	September 2027	Variable rate - 4.406%
75.0	January 2028	Variable rate - 4.343%
134.5	January 2028	Variable rate - 4.333%
50.0	January 2028	Variable rate - 4.237%
50.0	January 2028	Variable rate - 4.252%
100.0	January 2028	Variable rate - 4.198%
100.0	February 2028	Variable rate - 4.284%
21.0	February 2028	Variable rate - 4.172%
22.0	February 2028	Variable rate - 4.255%
100.0	February 2028	Variable rate - 4.297%
27.0	July 2028	Variable rate - 4.428%
15.0	July 2028	Variable rate - 4.260%
35.0	August 2028	Variable rate - 4.270%
12.5	September 2028	Variable rate - 4.502%
42.2	May 2029	Variable rate - 4.503%
200.0	July 2029	Variable rate - 4.330%
100.0	August 2029	Variable rate - 4.233%
50.0	August 2029	Variable rate - 4.518%
75.0	August 2029	Variable rate - 4.403%
100.0	September 2029	Variable rate - 4.245%
65.5	September 2029	Variable rate - 4.378%
57.7	September 2029	Variable rate - 4.454%
50.0	April 2030	Variable rate - 4.408%
50.0	May 2030	Variable rate - 4.404%
100.0	May 2030	Variable rate - 4.395%
100.0	August 2030	Variable rate - 4.252%
50.0	August 2030	Variable rate - 4.324%
200.0	August 2030	Variable rate - 4.337%
100.0	August 2030	Variable rate - 4.283%
125.0	September 2030	Variable rate - 4.380%
50.0	January 2031	Variable rate - 4.269%
50.0	January 2031	Variable rate - 4.260%
100.0	January 2031	Variable rate- 4.378%
150.0	February 2031	Variable rate - 4.404%
100.0	February 2031	Variable rate - 4.450%
50.0	April 2031	Variable rate - 4.312%
50.0	April 2031	Variable rate - 4.302%
50.0	April 2031	Variable rate - 4.493%

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________

100.0	April 2031	Variable rate - 4.461%
5.0	May 2031	Variable rate - 4.317%
21.8	May 2031	Variable rate - 4.300%
50.0	May 2031	Variable rate - 4.381%
$3,191.7

Generally, these borrowings are pre-payable.  At September 30, 2026, the aggregate prepayment penalty on such outstanding borrowings was not material.

Interest expense of $89.5 million and $83.4 million during the nine months ended September 30, 2026 and 2025, respectively, was recognized related to total borrowings from the FHLB, reflecting higher average investment borrowings partially offset by lower interest rates on the variable rate investment borrowings during the nine months ended September 30, 2026.

13. SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2026, we repurchased 3.8 million shares of common stock for $180.0 million under our securities repurchase program (including $0.5 million of repurchases settled in the fourth quarter of 2026). The Company had remaining repurchase authority of $240.4 million as of September 30, 2026.

During the nine months ended September 30, 2026, we issued 1.0 million shares of common stock, net of shares withheld to pay tax withholdings, pursuant to employee benefit plans.

During the nine months ended September 30, 2026, dividends declared on common stock totaled $50.4 million ($0.53 per common share). In May 2026, the Company increased its quarterly common stock dividend to $0.18 per share from $0.17 per share.

Accumulated other comprehensive loss, included in shareholders' equity as of September 30, 2026 and December 31, 2025, is comprised of the following (dollars in millions):

	September 30, 2026	December 31, 2025
Net unrealized losses on investments having no allowance for credit losses (a)	$(1,366.6)	$(661.6)
Unrealized losses on investments with an allowance for credit losses	(1,862.8)	(1,193.9)
Change in discount rates for liability for future policy benefits	1,244.2	421.1
Change in instrument-specific credit risk for market risk benefits	0.7	0.9
Deferred income tax assets	438.7	318.5
Accumulated other comprehensive loss	$(1,545.8)	$(1,115.0)
________________
(a)     The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $2.7 million and $2.6 million, respectively, as of September 30, 2026. Accordingly, the net unrealized losses associated with these investments are excluded from accumulated other comprehensive loss. The amortized cost and fair value of fixed maturity securities, available for sale, for which we have elected the fair value option were $12.0 million and $13.0 million, respectively, as of December 31, 2025.

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

On October 5, 2012, plaintiffs William Jeffrey Burnett and Joe H. Camp commenced an action entitled Burnett v. Conseco Life Ins. Co. against, among others, CNO Financial Group, Inc. and CNO Services, LLC (collectively, the "CNO Entities") in the United States District Court for the Central District of California on behalf of a putative class of former interest-sensitive whole life insurance policyholders who surrendered their policies or let them lapse. Plaintiffs' first amended complaint alleges that the CNO Entities are liable under an alter ego theory for Conseco Life Insurance Company's purported breach of the optional premium payment provision (the "Optional Premium Payment") and other provisions of plaintiffs' insurance policies. In January 2018, the case was transferred to the United States District Court for the Southern District of Indiana. On August 17, 2020, the Court denied the CNO Entities' motions to dismiss. On January 13, 2021, the Court granted final approval of a class action settlement between plaintiffs and co-defendant Conseco Life Insurance Company (n/k/a Wilco Life Insurance Company). On March 25, 2022, the Court certified a Rule 23(b)(3) class of under 2,000 policyholders who invoked the policy's Optional Premium Payment prior to October 2008 and who surrendered their policies between October 7, 2008 and September 1, 2011. The Court's certification order acknowledged the existence of individualized issues of causation and damages, which the Court stated could be addressed in individualized proceedings following a class trial on the alter ego allegations and the meaning of the subject insurance policy language. A three-day jury trial on causation and damages as to the two class representatives commenced on June 16, 2025, and the jury returned a verdict in favor of the class representatives on June 18, 2025 for approximately $0.2 million collectively. That verdict was notional and contingent and had no preclusive effect on any follow on trials by absent class members in terms of causation and damages. The class representatives' ability to collect any damages from the CNO Entities depended on the outcome of a bench trial on alter ego liability, which was held between August 26 to September 2, 2025. On September 30, 2026, the Court issued its post-trial findings of fact and conclusions of law, rejecting plaintiffs’ alter ego claim and holding the class is not entitled to the extraordinary equitable remedy of alter ego liability and that the CNO Entities are entitled to judgment as a matter of law. That same day, the Court entered final judgment in favor of the CNO Entities and against the class representatives and all members of the certified class, ordering that the plaintiff class shall take nothing against the CNO Entities and terminating the action. On October 26, 2026, plaintiffs filed a notice of appeal related to the Court's final judgment, bifurcation, and class certification rulings. The CNO Entities will continue to vigorously defend the case on appeal.

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

15. CONSOLIDATED STATEMENT OF CASH FLOWS

The following reconciles net income to net cash from operating activities (dollars in millions):

	Nine months ended
	September 30,
	2026	2025
Net income	$324.7	$136.4
Adjustments to reconcile net income to net cash from operating activities:
Amortization and depreciation	252.3	236.7
Income taxes	73.5	36.1
Insurance liabilities	357.1	461.4
Accrual, amortization and fair value changes included in investment income	(183.5)	(174.5)
Deferral of policy acquisition costs and sales inducements	(387.0)	(377.8)
Net investment losses	102.1	28.2
Gain on extinguishment of borrowings related to variable interest entities	—	(1.5)
Goodwill and other asset impairment	—	96.7
Other, net (a)	8.2	38.3
Net cash from operating activities	$547.4	$480.0
________________
(a)    Primarily relates to changes in other assets and liabilities related to the timing of payments and receipts.

Other non-cash items not reflected in the investing and financing activities sections of the consolidated statement of cash flows (dollars in millions):

	Nine months ended
	September 30,
	2026	2025
Stock options, restricted stock, performance units, and Employee Stock Purchase Program	$25.9	$20.4

16. INVESTMENTS IN VARIABLE INTEREST ENTITIES

We have concluded that we are the primary beneficiary with respect to certain VIEs, which are consolidated in our financial statements.  In consolidating the VIEs, we consistently use the financial information most recently distributed to investors in the VIE.

CNO FINANCIAL GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)
___________________
All of our consolidated VIEs are collateralized loan trusts that were established to issue securities to finance the purchase of commercial bank loans and other permitted investments.  The assets held by the trusts are legally isolated and not available to the Company.  The liabilities of the VIEs are expected to be satisfied from the cash flows generated by the underlying loans held by the trusts, not from the assets of the Company.  The Company has no financial obligation to the VIEs beyond its investment of $112.5 million.

Interest expense of $11.7 million and $19.4 million for the nine months ended September 30, 2026 and 2025, respectively, was recognized related to total borrowings related to the VIEs.

Certain of our subsidiaries are note holders of the VIEs.  Another subsidiary of the Company is the investment manager for the VIEs.  As such, it has the power to direct the most significant activities of the VIEs which materially impacts the economic performance of the VIEs.

The following tables provide supplemental information about the assets and liabilities of the VIEs, which have been consolidated in accordance with authoritative guidance (dollars in millions):

	September 30, 2026	December 31, 2025
Assets:
Investments held by variable interest entities	$307.8	$293.0
Cash and cash equivalents held by variable interest entities	12.0	27.4
Accrued investment income	1.0	1.0
Income tax assets, net	16.9	16.0
Other assets	—	0.4
Total assets	$337.7	$337.8
Liabilities:
Other liabilities	$3.4	$15.8
Borrowings related to variable interest entities	285.0	274.4
Total liabilities	$288.4	$290.2

The investment portfolios held by the VIEs are primarily comprised of commercial bank loans to corporate obligors which are almost entirely rated below-investment grade.  At September 30, 2026, such loans had an amortized cost of $311.4 million; gross unrealized gains of $0.4 million; gross unrealized losses of $2.5 million; allowance for credit losses of $1.5 million; and an estimated fair value of $307.8 million.

The following table summarizes changes in the allowance for credit losses related to corporate securities held by VIEs (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Allowance at the beginning of the period	$1.6	$2.3	$0.6	$1.3
Additions for securities for which credit losses were not previously recorded	0.2	0.2	1.1	1.3
Additions (reductions) for securities where an allowance was previously recorded	(0.3)	—	(0.1)	1.4
Reductions for securities disposed during the period	—	(2.0)	(0.1)	(3.5)
Allowance at the end of the period	$1.5	$0.5	$1.5	$0.5

The following table sets forth the amortized cost and estimated fair value of the investments held by the VIEs at September 30, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due after one year through five years	$155.3	$152.4
Due after five years through ten years	156.1	155.4
Total	$311.4	$307.8

During the nine months ended September 30, 2026, the VIEs recognized net investment losses of $2.0 million, which were comprised of: (i) $1.1 million of net losses from the sales of fixed maturities and (ii) an increase in the allowance for credit losses of $0.9 million. Such net realized losses included gross realized losses of $1.1 million from the sale of $15.3 million of investments.

During the nine months ended September 30, 2025, the VIEs recognized net investment losses of $6.1 million which were comprised of: (i) $6.9 million of net losses from the sales of fixed maturities and (ii) a decrease in the allowance for credit losses of $0.8 million. Such net realized losses included gross realized losses of $7.3 million from the sale of $88.2 million of investments.

At September 30, 2026, there were no fixed maturity investments held by the VIEs in default.

At September 30, 2026, the VIEs held: (i) investments (for which an allowance for credit losses has not been recorded) with a fair value of $83.3 million and gross unrealized losses not deemed to have credit losses of $0.6 million that had been in an unrealized loss position for less than twelve months, and (ii) investments (for which an allowance for credit losses has not been recorded) with a fair value of $77.4 million and gross unrealized losses of $0.8 million that had been in an unrealized loss position for greater than twelve months.

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

At September 30, 2026, we held investments of $848.0 million in various limited partnerships and limited liability companies, in which we are not the primary beneficiary. These investments are included within other invested assets on the consolidated balance sheet and typically reported to us one quarter in arrears. At September 30, 2026, we had unfunded commitments to these partnerships totaling $760.2 million.  Our maximum exposure to loss on these investments is limited to the amount of our investment and any unfunded commitments.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In this section, we review the consolidated financial condition of CNO as of September 30, 2026, and its consolidated results of operations for the nine months ended September 30, 2026 and 2025, and, where appropriate, factors that may affect future financial performance. Please read this discussion in conjunction with the accompanying consolidated financial statements and notes. Results for interim periods are not necessarily indicative of the results that may be expected for a full year.

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

Expenses not allocated to product lines primarily include the expenses of our corporate operations, excluding interest expense on debt.

The following summarizes our earnings for the three and nine months ended September 30, 2026 and 2025 (dollars in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Insurance product margin
Annuity margin	$87.9	$72.9	$207.0	$182.2
Health margin	149.1	157.0	428.9	417.2
Life margin	96.0	70.6	233.0	202.4
Total insurance product margin	333.0	300.5	868.9	801.8
Allocated expenses	(161.0)	(151.0)	(473.8)	(461.6)
Income from insurance products	172.0	149.5	395.1	340.2
Fee income	(1.1)	(3.9)	8.3	(3.9)
Investment income not allocated to product lines	68.1	39.5	159.2	111.3
Expenses not allocated to product lines	(18.8)	(22.3)	(61.5)	(67.9)
Operating earnings before taxes	220.2	162.8	501.1	379.7
Income tax expense on operating income	(41.1)	(35.6)	(101.2)	(83.9)
Net operating income (a)	179.1	127.2	399.9	295.8
Net realized investment losses from disposals, impairments and change in allowance for credit losses	(48.3)	(8.8)	(77.1)	(43.8)
Net change in market value of investments recognized in earnings	(16.4)	5.8	(25.0)	15.6
Fair value changes related to agent deferred compensation plan	10.0	—	10.0	—
Changes in fair value of embedded derivative liabilities and market risk benefits	69.7	(18.1)	61.9	(62.5)
Expenses related to TechMod initiative	(10.1)	(7.2)	(33.5)	(10.4)
Goodwill and other asset impairment	—	(96.7)	—	(96.7)
Net loss related to divested business	—	—	(3.0)	—
Other	1.3	(1.6)	0.1	0.1
Net non-operating income (loss) before taxes	6.2	(126.6)	(66.6)	(197.7)

Income tax (expense) benefit:
On non-operating income (loss)	(2.1)	22.5	13.5	38.3
Valuation allowance for deferred tax assets	(22.1)	—	(22.1)	—
Net non-operating loss	(18.0)	(104.1)	(75.2)	(159.4)
Net income	$161.1	$23.1	$324.7	$136.4
Per diluted share
Net operating income	$1.90	$1.29	$4.20	$2.94
Net non-operating loss	(0.19)	(1.05)	(0.79)	(1.58)
Net income	$1.71	$0.24	$3.41	$1.36
____________
(a)Management believes that an analysis of net income applicable to common stock before the following items (each net of tax, except as noted) is important to evaluate the financial performance of the Company, and is a key measure commonly used in the life insurance industry: (i) net realized investment gains or losses from disposals, impairments and the change in allowance for credit losses; (ii) net change in market value of investments recognized in earnings; (iii) changes in fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities; (iv) fair value changes related to the agent deferred compensation plan; (v) gains or losses related to material reinsurance transactions; (vi) loss on extinguishment of debt; (vii) changes in the valuation allowance for deferred tax assets and other tax items; (viii) costs related to our project to modernize certain elements of our technology ("TechMod") that are incremental to our normal spend and will not recur following implementation; (ix) goodwill and other asset impairment expenses; (x) gains or losses related to divested business; and (xi) other non-operating items including earnings attributable to variable interest entities (collectively, "net operating income," a non-GAAP financial measure). The income tax expense or benefit allocated to the items included in net non-operating income (loss) represents the current and deferred income tax expense or benefit allocated to the items included in non-operating earnings. Management believes this information provides a better understanding of the business and a more meaningful analysis of results of our insurance product lines. The table above reconciles the non-GAAP measure to the corresponding GAAP measure.

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

GOVERNMENTAL REGULATION

Refer to "Governmental Regulation" in our 2025 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 for information on our insurance and other governmental regulatory matters, other than those amended or supplemented here.

Risk-Based Capital

NAIC developments related to the RBC framework are described below.

•Interest Maintenance Reserve ("IMR"). Interpretation 23-01, Net Negative (Disallowed) Interest Maintenance Reserve, the NAIC's interim statutory accounting guidance, was extended from December 31, 2026 through December 31, 2027. The NAIC is continuing to develop a long-term solution for the accounting treatment of negative IMR.

•RBC Revisions. The NAIC has been assessing the RBC treatment of collateralized loan obligations ("CLOs") and in August 2026 it adopted a proposal which incorporates the American Academy of Actuaries modeled C-1 (asset risk) factors for CLOs, collateralized bond obligations, and collateralized debt obligations into the NAIC’s Life and Fraternal Risk-Based Capital Blanks, Instructions, and Formula, effective for year-end 2026. As a result, the NAIC is considering revisions to the Purposes and Procedures Manual (the "P&P Manual") to clarify that NAIC Designations for CLOs with eligible ratings will continue to be applied through the filing exempt process, while the NAIC’s Structured Securities Group ("SSG") would be permitted to assign NAIC Designations to CLOs that do not qualify for filing exemption based on ratings. The new RBC factors adopted for CLOs in June 2026 will not have a material impact to our RBC.

•RBC Task Force. In August 2026, the NAIC adopted revisions to the Preamble to the RBC Forecasting and Instructions to align with “Guiding Principles” that were adopted by the Risk-Based Capital Model Governance (EX) Task Force in December 2025 that address the purpose and use of, and standards for maintaining and updating, RBC.

NAIC

In August 2026, the NAIC adopted additional revisions to the Life and Fraternal RBC Blanks, Instructions and Formula to modify the RBC charge for collateral loans by creating a “look-through” approach that considers the quality of the underlying collateral rather than the loan itself, effective for year-end 2027 reporting. The adopted methodology requires independent verification of the collateral’s fair value.

Actuarial Guideline for Reinsurance Asset Adequacy Testing

In August 2026, in response to regulator review of disclosure submitted pursuant to AG 55, the NAIC Financial Condition (E) Committee proposed to develop alignment of the life risk-based capital reinsurance credit-risk methodology with the property and casualty risk-based capital approach to account for reinsurers with lower financial strength ratings. These changes are expected to be prioritized for year-end 2027 implementation.
CRITICAL ACCOUNTING ESTIMATES

Refer to "Critical Accounting Estimates" in our 2025 Annual Report on Form 10-K for information on our other accounting policies that we consider critical in preparing our consolidated financial statements.

RESULTS OF OPERATIONS

The following tables and narratives summarize the operating results of our segments (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Insurance product margin
Annuity:
Insurance policy income	$9.7	$10.7	$28.6	$28.9
Net investment income	168.0	157.7	492.9	461.0
Insurance policy benefits	19.8	6.2	(0.8)	(14.1)
Interest credited	(79.5)	(75.4)	(227.0)	(217.1)
Amortization and non-deferred commissions (a)	(30.1)	(26.3)	(86.7)	(76.5)
Annuity margin	87.9	72.9	207.0	182.2
Health:
Insurance policy income	444.0	416.0	1,312.4	1,240.5
Net investment income	76.1	75.4	226.4	226.4
Insurance policy benefits	(327.5)	(293.3)	(981.0)	(926.9)
Amortization and non-deferred commissions (a)	(43.5)	(41.1)	(128.9)	(122.8)
Health margin	149.1	157.0	428.9	417.2
Life:
Insurance policy income	234.5	231.7	701.3	691.0
Net investment income	38.5	37.8	114.9	113.2
Insurance policy benefits	(116.5)	(142.6)	(399.2)	(425.2)
Interest credited	(14.0)	(13.2)	(41.9)	(40.0)
Amortization and non-deferred commissions (a)	(30.9)	(28.3)	(90.7)	(81.9)
Advertising expense	(15.6)	(14.8)	(51.4)	(54.7)
Life margin	96.0	70.6	233.0	202.4
Total insurance product margin	333.0	300.5	868.9	801.8
Allocated expenses:
Branch office expenses	(18.7)	(17.7)	(55.5)	(54.3)
Other allocated expenses	(142.3)	(133.3)	(418.3)	(407.3)
Income from insurance products	172.0	149.5	395.1	340.2
Fee income	(1.1)	(3.9)	8.3	(3.9)
Investment income not allocated to product lines	68.1	39.5	159.2	111.3
Expenses not allocated to product lines	(18.8)	(22.3)	(61.5)	(67.9)
Operating earnings before taxes	220.2	162.8	501.1	379.7
Income tax expense on operating income	(41.1)	(35.6)	(101.2)	(83.9)
Net operating income	$179.1	$127.2	$399.9	$295.8
____________
(a)Amortization and non-deferred commissions are comprised of: (i) the amortization of deferred acquisition costs, present value of future profits, and sales inducements; and (ii) commission expenses that are not directly related to the successful acquisition of new or renewal insurance contracts and, therefore, are not eligible to be deferred. Such non-deferred commissions are included in other operating costs and expenses on the consolidated statement of operations.

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

In the third quarter of 2026, we performed our comprehensive annual actuarial review, resulting in a net favorable impact of $36.0 million to net income, including a net favorable impact of $56.3 million to insurance product margins included in pre-tax operating income. In connection with our comprehensive annual actuarial review, the most significant assumption changes were:
•Fixed indexed annuities - We increased surrender rates and lengthened the time to assumed election of guaranteed living withdrawal benefit ("GLWB") benefits. We increased GLWB excess withdrawal assumption on policies that have elected the benefit.
•Supplemental health - We decreased morbidity assumptions on certain blocks.
•Medicare supplement - We increased morbidity assumptions and updated rate increase assumptions.
•Long-term care - We decreased morbidity assumptions.
•Traditional life - We decreased mortality assumptions.

In addition, the comprehensive annual actuarial review unfavorably impacted pre-tax non-operating income by $11.2 million related to changes in the fair value of embedded derivative liabilities on our fixed indexed annuities.

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

The following table summarizes the impact to pre-tax operating earnings from our comprehensive annual actuarial review for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

Line of Business	September 30, 2026	September 30, 2025

Fixed indexed annuities	$21.2	$13.8
Fixed interest annuities	(0.7)	—
Other annuities	—	2.8
Supplemental health	16.2	24.8
Medicare supplement	(26.7)	(9.2)
Long-term care	18.3	5.5
Interest sensitive life	2.4	2.8
Traditional life	25.6	0.8
Impact on pre-tax operating earnings	$56.3	$41.3

Summary of Operating Results: Net operating income was $179.1 million in the third quarter of 2026 compared to $127.2 million in the third quarter of 2025, and was $399.9 million in the first nine months of 2026 compared to $295.8 million in the first nine months of 2025. Net operating income, excluding significant items, was $134.2 million in the third quarter of 2026 compared to $95.0 million in the third quarter of 2025, and was $355.0 million in the first nine months of 2026 compared to $258.3 million in the first nine months of 2025. Significant items include the impacts of our comprehensive annual actuarial reviews and a favorable impact from a model refinement on traditional life reserves of $6.8 million in the first quarter of 2025.

Return on equity ("ROE") is equal to the trailing four quarters of net income divided by average shareholders' equity. As of September 30, 2026, our ROE was 16.4 percent compared to 12.5 percent as of September 30, 2025. Operating ROE (a non-GAAP measure) is equal to the trailing four quarters of net operating income divided by average shareholders' equity, excluding accumulated other comprehensive income (loss) and net operating loss carryforwards. As of September 30, 2026, our operating ROE, excluding significant items, was 14.1 percent compared to 11.2 percent as of September 30, 2025. Management believes this non-GAAP measure is useful because it removes the volatility that arises from changes in accumulated other comprehensive loss. Such volatility is often caused by changes in the estimated fair value of our investment portfolio resulting from changes in general market interest rates rather than the business decisions made by management. In addition, our equity includes the value of significant net operating loss carryforwards (included in income tax assets on our consolidated balance sheet). In accordance with GAAP, these assets are not discounted, and accordingly will not provide a return to shareholders until after they are realized as a reduction to taxes that would otherwise be paid. Management believes that excluding this value from the equity component of this measure enhances the understanding of the effect these non-discounted assets have on operating returns and the comparability of these measures from period to period. However, this non-GAAP measure does not replace the corresponding GAAP measure.

Insurance product margin was $333.0 million in the third quarter of 2026 compared to $300.5 million in the third quarter of 2025, and was $868.9 million in the first nine months of 2026 compared to $801.8 million in the first nine months of 2025. Excluding significant items primarily related to our comprehensive annual actuarial review, the insurance product margin was $276.7 million in the third quarter of 2026, compared to $259.2 million in the third quarter of 2025, and was $812.6 million for the first nine months of 2026, compared to $753.7 million in the first nine months of 2025. Total net investment income (comprised of investment income allocated and not allocated to products) increased 13 percent to $350.7 million in the third quarter of 2026 as compared to $310.4 million in the third quarter of 2025, and 9 percent to $993.4 million in the first nine months of 2026 compared to $911.9 million in the first nine months of 2025 as a result of growth in the business, higher alternative investment income and increased income from FHLB and FABN programs. Fluctuations by product line and investment income not allocated to products are discussed in greater detail in the narratives that follow.

The estimated annual effective tax rate for the nine months ended September 30, 2026 was 25.3 percent, reflecting a valuation allowance against deferred taxes as discussed in the non-operating income narratives. The operating income effective tax rate was 20.2 percent.

Total allocated and unallocated expenses are summarized in the table below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Expenses allocated to product lines	$161.0	$151.0	$473.8	$461.6
Expenses not allocated to product lines	18.8	22.3	61.5	67.9
Adjusted total	$179.8	$173.3	$535.3	$529.5

Total allocated and unallocated expenses in the first three and nine months of 2026 were up 3.8 percent and 1.1 percent, respectively, as compared to the same periods in the prior year and were in line with our expectations. Our expense ratio was 18.6 percent and 19.2 percent for the nine months ended September 30, 2026 and 2025, respectively. The expense ratio is defined as total allocated and unallocated expenses (excluding any significant items) divided by the sum of insurance policy income and net investment income allocated to products.

The fee income segment is summarized below (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Consumer Division fee income:
Fee revenue	$14.4	$26.2	$75.7	$92.3
Operating costs and expenses	(15.5)	(23.5)	(67.4)	(77.9)
Net Consumer Division fee income (loss)	(1.1)	2.7	8.3	14.4
Worksite Division fee income:
Fee revenue	—	6.8	—	21.6
Operating costs and expenses	—	(13.4)	—	(39.9)
Net Worksite Division fee loss	—	(6.6)	—	(18.3)
Total fee income segment:
Fee revenue	14.4	33.0	75.7	113.9
Operating costs and expenses	(15.5)	(36.9)	(67.4)	(117.8)
Net fee income (loss)	$(1.1)	$(3.9)	$8.3	$(3.9)

Net Consumer Division fee income decreased from income of $2.7 million in the third quarter of 2025 to a loss of $1.1 million in the third quarter of 2026 primarily due to updated Medicare Advantage assumptions. The updated assumptions (previously updated in fourth quarter of 2025) primarily reflect lower persistency and offsetting revenue and expense assumptions resulting in an unfavorable impact to income of $3.0 million ($13.0 million of revenue, offset by $10.0 million of expense). In addition, Medicare Advantage sales have decreased 7.9 percent and 17.6 percent in the third quarter and the first nine months of 2026, respectively, compared to the same periods in 2025, resulting from a continued shift in customer preference towards Medicare supplement products. Broker-dealer revenue has increased $3.6 million and $9.0 million in the third quarter and the first nine months of 2026, respectively, compared to the same periods in 2025 on relatively flat income over the same periods driven by an increase in client assets. Beginning in the fourth quarter of 2025, as a result of exiting the fee services business within our Worksite Division, the net results of this business have been reflected within non-operating income. The exit of this business was substantially complete as of June 30, 2026.

Margin from Annuity Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Annuity margin:
Fixed indexed annuities
Insurance policy income	$8.3	$6.8	$22.3	$20.7
Net investment income	141.3	130.4	412.8	379.1
Insurance policy benefits	19.4	8.8	8.5	(1.7)
Interest credited	(67.1)	(62.1)	(190.3)	(178.6)
Amortization and non-deferred commissions	(27.3)	(24.2)	(79.3)	(69.9)
Margin from fixed indexed annuities	$74.6	$59.7	$174.0	$149.6
Average net insurance liabilities	$11,700.9	$10,759.3	$11,373.8	$10,462.8
Margin/average net insurance liabilities	2.55%	2.22%	2.04%	1.91%
Fixed interest annuities
Insurance policy income	$1.2	$0.8	$1.7	$1.5
Net investment income	21.4	21.8	64.1	65.2
Insurance policy benefits	0.4	0.5	(0.1)	0.6
Interest credited	(11.8)	(12.5)	(35.1)	(36.4)
Amortization and non-deferred commissions	(2.7)	(2.1)	(7.0)	(6.3)
Margin from fixed interest annuities	$8.5	$8.5	$23.6	$24.6
Average net insurance liabilities	$1,561.5	$1,587.4	$1,570.1	$1,592.9
Margin/average net insurance liabilities	2.18%	2.14%	2.00%	2.06%
Other annuities
Insurance policy income	$0.2	$3.0	$4.6	$6.7
Net investment income	5.3	5.6	16	16.7
Insurance policy benefits	—	(3.0)	(9.2)	(13.0)
Interest credited	(0.6)	(0.9)	(1.6)	(2.1)
Amortization and non-deferred commissions	(0.1)	—	(0.4)	(0.3)
Margin from other annuities	$4.8	$4.7	$9.4	$8.0
Average net insurance liabilities	$375.1	$395.2	$382.2	$398.6
Margin/average net insurance liabilities	5.12%	4.76%	3.28%	2.68%
Total annuity margin	$87.9	$72.9	$207.0	$182.2
Average net insurance liabilities	$13,637.5	$12,741.9	$13,326.1	$12,454.3
Margin/average net insurance liabilities	2.58%	2.29%	2.07%	1.95%

Margin from fixed indexed annuities increased $14.9 million in the third quarter of 2026 compared to the third quarter of 2025, and $24.4 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net favorable impacts of the annual actuarial reviews previously discussed, increased $7.5 million in the third quarter of 2026 compared to the third quarter of 2025 and $17.0 million in the first nine months of 2026 compared to the first nine months of 2025. The increase in adjusted margin was due to increased spread income and lower insurance policy benefits, partially offset by higher amortization from growth in the block. Spread income has increased due to growth in the block. Average net insurance liabilities (policyholder account balances less: (i) amounts related to reinsured business; (ii) deferred acquisition costs; (iii) present value of future profits; and (iv) the value of unexpired options credited to insurance liabilities) were $11,700.9 million and $10,759.3 million in the third quarters of 2026 and 2025, respectively, and $11,373.8 million and $10,462.8 million in the first nine months of 2026 and 2025, respectively, driven by deposits and reinvested returns in excess of withdrawals. The increase in net insurance liabilities results in higher net investment income allocated. The earned yield was 4.83 percent in the third quarter of 2026, down from 4.85 percent in the third quarter of 2025, and was 4.84 percent in the first nine months of 2026 up from 4.83 percent in the first nine months of 2025.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed annuity products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $0.0 million and $(89.4 million) in the third quarters of 2026 and 2025, respectively, and were $88.1 million and $96.3 million in the first nine months of 2026 and 2025, respectively.

Margin from fixed interest annuities was flat in the third quarter of 2026 compared to the third quarter of 2025, and decreased $1.0 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net unfavorable impacts of the annual actuarial reviews previously discussed, increased $0.7 million in the third quarter of 2026 compared to the third quarter of 2025 and decreased $0.3 million in the first nine months of 2026 compared to the first nine months of 2025. Average net insurance liabilities were $1,561.5 million in the third quarter of 2026 compared to $1,587.4 million in the third quarter of 2025, and were $1,570.1 million in the first nine months of 2026 compared to $1,592.9 million in the first nine months of 2025, driven by withdrawals in excess of deposits and reinvested returns. The decrease in investment income results from the decrease in the average net insurance liabilities and the slight decrease in the earned yield. The earned yield was 5.48 percent and 5.49 percent in the third quarter of 2026 and 2025, respectively, and was 5.44 percent in the first nine months of 2026, down from 5.46 percent in the first nine months of 2025.

Margin from other annuities increased $0.1 million in the third quarter of 2026 compared to the third quarter of 2025, and increased $1.4 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net favorable impacts of the annual actuarial reviews previously discussed, increased $2.9 million in the third quarter of 2026 compared to the third quarter of 2025 and increased $4.2 million in the first nine months of 2026 compared to the first nine months of 2025. The adjusted margin on this relatively small block of business is sensitive to annuitant mortality related to contracts with life contingencies. An increase in mortality in this block will result in a decrease in insurance liabilities and insurance policy benefits. In the second and third quarters of 2026, we experienced higher annuitant mortality on a few larger policies in a closed block of payout annuities, which reduced insurance policy benefits.

Margin from Health Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Health margin:
Supplemental health
Insurance policy income	$191.8	$186.5	$572.7	$556.6
Net investment income	42.0	40.2	124.6	120.5
Insurance policy benefits	(115.5)	(101.6)	(380.0)	(361.9)
Amortization and non-deferred commissions	(29.3)	(28.0)	(87.0)	(83.9)
Margin from supplemental health	$89.0	$97.1	$230.3	$231.3
Margin/insurance policy income	46%	52%	40%	42%
Medicare supplement
Insurance policy income	$174.3	$156.5	$509.9	$468.7
Net investment income	1.0	1.2	3.1	3.6
Insurance policy benefits	(162.4)	(127.2)	(421.2)	(366.7)
Amortization and non-deferred commissions	(9.7)	(9.3)	(29.0)	(28.1)
Margin from Medicare supplement	$3.2	$21.2	$62.8	$77.5
Margin/insurance policy income	2%	14%	12%	17%
Long-term care
Insurance policy income	$77.9	$73.0	$229.8	$215.2
Net investment income	33.1	34.0	98.7	102.3
Insurance policy benefits	(49.6)	(64.5)	(179.8)	(198.3)
Amortization and non-deferred commissions	(4.5)	(3.8)	(12.9)	(10.8)
Margin from long-term care	$56.9	$38.7	$135.8	$108.4
Margin/insurance policy income	73%	53%	59%	50%
Total health margin	$149.1	$157.0	$428.9	$417.2
Margin/insurance policy income	34%	38%	33%	34%

Margin from supplemental health business decreased $8.1 million in the third quarter of 2026 compared to the third quarter of 2025, and $1.0 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net favorable impacts of the annual actuarial reviews previously discussed, increased $0.5 million in the third quarter of 2026 compared to the third quarter of 2025 and $7.6 million in the first nine months of 2026 compared to the first nine months of 2025. The adjusted margins reflect growth in the business offset by less favorable morbidity in the third quarter of 2026. Morbidity remained flat for the first nine months of 2026 compared to the first nine months of 2025. The adjusted margin as a percentage of insurance policy income was 38 percent in the third quarter of 2026 compared to 39 percent in the prior year period, and was 37 percent in the first nine months of 2026 and 2025.

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

Margin from Medicare supplement business decreased $18.0 million in the third quarter of 2026 compared to the third quarter of 2025, and $14.7 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net unfavorable impacts of the annual actuarial reviews previously discussed, decreased $0.5 million in the third quarter of 2026 compared to the third quarter of 2025 and increased $2.8 million in the first nine months of 2026 compared to the first nine months of 2025. The adjusted margin as a percentage of insurance policy income was 17 percent in the third quarter of 2026 compared to 19 percent in the prior year period, and was 18 percent in the first nine months of 2026 compared to 19 percent in the first nine months of 2025. The adjusted margins reflect growth in the block and the implementation of larger rate increases in 2026. In addition, morbidity was higher in the third quarter of 2026 offset by lower morbidity in the first six months of 2026 as compared to the same periods in 2025. We are able to re-rate our Medicare Supplement business annually. Each year we review experience and regulatory requirements to arrive at appropriate rate actions.

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

Margin from Long-term care products increased $18.2 million in the third quarter of 2026 compared to the third quarter of 2025, and $27.4 million in the first nine months of 2026 when compared to the first nine months of 2025. The margin, excluding the net favorable impacts of the annual actuarial reviews previously discussed, increased $5.4 million in the third quarter of 2026 compared to the third quarter of 2025 and $14.6 million in the first nine months of 2026 compared to the first nine months of 2025. The adjusted margin as a percentage of insurance policy income was 50 percent in the third quarter of 2026 compared to 45 percent in the third quarter of 2025, and was 51 percent in the first nine months of 2026 compared to 48 percent in the first nine months of 2025. The increase in adjusted margin in the third quarter and the first nine months of 2026 is primarily due to lower morbidity and growth in the business from sales of our short duration Long-Term Care Fundamental product. The average benefit period for policies sold in the third quarter of 2026 is 13 months and 99 percent are policies with two years or less in benefits. In addition, effective October 1, 2024, we retain 100 percent of our long-term care new business as we discontinued ceding 25 percent of long-term care new business under a reinsurance agreement (this did not impact the inforce business that we previously ceded). As a result, margins have increased since October 2024 and we expect them to continue to grow in future years as earnings emerge from the sales.

Margin from Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Life margin:
Interest-sensitive life
Insurance policy income	$50.3	$48.4	$149.8	$144.5
Net investment income	14.5	14.0	43.0	41.8
Insurance policy benefits	(19.3)	(20.2)	(58.3)	(60.8)
Interest credited	(13.9)	(13.1)	(41.5)	(39.7)
Amortization and non-deferred commissions	(6.2)	(5.6)	(18.4)	(16.3)
Margin from interest-sensitive life	$25.4	$23.5	$74.6	$69.5
Average net insurance liabilities	$1,156.9	$1,126.7	$1,145.3	$1,109.9
Interest margin	$0.6	$0.9	$1.5	$2.1
Interest margin/average net insurance liabilities	0.21%	0.32%	0.17%	0.25%
Underwriting margin	$24.8	$22.6	$73.1	$67.4
Underwriting margin/insurance policy income	49%	47%	49%	47%
Traditional life
Insurance policy income	$184.2	$183.3	$551.5	$546.5
Net investment income	24.0	23.8	71.9	71.4
Insurance policy benefits	(97.2)	(122.4)	(340.9)	(364.4)
Interest credited	(0.1)	(0.1)	(0.4)	(0.3)
Amortization and non-deferred commissions	(24.7)	(22.7)	(72.3)	(65.6)
Advertising expense	(15.6)	(14.8)	(51.4)	(54.7)
Margin from traditional life	$70.6	$47.1	$158.4	$132.9
Margin/insurance policy income	38%	26%	29%	24%
Margin excluding advertising expense/insurance policy income	47%	34%	38%	34%
Total life margin	$96.0	$70.6	$233.0	$202.4

Margin from interest-sensitive life business increased $1.9 million in the third quarter of 2026 compared to the third quarter of 2025, and $5.1 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net favorable impacts of the annual actuarial reviews previously discussed, increased $2.3 million in the third quarter of 2026 compared to the third quarter of 2025, and $5.5 million in the first nine months of 2026 compared to the first nine months of 2025. The increases in adjusted margins in 2026, as compared to the same periods in 2025 reflect lower insurance policy benefits and higher insurance policy income from modest growth in the block.

The interest margin was $0.6 million in the third quarter of 2026, compared to $0.9 million in the third quarter of 2025, and was $1.5 million in the first nine months of 2026, compared to $2.1 million in the first nine months of 2025. The earned yield was 5.01 percent and 4.97 percent in the third quarter of 2026 and 2025, respectively, and 5.01 percent and 5.02 percent in the first nine months of 2026 and 2025, respectively. Interest credited to policyholders may be changed annually but is subject to minimum guaranteed rates and, as a result, any reduction in our earned rate may not be fully reflected in the rate credited to policyholders.

Net investment income and interest credited exclude the change in market values of the underlying options supporting the fixed indexed life products and corresponding offsetting amount credited to policyholder account balances. Such amounts were $1.1 million and $8.8 million in the third quarter of 2026 and 2025, respectively, and were $10.3 million and $11.2 million in the first nine months of 2026 and 2025, respectively.

Margin from traditional life business increased $23.5 million in the third quarter of 2026 compared to the third quarter of 2025, and $25.5 million in the first nine months of 2026 compared to the first nine months of 2025. The margin, excluding the net favorable impacts of the annual actuarial reviews previously discussed and a model refinement related to traditional life reserves, which increased margins $6.8 million in the first quarter of 2025, decreased $1.3 million in the third quarter of 2026 compared to the third quarter of 2025 and increased $7.5 million in the first nine months of 2026 compared to the first nine months of 2025. The adjusted margins reflect modest growth in the block. In addition, the decrease in the adjusted margin in the third quarter of 2026 is primarily due to higher advertising expense. The increase in the adjusted margin in the first nine months of 2026 is primarily due to lower advertising expense and lower mortality.

Advertising expense increased $0.8 million in the third quarter of 2026 compared to the comparable period in 2025, and decreased $3.3 million in the first nine months of 2026 compared to the comparable period in 2025. We are disciplined with our marketing expenditures and will increase or decrease our marketing spend depending on the current economics of the purchase or other factors, including the effectiveness of advertising spend. In addition, we consider effective advertising alternatives, including web, digital, and commission based third-party distribution channels.

Collected Premiums From Annuity and Interest-Sensitive Life Products (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Annuities	$514.0	$472.5	$1,483.8	$1,435.0
Interest-sensitive life	65.8	64.4	198.8	190.9
Total collected premiums from annuity and interest-sensitive life products	$579.8	$536.9	$1,682.6	$1,625.9

Collected premiums from annuity and interest-sensitive products increased 8.0 percent in the third quarter of 2026 compared to the third quarter of 2025 primarily due to higher premium collections from fixed indexed annuities and increased 3.5 percent in the first nine months of 2026 compared to first nine months of 2025 due to higher premium collections from both fixed indexed annuity and interest-sensitive life products partially offset by lower premium collections from fixed interest annuities.

Investment Income Not Allocated to Product Lines (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment income not allocated:
Excluding variable components:
From general account assets	$24.3	$20.6	$71.2	$72.7
Other investment income	1.9	1.8	8.1	19.3
Spread income:
FHLB program:
Investment income	46.6	40.6	126.1	112.6
Interest expense (a)	(33.3)	(29.7)	(89.5)	(83.4)
Net spread income on FHLB program	13.3	10.9	36.6	29.2
FABN program:
Investment income	52.3	37.6	148.1	108.8
Expenses (a)(b)	(40.7)	(29.1)	(114.9)	(84.7)
Net spread income on FABN program	11.6	8.5	33.2	24.1
Interest expense on corporate debt (a)	(20.4)	(20.3)	(61.1)	(72.1)
Interest expense on financing arrangements (a)	(0.6)	(0.8)	(2.0)	(2.8)
Total excluding variable components	30.1	20.7	86.0	70.4
Variable components:
Net income from assets supporting deferred compensation plans:
Investment income	(0.3)	11.3	11.3	24.2
Expenses (a)	(0.8)	(10.4)	(16.7)	(22.5)
Net income from assets supporting deferred compensation plans	(1.1)	0.9	(5.4)	1.7
Alternative investment income (loss):
Total alternative income	37.4	15.8	76.3	40.4
Allocated to product lines	(6.2)	(5.9)	(17.5)	(17.9)
Allocated to FABN program	(1.7)	0.1	(3.6)	(0.6)
Excess alternative investment income (loss)	29.5	10.0	55.2	21.9
Trading account income	0.8	1.2	3.5	4.8
Hedge variance related to fixed indexed products (a)	(0.7)	—	(1.5)	1.0
Impact of annual option forfeitures related to fixed indexed annuity surrenders (a)	4.9	3.8	14.5	8.8
Impacts of change in projected cash flows, prepayment and call income and other	4.6	2.9	6.9	2.7
Total variable components	38.0	18.8	73.2	40.9
Total investment income not allocated to product lines	$68.1	$39.5	$159.2	$111.3
________________
(a)Amounts reported as benefits and expenses.
(b)Comprised of interest credited and amortization of deferred acquisition costs.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Reconciliation to net investment income:
Total investment income not allocated to product lines	$68.1	$39.5	$159.2	$111.3
Amounts allocated to products	282.6	271.0	834.2	800.6
Total allocated and not allocated to products investment income	350.7	310.5	993.4	911.9
Investment income on variable interest entities reported as non-operating income	4.9	4.5	13.2	18.7
Add back amounts reported as benefits and expenses	91.6	86.5	271.2	255.7
Change in market values of the underlying options supporting fixed indexed products	0.4	98.2	96.9	108.6
Net investment income	$447.6	$499.7	$1,374.7	$1,294.9

The above table reconciles investment income not allocated to product lines to net investment income. Net investment income is made up of net investment income from general account assets and policyholder and other special-purpose portfolios. Investment income not allocated to product lines will generally fluctuate from period to period based on the performance of our alternative investments (which are typically reported one quarter in arrears); the earnings related to the investments underlying our COLI; the spread we earn from our FHLB investment borrowing and FABN programs; the level of prepayment income (including call premiums) and trading account income; and the impact of annual option forfeitures related to fixed indexed annuity surrenders. The increases in the 2026 periods compared to the same periods in 2025 are primarily due to an increase in alternative investment results and increased spread income on the FHLB and FABN programs.

Net Non-Operating Income (Loss):

The following summarizes our net non-operating income (loss) for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net realized investment losses from disposals, impairments and change in allowance for credit losses	$(48.3)	$(8.8)	$(77.1)	$(43.8)
Net change in market value of investments recognized in earnings	(16.4)	5.8	(25.0)	15.6
Fair value changes related to agent deferred compensation plan	10.0	—	10.0	—
Changes in fair value of embedded derivative liabilities and market risk benefits	69.7	(18.1)	61.9	(62.5)
Expenses related to TechMod initiative	(10.1)	(7.2)	(33.5)	(10.4)
Goodwill and other asset impairment	—	(96.7)	—	(96.7)
Net loss related to divested business	—	—	(3.0)	—
Other	1.3	(1.6)	0.1	0.1
Net non-operating loss before taxes	6.2	(126.6)	(66.6)	(197.7)
Income tax expense:
On non-operating income (loss)	(2.1)	22.5	13.5	38.3
Valuation allowance for deferred tax assets	(22.1)	—	(22.1)	—
Net non-operating loss	$(18.0)	$(104.1)	$(75.2)	$(159.4)

Net realized investment losses for the three and nine months ended September 30, 2026 were $48.3 million and $77.1 million, including a net increase in the allowance for credit losses of $5.4 million and $18.2 million, respectively. Net realized investment losses in the three and nine months ended September 30, 2025, were $8.8 million and $43.8 million, respectively, including a net reduction in the allowance for credit losses of $8.0 million and an increase of $2.5 million, respectively.

The change in market value of investments recognized in earnings was $(16.4) million and $5.8 million during the three months ended September 30, 2026 and September 30, 2025, respectively, and was $(25.0) million and $15.6 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The change in value will fluctuate from period to period based on market conditions.

During the third quarter of 2026, we recognized an increase in earnings of $10.0 million for the mark-to-market change in the agent deferred compensation plan liability, which was impacted by changes in the underlying actuarial assumptions used to value the liability. We recognize the mark-to-market change in the estimated value of this liability through earnings as assumptions change.

During the third quarter of 2026, we recognized an increase in pre-tax earnings of $69.7 million, resulting from changes in the fair value of embedded derivative liabilities and MRBs related to our fixed indexed annuities, compared to a decrease of $18.1 million in the third quarter of 2025. We recognized an increase (decrease) in pre-tax earnings of $61.9 million and $(62.5) million in the first nine months of 2026 and 2025, respectively. Such amounts include the impacts of changes in market interest rates, equity impacts and equity volatility used to determine the estimated fair values of the embedded derivatives and MRBs and the unfavorable impact resulting from our comprehensive annual actuarial review of $11.2 million and $14.3 million during the three months ended September 30, 2026 and 2025, respectively.

During the third quarter of 2026, we incurred $10.1 million of expenses related to TechMod, compared to $7.2 million in the third quarter of 2025. For the nine months ended September 30, 2026, we incurred $33.5 million of TechMod-related expenses, compared to $10.4 million in the prior year period. TechMod is an initiative that began in 2025 to modernize certain elements of our technology. These expenses relate primarily to data conversion and migration activities associated with the implementation of our modernized insurance administrative platforms. The costs also include discrete external consulting fees for project management support specialized implementation capabilities that we do not maintain internally, as well as certain temporary duplicate vendor costs incurred while legacy and modernized systems operate in parallel. These costs were incremental to our normal spend and will not recur following implementation. We exclude these costs from operating income because they are directly attributable to a defined, finite modernization initiative and are not expected to continue once the project is completed. Management believes this presentation provides meaningful information to investors by improving period-over-period comparability and by facilitating an assessment of our ongoing operating performance absent the temporary impact of these project-specific costs.

During the three months ended September 30, 2025, the Company performed a quantitative impairment assessment of the Optavise reporting unit, driven by macroeconomic conditions, a decline in comparable public company valuations, and lower than anticipated revenue. As a result, the Company determined that goodwill of $69.5 million and other assets, primarily intangible assets, of $27.2 million were fully impaired as of September 30, 2025.

During the nine months ended September 30, 2026, we incurred a $3.0 million loss related to our exit from the fee services side of the Worksite Division business, all of which was incurred during the first half of 2026. In addition to exit costs, this loss includes operating losses for the period. Operating losses prior to the fourth quarter of 2025 were reported in operating income as a component of fee income. The exit of the fee services business was substantially complete as of June 30, 2026.

During the nine months ended September 30, 2026, we generated capital losses primarily from asset sales in anticipation of executing the internal reinsurance transaction on October 1, 2026, portfolio optimization activities and from capital loss allocations from partnership investments. During the third quarter, higher interest rates reduced the level of unrealized capital gains in the insurance companies' available-for-sale fixed maturity securities portfolio that could serve as a source of taxable income to support realization of the resulting capital loss carryforwards. Based on our evaluation of all available positive and negative evidence as of September 30, 2026, management concluded that it is more likely than not that all of the deferred tax assets associated with these capital loss carryforwards will not be realized before expiration. Accordingly, we recorded a valuation allowance of $22.1 million against these deferred tax assets during the period.

We have not recorded a valuation allowance against deferred tax assets associated with unrealized losses on our available-for-sale fixed maturity securities. In evaluating the realizability of these deferred tax assets, we considered our intent and ability to hold the underlying securities until recovery or maturity, available and feasible tax planning strategies that could be implemented, if necessary, to support realization of our deferred tax asset, as well as the expected reversal of the related temporary differences and other available sources of taxable income. Our operating cash flows, capital resources and available sources of liquidity further support our ability to hold securities in an unrealized loss position until recovery or maturity without the need to sell such securities to meet near-term liquidity requirements. Based on our evaluation of all available positive and negative evidence, we concluded that it is more likely than not that these deferred tax assets will be realized.

2026 OUTLOOK

We are raising our full-year operating earnings per diluted share guidance, representing a 9 percent increase at the midpoint from our previously disclosed 2026 guidance, as discussed below.

We expect operating earnings per diluted share to be in the range of $5.05 to $5.15, excluding any significant items in the year (as compared to our previous guidance of $4.60 to $4.80). We expect our expense ratio to be in the range of 18.6 percent to 18.8 percent (as compared to our previous guidance of 18.8 percent to 19.0 percent), reflecting improved operating leverage from continued strong sales results. We expect fee income of approximately $25 million (compared to our previous guidance of $30 million), primarily reflecting the continued shift from Medicare Advantage to Medicare Supplement. We expect the effective tax rate to be approximately 20.5 percent (as compared to our previous guidance of 21.5 percent), which excludes the impact resulting from the valuation allowance recognized during the current quarter.

Our 2026 operating ROE is expected to exceed the three-year target of 12 percent we had previously established for year-end 2027. We expect to establish new operating ROE targets when we update our outlook in February 2027.

CNO's wholly owned Bermuda reinsurance company executed its third transaction, reinsuring approximately $270 million of inforce graded benefit life statutory reserves from Colonial Penn Life Insurance Company ("Colonial Penn"), a CNO subsidiary, effective October 1, 2026.

We are narrowing the range of our expected free cash flows to a range of $220 million to $240 million (as compared to our previous guidance of $200 million to $250 million). We expect to continue to manage to: (i) a consolidated RBC ratio in the range of 360 percent to 390 percent for our U.S. based insurance subsidiaries; (ii) minimum holding company liquidity of $150 million; and (iii) a target debt to total capital, excluding accumulated other comprehensive loss, in the range of 25 percent to 28 percent.

In the second quarter of 2025, we began TechMod, an initiative to modernize certain elements of our technology, enabling continued growth of the business over the long-term. We expect to spend approximately $70 million in 2026, which is largely consistent with our 2026 expectations. The outlook metrics previously described include the expected impact of this initiative. During the nine months ended September 30, 2026, we incurred approximately $45 million related to this initiative, of which approximately 74 percent is classified as non-operating expenses, 11 percent is classified as operating expenses, and 15 percent is capitalized.

LIQUIDITY AND CAPITAL RESOURCES

Our capital structure as of September 30, 2026 and December 31, 2025 was as follows (dollars in millions):

	September 30, 2026	December 31, 2025
Total capital:
Corporate notes payable	$1,336.7	$1,335.6
Shareholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	1,178.3	1,336.3
Accumulated other comprehensive loss	(1,545.8)	(1,115.0)
Retained earnings	2,690.3	2,416.0
Total shareholders’ equity	2,323.7	2,638.2
Total capital	$3,660.4	$3,973.8

The following table summarizes certain financial ratios as of and for the nine months ended September 30, 2026 and as of and for the year ended December 31, 2025:

	September 30, 2026	December 31, 2025
Book value per common share	$25.34	$27.92
Book value per common share, excluding accumulated other comprehensive loss (a)	42.19	39.72
Debt to total capital ratios:
Corporate debt to total capital	36.5%	33.6%
Corporate debt to total capital, excluding accumulated other comprehensive loss (a)	25.7%	26.2%
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

Three of the Company's insurance subsidiaries (Bankers Life, Washington National Insurance Company ("Washington National") and Colonial Penn) are members of the FHLB.  As members of the FHLB, our insurance subsidiaries have the ability to borrow from the FHLB on a collateralized basis.  As of September 30, 2026, collateralized borrowings from the FHLB totaled $3.2 billion and are classified as investment borrowings in the accompanying consolidated balance sheet. The borrowings are collateralized by investments with an estimated fair value of $3.9 billion at September 30, 2026, which are maintained in custodial accounts for the benefit of the FHLB. The proceeds from these borrowings were used to purchase variable rate fixed maturity securities with similar durations to generate spread-based earnings.

We are required to hold certain minimum amounts of FHLB common stock as a condition of membership in the FHLB, and additional amounts based on the amount of the borrowings.  As of September 30, 2026, the carrying value of the FHLB common stock was $140.7 million.

Bankers Life has a FABN program pursuant to which Bankers Life may issue funding agreements to a Delaware statutory trust organized in series (the "Trust") to generate spread-based earnings. Under current authorizations, the maximum aggregate principal amount of funding agreements permitted to be outstanding at any one time under the FABN program is $4 billion. Bankers Life issued funding agreements each to a series of the Trust in a principal amount of $300 million in June 2026 and $350 million and $400 million in September and December 2025, respectively. During January 2025, a $400 million funding agreement was repaid at maturity. The aggregate principal amount of funding agreements outstanding at September 30, 2026 was $3.7 billion. The activity related to the funding agreements is reported in investment income not allocated to product lines.

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

Our estimated consolidated statutory RBC ratio of our U.S. based insurance subsidiaries was 374 percent at September 30, 2026, compared to 380 percent at December 31, 2025. In the first nine months of 2026, the RBC ratio reflected our estimated consolidated statutory operating income of $80.3 million. Our RBC ratio at September 30, 2026 was within our targeted RBC ratio range of 360 percent to 390 percent that is reflected in our risk appetite statement that we share and discuss with rating agencies and insurance regulators. We believe that the target RBC ratio range continues to adequately support our financial strength and credit ratings.

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

Fitch affirmed its "A" financial strength ratings of our primary insurance subsidiaries on October 8, 2026. The outlook for these ratings remains stable. An insurer rated "A", in Fitch's opinion, indicates a low expectation of ceased or interrupted payments and indicates strong capacity to meet policyholder and contract obligations. This capacity may, nonetheless, be more vulnerable to changes in circumstances or in economic conditions than is the case for higher ratings. Fitch ratings for the industry range from "AAA Exceptionally Strong" to "D Distressed" and some companies are not rated. Pluses and minuses show the relative standing within a category. Fitch has 24 possible ratings. There are five ratings above the "A" rating of our primary insurance subsidiaries and 18 ratings that are below that rating.

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

At September 30, 2026, CNO, CDOC and our other non-insurance subsidiaries held $230.7 million of unrestricted cash and cash equivalents, which was above our minimum target level of $150 million.

The ability of our U.S. based insurance subsidiaries to pay dividends is subject to state insurance department regulations and is based on the financial statements of our insurance subsidiaries prepared in accordance with statutory accounting practices prescribed or permitted by regulatory authorities, which differ from GAAP.  These regulations generally permit dividends to be paid from statutory earned surplus of the insurance company without regulatory approval for any 12-month period in amounts equal to the greater of (or in some states, the lesser of): (i) statutory net gain from operations or net income for the prior year; or (ii) 10 percent of statutory capital and surplus as of the end of the preceding year.  However, as Washington National and CLTX, the immediate U.S. based insurance subsidiaries of CDOC, have significant negative earned surplus, any dividend payments from the insurance subsidiaries require the prior approval of the director or commissioner of the applicable state insurance department. Washington National and CLTX receive funds to pay dividends primarily from: (i) the earnings of their direct businesses; (ii) tax sharing payments received from subsidiaries (if applicable); and (iii) with respect to CLTX, dividends received from subsidiaries. Bankers Conseco Life Insurance Company, Bankers Life and Colonial Penn are wholly owned subsidiaries of CLTX. Colonial Penn has significant negative earned surplus, and would therefore require prior approval to pay a dividend. Colonial Penn has not paid dividends in recent years. Bankers Life has positive earned surplus at September 30, 2026 and, depending on the size of the dividend, could require prior approval to pay a dividend. Bankers Conseco Life Insurance Company has minimal earned surplus, but consistently has positive earnings. As a result, a limited amount of dividends can be paid without prior approval. CNO Bermuda Re may not pay any dividends or make any capital distributions to its parent within the five years following the 2023 reinsurance transaction unless approved by the BMA.  In the first nine months of 2026, our U.S. based insurance subsidiaries paid dividends to CDOC totaling $55.5 million.  We expect to receive regulatory approval for future dividends from our subsidiaries, but there can be no assurance that such payments will be approved or that the financial condition of our insurance subsidiaries will not change, making future approvals less likely. In the first nine months of 2026, CDOC made capital contributions of $35.5 million to its insurance subsidiaries.

CDOC holds surplus debentures from CLTX with an aggregate principal amount of $749.6 million.  Interest payments on those surplus debentures do not require additional approval provided the RBC ratio of CLTX exceeds 100 percent (but do require prior written notice to the Texas Department of Insurance).  The estimated RBC ratio of CLTX was 332 percent at September 30, 2026.  CDOC also holds a surplus debenture from Colonial Penn with a principal balance of $160.0 million. Interest payments on that surplus debenture require prior approval by Colonial Penn's regulator in the state of domicile, the Indiana Department of Insurance. Insurance regulators may prohibit payments by our insurance subsidiaries to parent companies if they determine that such payments could be adverse to our policyholders or contractholders. However, dividends and other payments from our non-insurance subsidiaries, including 40|86 Advisors, Inc. and CNO Services, LLC, to CNO or CDOC do not require approval by any regulatory authority or other third party.

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

At September 30, 2026, there were no amounts outstanding under our $250.0 million Credit Agreement and there are no scheduled repayments of our direct corporate obligations until May 2029.

Free cash flow is a measure of holding company liquidity and is calculated as: (i) dividends, management fees and surplus debenture interest payments received from our subsidiaries; plus (ii) earnings on corporate investments; less (iii) interest expense, corporate expenses and net tax payments. During the twelve months ended September 30, 2026, we generated $344.1 million of such free cash flow, of which $110.1 million was generated during the first nine months of 2026. The Company expects to deploy its free cash flow into investments to accelerate profitable growth, common stock dividends and share repurchases. The amount and timing of future share repurchases (if any) will be based on business and market conditions and other factors including, but not limited to, available free cash flow, the current price of our common stock and investment opportunities. In the first nine months of 2026, we repurchased 3.8 million shares of common stock for $180.0 million under our securities repurchase program, including $0.5 million repurchases settled in the fourth quarter of 2026. The Company had remaining repurchase authority of $240.4 million as of September 30, 2026.

In the first nine months of 2026, dividends declared on common stock totaled $50.4 million ($0.53 per common share). In May 2026, the Company increased its quarterly common stock dividend to $0.18 per share from $0.17 per share.

Fitch affirmed its "BBB+" and "BBB" ratings on our issuer credit and senior unsecured debt ratings, respectively, on October 8, 2026. The outlook for these ratings is stable. In Fitch's view, an obligation rated "BBB" indicates that expectations of default risk are currently low. The capacity for payment of financial commitments is considered adequate but adverse business or economic conditions are more likely to impair this capacity. Pluses and minuses show the relative standing within a category. Fitch has a total of 24 possible ratings ranging from "AAA" to "D". There are seven ratings above CNO's "BBB+" rating and 16 ratings that are below its rating. There are eight ratings above CNO's "BBB" rating and 15 ratings that are below its rating.

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

INVESTMENTS

At September 30, 2026, the amortized cost, gross unrealized gains, gross unrealized losses, allowance for credit losses and estimated fair value of fixed maturities, available for sale, were as follows (dollars in millions):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Allowance for credit losses	Estimated fair value
Investment grade (a):
Corporate securities	$14,817.3	$8.1	$(2,220.7)	$(37.6)	$12,567.1
United States Treasury securities and obligations of United States government corporations and agencies	214.3	—	(50.0)	—	164.3
States and political subdivisions	3,187.4	2.2	(577.6)	(0.7)	2,611.3
Foreign governments	144.6	—	(20.2)	(1.1)	123.3
Asset-backed securities	2,068.5	1.1	(84.3)	(0.1)	1,985.2
Agency residential mortgage-backed securities	639.1	0.8	(14.4)	—	625.5
Non-agency residential mortgage-backed securities	1,136.3	7.0	(104.0)	—	1,039.3
Collateralized loan obligations	1,609.9	2.0	(2.6)	—	1,609.3
Commercial mortgage-backed securities	2,067.9	0.9	(112.2)	—	1,956.6
Total investment grade fixed maturities, available for sale	25,885.3	22.1	(3,186.0)	(39.5)	22,681.9
Below-investment grade (a) (b):
Corporate securities	740.3	1.6	(54.1)	(12.5)	675.3
States and political subdivisions	22.4	0.1	(2.8)	(2.4)	17.3
Asset-backed securities	29.0	—	(1.6)	—	27.4
Non-agency residential mortgage-backed securities	191.1	12.2	(3.0)	—	200.3
Commercial mortgage-backed securities	93.6	—	(15.7)	(2.5)	75.4
Total below-investment grade fixed maturities, available for sale	1,076.4	13.9	(77.2)	(17.4)	995.7
Total fixed maturities, available for sale	$26,961.7	$36.0	$(3,263.2)	$(56.9)	$23,677.6
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

A summary of our fixed maturity securities, available for sale, by NAIC designations (or for fixed maturity securities held by non-regulated entities, based on NRSRO ratings) as of September 30, 2026 is as follows (dollars in millions):

NAIC designation	Amortized cost	Estimated fair value	Percentage of total estimated fair value
1	$16,283.3	$14,224.3	60.0%
2	9,794.7	8,654.3	36.6
Total NAIC 1 and 2 (investment grade)	26,078.0	22,878.6	96.6
3	632.4	589.2	2.5
4	227.8	193.6	0.8
5	17.5	12.6	0.1
6	6.0	3.6	—
Total NAIC 3, 4, 5 and 6 (below-investment grade)	883.7	799.0	3.4
Total	$26,961.7	$23,677.6	100.0%

Fixed Maturity Securities, Available for Sale

The following table summarizes the carrying values and gross unrealized losses of our fixed maturity securities, available for sale, by category as of September 30, 2026 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
States and political subdivisions	$2,628.6	11.1%	$580.4	17.8%
Commercial mortgage-backed securities	2,032.0	8.6	127.9	3.9
Asset-backed securities	2,012.6	8.5	85.9	2.6
Banks	1,878.2	7.9	249.9	7.7
Collateralized loan obligations	1,609.3	6.8	2.6	0.1
Insurance	1,583.3	6.7	283.7	8.7
Brokerage	1,277.1	5.4	114.1	3.5
Non-agency residential mortgage-backed securities	1,239.6	5.2	107.0	3.3
Utilities	1,112.3	4.7	225.2	6.9
Healthcare/pharmaceuticals	925.5	3.9	282.5	8.7
Technology	874.6	3.7	230.3	7.1
Cable/media	633.4	2.7	147.4	4.5
Agency residential mortgage-backed securities	625.5	2.6	14.4	0.4
Food/beverage	573.7	2.4	128.6	3.9
Energy/pipelines	553.4	2.3	71.1	2.2
Real estate/REITs	479.3	2.0	60.5	1.9
Transportation	382.9	1.6	68.2	2.1
Building materials	253.9	1.1	32.0	1.0
Retail	250.4	1.1	48.8	1.5
Autos	244.5	1.0	33.3	1.0
Chemicals	185.4	0.8	37.1	1.1
Other	2,322.1	9.9	332.3	10.1
Total fixed maturities, available for sale	$23,677.6	100.0%	$3,263.2	100.0%

Below-Investment Grade Securities

At September 30, 2026, the amortized cost of the Company's below-investment grade fixed maturity securities, available for sale, was $1,076.4 million, or 4 percent, of the Company's fixed maturity portfolio. The estimated fair value of the below-investment grade portfolio was $995.7 million, or 93 percent, of the amortized cost. Based on the credit quality ratings assigned by the NAIC: (i) the amortized cost of our below-investment grade fixed maturities was $883.7 million, or 3 percent of our fixed maturity portfolio; and (ii) the estimated fair value of such below-investment grade fixed maturities was $799.0 million, or 90 percent, of the amortized cost.

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

Structured Securities

At September 30, 2026, fixed maturity investments included structured securities with an estimated fair value of $7.5 billion, which represents 32 percent of all fixed maturity securities.  The yield characteristics of structured securities generally differ in some respects from those of traditional corporate fixed-income securities or government securities.  For example, interest and principal payments on structured securities may occur more frequently, often monthly.  In many instances, we are subject to variability in the amount and timing of principal and interest payments.  For example, in many cases, partial prepayments may occur at the option of the issuer and prepayment rates are influenced by a number of factors that cannot be predicted with certainty, including:  the relative sensitivity of prepayments on the underlying assets backing the security to changes in interest rates and asset values; the availability of alternative financing; a variety of economic, geographic and other factors; the timing, pace and proceeds of liquidations of defaulted collateral; and various security-specific structural considerations (for example, the repayment priority of a given security in a securitization structure).  In addition, the total amount of payments for non-agency structured securities may be affected by changes to cumulative default rates or loss severities of the related collateral.

The amortized cost and estimated fair value of structured securities at September 30, 2026, summarized by type of security, were as follows (dollars in millions):

		Estimated fair value
	Amortized cost	Amount	Percent of fixed maturities
Asset-backed securities	$2,097.5	$2,012.6	8.5%
Agency residential mortgage-backed securities	639.1	625.5	2.7
Non-agency residential mortgage-backed securities	1,327.4	1,239.6	5.2
Collateralized loan obligations	1,609.9	1,609.3	6.8
Commercial mortgage-backed securities	2,161.5	2,032.0	8.6
Total structured securities	$7,835.4	$7,519.0	31.8%

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

Net Realized and Unrealized Investment Losses

During the nine months ended September 30, 2026, the $123.6 million of gross realized losses on sales of $4,118.1 million of fixed maturity securities, available for sale, primarily related to various corporate securities.

During the nine months ended September 30, 2025, we recognized $42.7 million of realized losses on sales of $874.2 million of fixed maturity securities, available for sale, primarily related to various corporate securities and commercial mortgage-backed securities.

The following summarizes the investments sold at a loss during the first nine months of 2026 which had been continuously in an unrealized loss position exceeding 20 percent of the amortized cost basis prior to the sale for the period indicated (dollars in millions):

		At date of sale
	Number of issuers	Amortized cost	Fair value
Less than 6 months prior to sale	—	$—	$—
Greater than or equal to 6 months and less than 12 months prior to sale	4	12.3	7.5
Greater than 12 months prior to sale	3	5.0	3.1
		$17.3	$10.6

Future events may occur, or additional information may become available, which may necessitate future realized losses in our portfolio.  Significant losses could have a material adverse effect on our consolidated financial statements in future periods.

The following table sets forth the amortized cost and estimated fair value of those fixed maturities, available for sale, with unrealized losses at September 30, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.  Structured securities frequently include provisions for periodic principal payments and permit periodic unscheduled payments.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$130.6	$129.8
Due after one year through five years	2,050.2	1,990.6
Due after five years through ten years	3,272.5	3,081.3
Due after ten years	12,399.4	9,671.4
Subtotal	17,852.7	14,873.1
Structured securities	5,677.3	5,336.8
Total	$23,530.0	$20,209.9

The following summarizes the investments in our portfolio rated below-investment grade not deemed to have credit losses which have been continuously in an unrealized loss position exceeding 20 percent of the cost basis as of September 30, 2026 (dollars in millions):

	Number of issuers	Cost basis	Unrealized loss	Estimated fair value
Less than 6 months	2	$0.8	$(0.2)	$0.6
Greater than or equal to 6 months and less than 12 months	1	3.0	(0.9)	2.1
Greater than 12 months	4	27.1	(8.5)	18.6
Total		$30.9	$(9.6)	$21.3

The following table summarizes the gross unrealized losses of our fixed maturity securities, available for sale, by category and ratings category as of September 30, 2026 (dollars in millions):

	Investment grade		Below-investment grade
	AAA/AA/A	BBB	BB	B+ and below	Total gross unrealized losses
States and political subdivisions	$569.7	$7.9	$0.3	$2.5	$580.4
Insurance	163.2	119.2	1.1	0.2	283.7
Healthcare/pharmaceuticals	205.0	75.8	0.4	1.3	282.5
Banks	163.5	86.3	0.1	—	249.9
Technology	139.2	88.8	2.2	0.1	230.3
Utilities	133.7	90.9	0.6	—	225.2
Cable/media	18.8	105.4	15.7	7.5	147.4
Food/beverage	42.7	84.4	1.5	—	128.6
Commercial mortgage-backed securities	85.1	27.1	10.5	5.2	127.9
Brokerage	67.2	46.2	0.6	0.1	114.1
Non-agency residential mortgage-backed securities	99.0	5.0	0.5	2.5	107.0
Asset-backed securities	41.6	42.7	1.4	0.2	85.9
Education	67.5	7.2	—	—	74.7
Energy/pipelines	15.3	55.8	—	—	71.1
Transportation	33.4	32.2	0.2	2.4	68.2
Real estate/REITs	30.3	29.5	0.7	—	60.5
United States Treasury securities and obligations of United States government corporations and agencies	50.0	—	—	—	50.0
Retail	35.8	11.5	1.5	—	48.8
Capital goods	27.2	10.6	—	—	37.8
Chemicals	3.4	33.4	0.3	—	37.1
Autos	8.8	24.4	0.1	—	33.3
Building materials	5.8	25.6	0.6	—	32.0
Consumer products	12.9	1.3	—	14.6	28.8
Aerospace/defense	10.0	18.5	0.1	—	28.6
Telecom	1.2	20.5	—	—	21.7
Foreign governments	9.3	10.9	—	—	20.2
Metals and mining	3.6	12.9	0.1	0.1	16.7
Agency residential mortgage-backed securities	14.5	—	—	—	14.5
Paper	0.1	12.2	—	—	12.3
Entertainment/hotels	8.5	3.5	0.1	(0.1)	12.0
Business services	—	5.7	0.2	0.2	6.1
Packaging	—	5.1	(0.1)	0.1	5.1
Collateralized loan obligations	2.3	0.3	—	—	2.6
Other	12.5	4.0	1.6	0.1	18.2
Total fixed maturities, available for sale	$2,081.1	$1,104.8	$40.3	$37.0	$3,263.2

Our investment strategy is to manage, over a sustained period and within acceptable parameters of quality and risk, capital efficiency through active strategic asset allocation and investment management. Accordingly, we may sell securities at a gain or a loss to enhance the projected total return of the portfolio as market opportunities change, to reflect changing perceptions of risk, or to better match certain characteristics of our investment portfolio with the corresponding characteristics of our insurance liabilities. We may also selectively realize gains when appropriate to preserve the tax benefit of capital loss carryforwards that might otherwise expire. These strategic sales do not alter our overall intent and ability to hold securities in an unrealized loss position until recovery or maturity.

INVESTMENTS IN VARIABLE INTEREST ENTITIES

The following table provides supplemental information about the revenues and expenses of the variable interest entities ("VIEs") which have been consolidated in accordance with authoritative guidance, after giving effect to the elimination of our investment in the VIEs and investment management fees earned by a subsidiary of the Company (dollars in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Net investment income – policyholder and other special-purpose portfolios	$5.0	$6.1	$13.2	$20.9
Fee revenue and other income	(0.2)	1.2	(0.8)	3.6
Total revenues	4.8	7.3	12.4	24.5
Expenses:
Interest expense	3.9	5.7	11.7	19.4
Gain on extinguishment of borrowings related to variable interest entities	—	—	—	(1.5)
Other operating expenses	0.1	0.4	1.1	2.7
Total expenses	4.0	6.1	12.8	20.6
Income before net investment gains (losses) and income taxes	0.8	1.2	(0.4)	3.9
Net investment gains (losses)	0.1	(1.7)	(2.0)	(6.1)
Income (loss) before income taxes	$0.9	$(0.5)	$(2.4)	$(2.2)

Supplemental Information on Investments Held by VIEs

The following table summarizes the carrying values and gross unrealized losses of the investments held by the VIEs by category as of September 30, 2026 (dollars in millions):

	Carrying value	Percent of fixed maturities	Gross unrealized losses	Percent of gross unrealized losses
Technology	$35.3	11.5%	$0.5	21.9%
Brokerage	33.6	10.9	0.2	9.6
Healthcare/Pharma	28.1	9.1	0.1	4.5
Building Materials	22.5	7.3	0.1	2.8
Food/Beverage	22.0	7.1	0.1	4.8
Paper	18.9	6.1	0.1	1.9
Cable/Media	17.5	5.7	0.7	29.3
Insurance	15.8	5.1	0.1	6.0
Chemicals	15.4	5.0	0.1	5.6
Autos	15.3	5.0	0.1	2.3
Utilities	14.1	4.6	0.1	1.8
Transportation	14.0	4.6	—	0.3
Aerospace/Defense	13.4	4.4	0.1	1.6
Capital Goods	8.7	2.8	—	0.4
Consumer Products	8.2	2.7	—	1.0
Business Services	8.1	2.6	0.1	1.5
Energy/Pipelines	4.7	1.5	—	0.7
Retail	4.4	1.4	—	0.3
Other	7.8	2.6	0.1	3.7
Total	$307.8	100.0%	$2.5	100.0%
The following table sets forth the amortized cost and estimated fair value of those investments held by the VIEs with unrealized losses at September 30, 2026, by contractual maturity.  Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized cost	Estimated fair value
	(Dollars in millions)
Due in one year or less	$—	$—
Due after one year through five years	133.6	130.6
Due after five years through ten years	98.4	97.5
Total	$232.0	$228.1

NEW ACCOUNTING STANDARDS

See "Recently Adopted Accounting Standards" and "Recently Issued Accounting Standards" in Note 1 to the Consolidated Financial Statements (unaudited) included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recently adopted and issued accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our market risks, and the ways we manage them, are summarized in "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the year ended December 31, 2025.  There have been no material changes in the first nine months of 2026 to such risks or our management of such risks.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  CNO's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of CNO's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")).  Based on its evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, CNO's disclosure controls and procedures were effective to ensure that information required to be disclosed by CNO in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting.  There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period (in 2026)	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (a)
				(dollars in millions)
July 1 through July 31	194,804	$52.99	194,581	$290.1
August l through August 31	623,890	54.71	623,734	256.0
September 1 through September 30	282,113	55.21	281,748	240.4
Total	1,100,807	54.54	1,100,063	240.4
________________
(a)    The Company's Board of Directors has authorized additional repurchases from time to time, most recently in February 2025 when it authorized the repurchase of an additional $500.0 million of the Company's outstanding shares of common stock.

ITEM 5.  OTHER INFORMATION.

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, one of the officers (as defined in Rule 16a-1(f) of the Exchange Act) (each, a "Section 16 officer") of the Company adopted a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) for the sale of the Company’s common stock. The following summarizes the material terms of such Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and the Company’s policies regarding transactions in Company securities:

Name and title of officer	Date of trading arrangement	Duration of trading arrangement (a)	Aggregate shares of common stock to be sold pursuant to the trading arrangement (b)

Scott L. Goldberg	September 4, 2026	December 31, 2027	32,558
President, Consumer Division
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

During the three months ended September 30, 2026, other than the individual included in the table above, none of the Company's directors and no other Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Dated: November 5, 2026
	By:	/s/ Joel T. Koehneman
Joel T. Koehneman
Senior Vice President and Chief Accounting Officer
(authorized officer and principal accounting officer)